Form 10KSB
period 1999-12-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2000-03-30
CIK 1066764

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        ----------------------------------------------------------------


                                   FORM 10-KSB

  [X] Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange
      Act of 1934

                   For the fiscal year ended December 31, 1999


                        DELTA CAPITAL TECHNOLOGIES, INC.


               Delaware, USA                                 98-0187705
      (State of Other jurisdiction of                  (IRS Employer ID No.)
       incorporation or organization)


                         SUITE 255, 999 - 8TH STREET, SW
                         CALGARY, ALBERTA T2R 1J5 CANADA
                    (Address of Principal Executive Offices)


                                 (403) 244-7300
                (Issuer's Telephone Number, Including Area Code)


           Securities registered under Section 12(b) of the Act: None


             Securities registered under Section 12(g) of the Act:

                    Common Stock with a par value of $0.001
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Issuer's revenues for the most recent fiscal year was nil.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on February 1, 2000, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $14,630,815.

The number of shares of the Registrant's Common Stock outstanding as of March 28, 2000 was 14,100,000 shares.

Documents incorporated by reference are contained in Item 13 of this Form
10-KSB.

--------------------------------------------------------------------------------

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS ........................................... 3

ITEM 2 - DESCRIPTION OF PROPERTY............................................ 10

ITEM 3 - LEGAL PROCEEDINGS.................................................. 10

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 10


                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS....................................... 10

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION...................................................... 12

ITEM 7 - FINANCIAL STATEMENTS............................................... 14

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE............................ 15


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT............................................................... 15

ITEM 10 - EXECUTIVE COMPENSATION............................................ 15

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT................................................... 16

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 17

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K.................................. 18

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

SUMMARY

DELTA CAPITAL TECHNOLOGIES, INC. ("Delta Capital") was incorporated under the laws of Delaware on March 4, 1998. Delta Capital originally had authorized share capital of 1,500 common shares with a par value of $0.001. On April 27, 1998 Delta Capital filed an amendment to its Certificate of Incorporation increasing its share capital to 25,000,000 common shares with a par value of $0.001 per share. On March 15, 1999 Delta Capital underwent a one for four stock split bringing the total number of shares issued and outstanding from 2,200,000 to 8,800,000 shares issued and outstanding. As at March 28, 2000 there were 14,100,000 common shares of Delta Capital issued and outstanding. Delta Capital's principal business office and registered and records office is at Suite 255, 999 - 8th St. SW Calgary, AB T2R 1J5 Canada.

Delta Capital is in the business of providing e-Business software and support services.

Between March 4, 1998 and June 1, 1999 Delta Capital's focus was directed towards assessing various potential acquisition targets in the Internet and related fields. During that period Delta Capital spent minimal funds conducting its assessment of various businesses. Funds required for administration of Delta Capital during fiscal years ended December 31, 1998 and subsequent months came from monies raised from initial investors. On June 1, 1999 Delta Capital entered into the software development business.

SOFTWARE

On June 1, 1999 Delta Capital acquired the rights to an exclusive worldwide license to the relBuilder(TM) Enterprise Suite of business intelligent e-Commerce and e-Business software (the "Software") from 827109 Alberta Ltd. ("AltaCo"), an Alberta, Canada based private company. AltaCo was incorporated on April 16, 1999 and changed its name to Delta Enterprise Technologies (Canada) Inc. effective September 29, 1999. The rights were acquired pursuant to a License Agreement dated June 1, 1999 between Delta Capital and AltaCo, as amended by a Letter Agreement dated September 2, 1999 (the "License Agreement"). The Software application includes modules for e-Commerce, e-Project Management, e-Customer Services, e-Document Assembly, e-Contact Management, e-Business Intelligence and e-Back office and a Core Technology which models business rules and relationships. The License Agreement allows Delta Capital to distribute licenses for the Software through sub-licenses.

The License Agreement requires Delta Capital to pay to AltaCo a non-refundable lump sum license fee of US$33,785 by November 1, 1999, which has been paid by Delta Capital. Under the License Agreement, Delta Capital is required to pay a royalty payment of 15% of net sales with minimum amounts of US$33,785 in the first year, US$135,000 in the second year, and US$200,000 in the third year (the "Royalty Payments"). The term of the License Agreement is for three years commencing June 1, 1999 and upon expiration of the term, Delta Capital may renew the License Agreement for an unlimited term for the sum of one ($1.00) dollar. AltaCo acquired its rights to the Software from SiCom Solutions Inc., an Alberta, Canada based private company ("SiCom") on identical terms to the License Agreement.

SHAREHOLDINGS

Pursuant to an agreement dated June 1, 1999 between Delta Capital and AltaCo (the "Share Exchange Agreement") Delta Capital agreed to issue to AltaCo 5,000,000 shares of Delta Capital in exchange for 5,000,000 shares of AltaCo. Delta Capital has attributed a value of $0.50 per share for the 5,000,000 shares issued to AltaCo based on the attributed value of $0.50 per share for each of the 5,000,000 AltaCo shares acquired. Management is of the view that the proper way to value the 5,000,000 Delta Capital shares is to equate such shares to the value of the 5,000,000 AltaCo shares received in exchange. However, the value of the 5,000,000 AltaCo shares cannot be determined at this stage and therefore the value of the 5,000,000 Delta Capital shares cannot be presently determined. The exchange of the shares was completed on September 9, 1999. As a result of the shares of AltaCo issued to Delta Capital pursuant to the Share Exchange Agreement, Delta Capital became the second largest single shareholder of AltaCo holding 35.71% of the issued and outstanding shares of AltaCo. Delta Capital's significant shareholdings in AltaCo provide it with the ability to have a significant influence on the operations of AltaCo.

Paul Davis, the President , CEO and Director of Delta Capital, AltaCo and SiCom does not directly own any shares of Delta Capital but personally owns 48.21% of the issued and outstanding shares of AltaCo and 62.82% of SiCom. Kevin Wong, a Director of Delta Capital and Vice President Technology and Director of AltaCo does not directly own any shares of Delta Capital but personally owns 16.07% of the issued and outstanding shares of AltaCo and 8.8% of SiCom. Rajesh Taneja a former Director of Delta Capital who resigned on February 15, 2000, owns no shares of Delta Capital.

RESEARCH AND DEVELOPMENT

To date, Delta Capital has relied primarily on research and development of the Software previously funded by SiCom. Delta Capital has also advanced monies, as reflected in the financial statements under general and administrative expenses, against payment obligations provided for in the License Agreement. As the licensee of the Software , it will be Delta Capital's responsibility to fund and direct future development of the Software. Delta Capital has engaged AltaCo to continue to develop the Software on a fair market, fee for services basis, under direction from Delta Capital. Similarly, it is anticipated that AltaCo will provide support services to Delta Capital to ensure effective implementation of the Software at Delta Capital's client sites. As indicated, Delta Capital will pay AltaCo fees based on industry standard rates for the services it is provided.

DELTA CAPITAL'S PRODUCTS

The Software consists of a software engine called the "relBuilder(TM)" which is the Core Technology for a suite of six enterprise-class applications which permit companies and organizations to engage in e-Business. These applications are fully developed and are currently marketed as product release number 1.5.

The Software applications are as follows:

1. ENTERPRISE COMMERCE APPLICATION: Delta Capital's Enterprise e-Commerce Application provides merchants with the ability to conduct online sales and merchandizing activities over the Internet. The Enterprise e-Commerce Application has features which permit merchants to implement cross-selling, up-selling, comparative shopping and other merchandizing techniques designed to enhance their business. This technology can operate on a standalone basis or can enhance other e-Commerce solutions.

2. BACK OFFICE APPLICATION: The Back Office Application integrates existing general ledger, accounts receivable and payable, inventory, warehouse and other related back office functions with the Core Technology utilizing IBM's new "San Francisco" software architecture.

3. ENTERPRISE DOCUMENT ASSEMBLY APPLICATION: The Document Assembly Application is a content manager and document assembly tool that maximizes re-use of corporate information by bringing together data that is usually scattered across company-wide systems.

4. ENTERPRISE PROJECT MANAGEMENT APPLICATION: The Project Management Application is equipped to handle cross-project resource analysis, cross-project roll-ups of complex costing and estimating functions. This technology integrates with such leading software as Microsoft Exchange or Lotus Notes to provide project-based calendaring and scheduling. The Project Management Application provides a real-time graphical presentation of underlying data.

5. ENTERPRISE CUSTOMER SERVICE APPLICATION: The Customer Service Application has the ability to map complex call requirements, implement sophisticated operational logic and can integrate with a web server. This allows web-based customer self-service or call center operations from within the office environment to across the globe.

6. ENTERPRISE CONTACT MANAGEMENT APPLICATION: The Contact Management Application integrates with leading directory servers such as Microsoft Exchange and Lotus Notes to enable highly complex mapping of names, addresses, companies, contact information, corporate hierarchies, active and non-active projects, and histories.

DELTA CAPITAL'S MARKETING PROGRAM

PARTNER PROGRAM

Delta Capital has commenced building a network of e-Commerce and e-Business knowledgeable consultants and solutions providers throughout North America. Delta Capital plans to provide a products and services package directed toward established consultants - known as Partners - who agree to utilize Delta Capital's software in providing e-Commerce and e-Business solutions for their clients Delta Capital plans to penetrate top American and Canadian markets through its Partner Program over the course of the next 18 months with its first target markets being Toronto, Calgary, New York, Boston, San Francisco and Seattle. Delta Capital is currently pursuing vertical markets in Education, Oil and Gas, and Manufacturing.

Delta Capital has currently developed two partners in the consulting field for its Partnership Program. The partners are Khyber Pass Distributing, an entertainment consulting company and The Matridigm Corporation, a marketing business consultancy. Both of these partners have entered into agreements with Delta Capital to re-market Delta Capital's Software and implement it for e-Commerce or e-Business purposes with their clients. Based partly on experience gained from these relationships and partly from norms established by standard industry remarketing practices, Delta Capital is planning a fourth quarter Year 2000 rollout of software and services.

The Partner Program also includes development of relationships with internet service providers ("ISP") to provide them with the tools and capabilities to enable their clients to do business over the Internet. To that effect, Delta Capital entered into its first such sub-licensing agreement with Imaginet Communication Group Inc., a company which offers Internet access and web hosting services in Canada and the USA.

DIRECT CLIENTS

In anticipation of Delta Capital fully launching its Partner Program, it has developed direct relationships with five client/customer companies: Shaw Communications Inc., a cable company; Fairplay Network, a retail organization; Chevron Canada Resources, an oil company; G & G Oil & Gas Trading Partners Network, an oil and gas industry information initiative and Ryder Truck System through Dunvegan Group Inc. The direct sale of the software and service package is designed to develop examples of Delta Capital's technology at work. These examples will then be used as proof of performance when Delta Capital rolls out its product and service offering in the year 2000. Delta Capital is not dependent upon any single customer or client for its future success.

STRATEGIC ALLIANCES

In addition to its Partner Program, Delta Capital has developed and will continue to develop strategic alliances with various entities. Typically the strategic alliances result in Delta Capital marketing another company's products or Delta Capital utilizing other companies' software products within the company's product line. Not only does this establish a business relationship, but it also facilitates a sharing of information and an exchange of ideas between the parties.

Delta Capital has a strategic alliance with BCE-Emergis of Montreal, to remarket various credit card clearing services. In accordance with its arrangement with BCE-Emergis, Delta Capital includes BCE-Emergis' credit card clearing services technology as part of Delta Capital's product. Detla Capital pays BCE-Emergis a fee for use of BCE-Emergis' technology and includes such costs in the cost of Delta Capital's products.

Smart Technologies Inc. of Calgary, has an agreement with AltaCo to include that company's "Smart Ideas" concept mapping tools as a part of the standard user interface options of the relBuilder(TM) software engine as marketed by Delta Capital. Smart Technologies Inc.'s technology is included or "imbedded" as part of Delta Capital's technology. Delta Capital pays Smart Technology Inc. a fee for use of Smart Technology Inc.'s technology and includes such costs in the cost of Delta Capital's product.

As Delta Capital's business develops, it is anticipated that it will utilize the services and product offerings of industry leaders in enhancing Delta Capital's product/service offering while at the same time encouraging use of the relBuilder(TM) core technology and software suite. These future alliances will be contract-based agreements aimed at enhancing Delta Capital's position in the marketplace by leveraging the knowledge, expertise and sales networks of the parties with whom it forms alliances to the mutual benefit of both.

CORE TECHNOLOGY PROGRAM

Delta Capital will seek affiliations with major e-Commerce and e-Business organizations to market its relBuilder(TM) core technology. Exposure of Delta Capital's core technology began with Delta Capital's IBM "San Francisco" technology Fast Start award and participation in the June 1999 Java One conference. It has continued with Delta Capital's technical team, assisted by IBM Rochester, Maryland based San Francisco and porting centre teams, successfully completing certain tests of the relBuilder(TM) software suite. The tests conducted were those types of tests typically conducted by IBM in assessing software capabilities. Delta Capital has entered into discussions with IBM to establish co-marketing and co-development opportunities within IBM's umbrella of e-Business initiatives. While management is confident about the development of this relationship, there is no assurance that any agreement will result from these discussions.

DELTA CAPITAL'S COMPETITION

Delta Capital's software and services offering crosses over many business boundaries and encounters a variety of competitors which serve various segments of the marketplace. There is no known direct competitor with both an intelligent e-Business engine technology and a suite of fully integrated e-business applications. Delta Capital's management believes that its proprietary relBuilder(TM) software engine combined with its six enterprise-class applications provide it with the capability and flexibility to effectively exploit selected target markets as discussed in the marketing section. Alternatively, Delta Capital can work with established marketplace players to enhance their software and services offerings through sub-licensing its relBuilder(TM) core technology, also as discussed in the marketing section.

The Software named "Knowledge Broker" from Black Pearl Software uses relationship modeling and classic analytical business intelligence to indicate trends and opportunities in a manner similar to those functions as found in Delta Capital's relBuilder(TM) software suite. While Knowledge Broker has much in common with Delta Capital's products. Knowledge Broker does not have e-business modules which match Delta Capital's six enterprise-class applications.

There are many large companies and organizations which provide competition in the provision of software competitive to Delta Capital's six enterprise-class applications. IBM is a major and active e-Business force under its WebSphere e-Business Solutions banner. Microforum Inc. Scient Corporation, Razorfish Inc., Proxicom Inc., and a variety of other companies provide software solutions combined with consulting services and, as such, are competitors in various segments of the market. Specialist companies, led by Blue Martini Software, have developed e-Commerce and e-Catalogue implementations to produce sophisticated Internet-based merchandizing and sales programs.

ACQUISITION OF TRADE NAMES

Pursuant to an agreement dated July, 1999, as amended December 3, 1999, between Delta Capital and Rajesh Taneja, Delta Capital agreed to pay Mr. Taneja $3,000 for his rights and ownership to the British Columbia sole proprietorship company names "Clear Choice Media" and "Clear Choice Technologies". Delta Capital acquired the rights to the names from Mr. Taneja, a former director of Delta Capital, because management felt that the names would be valuable for future marketing purposes.

EMPLOYEES

As at December 31, 1999 Delta Capital had two full time employees who were each paid $3,000 per month plus expenses pursuant to verbal agreements entered into with Delta Capital that commenced on June 15, 1999. Delta Capital also had, as of December 31, 1999 two part time individuals under contracts pursuant to which one individual received C$2,500 from June through September and C$3,500 per month from October through year-end pursuant to a contract which commenced June 15, 1999 and the other individual received C$7,500 a month pursuant to a contract which commenced July 15, 1999. The C$2,500/$3,500 part time employee spent 50% of her time on Delta Capital administration and the balance of her time providing administrative services to non-competitive clients through her wholly owned company called J.A.M. Corporate Consultants Inc. The C$7,500 individual spent 75% of his time on Delta Capital business and the balance consulting to non-competitive companies.

PROPOSED ACQUISITION OF THE MATRIDIGM CORPORATION

On January 19th, 2000 Delta Capital signed a letter of intent (the "Letter of Intent") to purchase The Matridigm Corporation ("Matridigm"), a privately held marketing and communications company based in Calgary, Alberta, Canada. Pursuant to the Letter of Intent, Delta Capital will acquire 100% of the issued shares of Matridigm in exchange for 500,000 shares of Delta Capital and $100,000. Matridigm, which has a well-established client base and has worked extensively in the high tech sector, will operate as a fully owned subsidiary of Delta Capital.

Under the Letter of Intent, Cecilia Lanz, President of Matridigm will continue as President while Michael Steele of Matridigm will be appointed as Vice President Marketing & Development of Delta Capital. Mr. Steele will also join Delta Capital's Board of Directors. Ms. Lanz plans to expand Matridigm's existing client base and also focus it's operations on development of a high-tech new media center and e-Business specialty house. Mr. Steele will be responsible for developing Delta Capital's global e-Business partner network and should management and Delta Capital's board of directors decide to enter the business, will lead development of Canada's first "Next Generation" Applications Service Provider business.

Delta Capital and Matridigm are in the process of finalizing a formal Share Exchange Agreement. The transaction is expected to close on or before March 31, 2000.

RISK FACTORS

Delta Capital's business is subject to numerous risks, including the following:

LIMITED OPERATING HISTORY AND MINIMAL REVENUE AND ASSETS MAY RESULT IN LOSSES AND DIFFICULTY IN OBTAINING FINANCING: Delta Capital has had limited operating history, has received minimal revenue from operations and has minimal assets. Delta Capital will, in all likelihood, sustain operating expenses in excess of revenues until it is better established and will therefore require additional funding to continue operations and to have sufficient working capital to sustain operations. Because Delta Capital has minimal assets it may be difficult or even impossible for Delta Capital to obtain additional debt financing at this stage in Delta Capital's development. No assurances can be given that Delta Capital will operate profitably in the future or that it will be able to obtain further financing.

WITHOUT FURTHER FINANCING DELTA CAPITAL MAY CEASE TO BE A GOING CONCERN. Delta Capital will need additional working capital to be successful in its planned activity and continuation of Delta Capital is dependent upon obtaining the working capital necessary. Management of Delta Capital has developed a strategy which it believes will accomplish the objective of obtaining further funding through additional equity funding and long term financing, which will enable Delta Capital to operate in the future. Although Management believes it will be able to obtain such funding for Delta Capital there is no assurance they will be successful in order to keep Delta Capital operating as a going concern.

NEW AND DEVELOPING TECHNOLOGIES/MARKET CONDITIONS MAY RESULT IN PROJECTIONS NOT BEING ACHIEVED: The e-Commerce/e-Business marketplaces, along with vertical applications, have been identified by Management as significant emerging market segments with substantial projected growth potential. Should these market segments not develop in the manner expected, or should they fail to develop as quickly as anticipated, Delta Capital's business, sales, finances and operating results could be materially and adversely affected resulting in Delta Capital being less profitable than anticipated.

STRATEGIC PARTNERS MAY NOT PRODUCE ANTICIPATED SALES: The revenues of Delta Capital pertaining to product sales, are dependent to a large degree on the ability of its strategic partners to generate transaction volumes and provide new markets for products of Delta Capital. Delta Capital generates sales by supplying strategic partners with products and services that the partners market to their customers. If Delta Capital's strategic partners are unsuccessful in their businesses or if a substantial number of Delta Capital's strategic partners cease doing business with Delta Capital, Delta Capital will sell fewer products and services to strategic partners and Delta Capital's revenue will be impacted negatively.

DEPENDENCE UPON KEY PERSONNEL: Success of Delta Capital depends to a significant degree upon the continued contribution of its Management. Current Management have been involved in the development of the Software from the first stages of its development. Management's intimate knowledge of the Software, together with its vision of how the Software should be developed in the future, makes Delta Capital's future success highly dependant on current Management. Because the computer software industry exists in a rapidly changing environment, it is important for key personnel to have a historic appreciation of the evolution of a given piece of software in the context of a provider's corporate strategy. Management believes that customers of Delta Capital's products make their purchase decisions based on existing capabilities of the software and also because they believe Delta Capital has /or will have personnel that are capable of upgrading and causing the Software to be further developed in the future. Loss of current personnel may result in customers losing confidence in Delta Capital's future capability to deliver competitive Software in the future.

At present Delta Capital has no key-man life insurance on its key personnel. Further, at present, Delta Capital does not have written employment contracts with its key personnel and accordingly Delta Capital would not be able to contractually prevent key personnel from leaving Delta Capital. Although Delta Capital does not believe that any of its key personnel are considering retirement or planning on leaving Delta Capital for other reasons, there is no assurance that one or more of the key personnel won't leave Delta Capital in the future.

LACK OF EXPERIENCE OF MANAGEMENT COULD LESSEN PROFITABILITY: Management of Delta Capital has only limited business experience in running an operating company and Management has no experience in operating a public company. In implementing a successful marketing plan for Delta Capital's services, management lacks experience which could result in Delta Capital being less efficient with its use of funds than if Management had more experience. Additional management skills and knowledge will be required to operate Delta Capital's business profitably if sales volumes and revenues increase, and the number of employees increase. Although Management intends to acquire more experienced personnel in the future as Delta Capital grows, until that occurs Delta Capital may be less profitable.

RISK OF OBSOLESCENCE: Unless Delta Capital can continue to successfully develop and upgrade the Software,, the Software may become obsolete compared with other software which is introduced to the market place, Because software evolves rapidly it is important for producers to be constantly refining and upgrading their software products to remain competitive. Although Management believes that Delta Capital's personnel have the required talent to cause the Software to remain competitive, there is no assurance that the Software will not become obsolete.

POTENTIAL CONFLICTS OF INTEREST MAY ARISE: Paul Davis, the President , CEO and Director of Delta Capital, AltaCo and SiCom does not directly own any shares of Delta Capital but personally owns 48.21% of the issued and outstanding shares of AltaCo and 62.82% of SiCom. Kevin Wong, a Director of Delta Capital and Vice President Technology and Director of AltaCo does not directly own any shares of Delta Capital but personally owns 16.07% of the issued and outstanding shares of AltaCo and 8.8% of SiCom.

As a result of the overlap of the directorship and the shareholdings of Management in Delta Capital, AltaCo and SiCom, certain conflicts may develop amongst Management of those companies. It is anticipated that in the future AltaCo will continue to be engaged by Delta Capital to further develop the Software based on industry competitive rates. To the extent that certain members of Management of Delta Capital do not own shares in Delta Capital but do own shares in AltaCo and SiCom potential conflicts could develop. A transaction between Delta Capital and AltaCo could have the effect on Management, as a result of its shareholdings in AltaCo, having a bias in favour of AltaCo in the transaction. Similarly, as a result of Management's shareholdings in SiCom, Management could potentially have a bias towards SiCom in any transaction between AltaCo and SiCom.

As President and CEO, and Director of Delta Capital, AltaCo and SiCom, Paul Davis has an obligation to act in the best interests of the shareholders of each of those companies. As a result of owning shares in AltaCo but not owing shares of Delta Capital, his shareholding interest in AltaCo may conflict with his obligation to act in the best interests of Delta Capital and AltaCo.

Delta Capital has adopted a policy whereby directors are required to disclose any interest they have in proposed transactions or in entities with which Delta Capital is proposing to do business. These directors must abstain from voting on any directors' resolutions approving the proposed transactions. In addition, the general principals of corporate law require a director to act in the best interests of the shareholders of the company on whose board the director sits.

The potential conflicts of Management referred to above are, however, mitigated to some extent as a result of the 5,000,000 shares of Delta Capital held by AltaCo. To the extent that Delta Capital is successful, the 5,000,000 shares of Delta Capital held by AltaCo will increase in value. In such event the value of the AltaCo shares held by Messrs. Davis and Wong will also increase since the 5,000,000 Delta Capital shares represents a major asset of AltaCo. On that basis the interests of Messrs. Davis and Wong in AltaCo is consistent with their interests in Delta Capital. In any event, any decision made by any of the directors of Delta Capital or AltaCo must be made in accordance with their duties and obligations to deal fairly and in good faith with those companies.

COMPETITION MAY RESULT IN LOWER MARKET SHARE AND LOWER PROFITABILITY: The market for e-commerce is intensely competitive, evolving and subject to rapid technological change. Intensity of competition is likely to increase in the future. Increased competition from new competitors is likely to result in loss of market share, which could negatively impact Delta Capital's business. Competitors vary in size, and in scope and breadth of the products and services offered and Delta Capital may receive competition from several major enterprise software developers. In addition, because there are relatively low barriers to entry in this market, additional competition from other established and emerging companies may develop.

Many current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than Delta Capital. As well, many other companies have significantly greater name recognition and a larger base of customers. Many competitors have well-established relationships with clients and potential clients, and have extensive knowledge of the industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share which may result in lower sales of the Software resulting in Delta Capital being less profitable.

GROWTH AND EXPANSION MAY TAX DELTA CAPITAL'S RESOURCES RESULTING IN CUSTOMER
DISSATISFACTION: Delta Capital's anticipated growth may place a significant strain on Delta Capital's administrative, operational and financial resources and increase demands on its systems and controls. As Delta Capital increases its service offerings and expands its targeted markets, there will be additional demands on Delta Capital's customer support, sales and marketing and administrative resources and network infrastructure. There can be no assurance that Delta Capital's operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth. The failure to continue to upgrade the administrative, operating and financial control systems or the emergence of unexpected expansion difficulties could result in customer dissatisfaction with attendant loss of sales.

DELTA CAPITAL'S STOCK DEEMED TO BE A PENNY STOCK WHICH MAY RESULT IN DECREASED
LIQUIDITY: The Securities and Exchange Commission adopted Rule 15g-9 which established the definition of a "penny stock", for purposes relevant to Delta Capital, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt the rules require:
(i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transaction in penny stocks are suitable for that person and that person had sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the penny stock trading restrictions, brokers or potential investors may be reluctant to trade in Delta Capital's securities which may result in less liquidity for Delta Capital's stock.

YEAR 2000 RISK: Delta Capital's internally used computers and products produced or licensed by Delta Capital are "Y2K" compliant and accordingly, no Y2K problems were experienced with the change to the year 2000. Although Delta Capital has not, to date, experienced any Y2K problems with its trading partners, to the extent that Delta Capital may be exposed to possible year 2000 failures of its trading partners, Delta Capital's staff and the staff of AltaCo have been educated on the Year 2000 problem. Although Delta Capital has used its best efforts to ensure that any contracted technology deliverables to Delta Capital are "Y2K" compliant, and to date there are no known Y2K problems, Delta Capital cannot be sure that all outside organizations beyond its control which impact or may impact Delta Capital's business have not or will not in the future experience Y2K related problems.


ITEM 2 - DESCRIPTION OF PROPERTY

Delta Capital does not own any properties but utilizes, without charge and under a verbal agreement, premises leased by AltaCo which consist of approximately 2,537 square feet on the second floor of an office building situated at 999 - 8th Street, S.W., Calgary, Alberta. Delta Capital will give consideration to acquiring its own leased premises in the future if warranted but as of this date Delta Capital has not acquired leased premises and there are no specific plans to do so.

Delta Capital maintains a United States mailing address at Suite 806 - 1904 - 3rd Avenue, Seattle, Washington 98101. Delta Capital also maintains a mailing address in British Columbia, Canada at Suite B201 - 1331 Homer Street, Vancouver, British Columbia, Canada. There are no office premises of Delta Capital associated with either the Seattle mailing address or the Vancouver mailing address.


ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Issuer is a party nor to the best of the knowledge of management, are any material legal proceedings contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote by shareholders during the fourth quarter of the fiscal year ended December 31, 1999.



                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Delta Capital's common stock is currently traded on the National Association of Securities Dealers Inc. Automated Quotation System's Bulletin Board, using the stock symbol "DCTG". Only a limited public trading market exists for Delta Capital's outstanding stock, and there can be no assurance that an active public market will develop. Delta Capital's common stock commenced trading in March 1999 and the highest and lowest prices for Delta Capital's common stock during each quarter between March 1999 and March 2000 are as follows:

----------------------------------------------------------------------------------------------------------------
   QUARTER ENDED:       MARCH 2000       DECEMBER 1999      SEPTEMBER 1999        JUNE 1999       MARCH 1999
----------------------------------------------------------------------------------------------------------------
       HIGH                6.00              3.00                3.10               3.00             3.00
----------------------------------------------------------------------------------------------------------------
       LOW                 3.40              2.00                2.00               2.07             2.15
----------------------------------------------------------------------------------------------------------------

These quotations reflect inter-dealer prices without retail work-up, mark-down or commission and may not represent actual transactions.

As of the date of this Registration Statement, Delta Capital had 48 registered shareholders which included Cede & Co. holding 14,100,000 shares. Because Cede & Co. is an intermediary, Delta Capital does not know how many beneficial shareholders are included in the shares held in the name of Cede & Co.

DIVIDENDS

Delta Capital has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Delta Capital currently intends to retain future earnings, if any, to fund the development and growth of its business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon Delta Capital's financial condition, operating results, capital requirements, applicable contractual restrictions and other factors as the board of directors deems relevant.

STOCK OPTIONS

None of Delta Capital's previously granted stock options have been exercised.

SHARE PURCHASE WARRANTS

To date Delta Capital has not issued any share purchase warrants.

SHARE ISSUANCES FROM INCEPTION (MARCH 4, 1998) TO MARCH 28, 2000

During April of 1998, Delta Capital issued to T. Davis Capital Corp. 200,000 shares of restricted common stock as repayment of the $206.95 incorporating expenses paid on Delta Capital's behalf by T. Davis Capital Corp. T. Davis Capital Corp. is not related, directly or indirectly to Paul Davis, President of Delta Capital. This share issuance was exempt from registration under Section 4(2) of the Securities Exchange Act of 1934 and the appropriate restrictive legend was placed on the share certificate issued.

During April, 1998 Delta Capital sold 2,000,000 shares of unrestricted common stock, and received $60,000. This offering was a private placement and Delta Capital was exempt from registration under the Exchange Act. Further Delta Capital was eligible under Securities and Exchange Commission Rule 504, which allowed the shares sold in this private placement to be issued without restrictive legend. The recipients of these shares, primarily being Delta Capital friends, relatives and business associates of Delta Capital's officers, directors and investors, represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution.

The 2,000,000 shares of Delta Capital were issued to the following in the indicated amounts:


----------------------------------------------------------------------------------------------------------------
NAME                                            NUMBER         NAME                                NUMBER
                                               OF SHARES                                          OF SHARES
----------------------------------------------------------------------------------------------------------------
Bonanza Management Ltd.                         100,000        Hutchinson, Janet                   100,000
----------------------------------------------------------------------------------------------------------------
Brookes, Heather                                 14,000        Ivancoe, Joseph                     100,000
----------------------------------------------------------------------------------------------------------------
Brookes, Ken                                     50,000        Ivancoe, Leigh                      100,000
----------------------------------------------------------------------------------------------------------------
Butchart, Terry                                  10,000        Johnson, Edward                      14,000
----------------------------------------------------------------------------------------------------------------
Butchart, Jodi                                    9,000        Johnson, Linda                      105,000
----------------------------------------------------------------------------------------------------------------
Charban, Emil                                    95,000        Miller, Judith                       24,000
----------------------------------------------------------------------------------------------------------------
Clemis, Barry                                    90,000        Mizener, Doreen                      20,000
----------------------------------------------------------------------------------------------------------------
Connors, Melissa                                105,000        Polymenkas, Nicky                   100,000
----------------------------------------------------------------------------------------------------------------
Crawford, Mark                                  105,000        Smart Communications                105,000
----------------------------------------------------------------------------------------------------------------
Delaney, Gail                                    19,000        Smeds, Sven                          95,000
----------------------------------------------------------------------------------------------------------------
Delaney, Greg                                   150,000        Smith, Guy                          105,000
----------------------------------------------------------------------------------------------------------------
Forgie, Ross                                    100,000        Smith, Richard                      100,000
----------------------------------------------------------------------------------------------------------------
Gallant, Richard                                 95,000        T. Davis Capital Corp.              200,000
----------------------------------------------------------------------------------------------------------------
Gardiner, Thomas                                 90,000
----------------------------------------------------------------------------------------------------------------

During March, 1999 the 2,200,000 shares of Delta Capital, which were issued at that time, were split on a four for one basis resulting in 8,800,000 shares being issued and outstanding.

During September, 1999 Delta Capital issued to AltaCo 5,000,000 shares of restricted common stock to acquire 5,000,000 shares of AltaCo. This share issuance was exempt from registration under Section 4(2) of the Securities Exchange Act of 1934. The appropriate restrictive legend was placed on the share certificate issued.

During March, 2000 Delta Capital completed two private placements issuing in the aggregate 300,000 shares of restricted common stock at US$2.00 per share. The shares were exempt from registration under Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended and the appropriate restrictive legend was placed on the share certificates issued.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management discussion and analysis of financial condition and results of operations for the period ended December 31, 1999.

While Delta Capital is at an early stage, it has successfully achieved its first objective: the acquisition of Internet technology. The Company is now developing aggressive plans to take this technology to market in the fourth quarter of 2000.

On June 1, 1999, Delta Capital acquired the exclusive worldwide license to the relBuilder(TM) Enterprise Suite of intelligent e-Commerce and e-Business software from 827109 Alberta Ltd. (AltaCo), an Alberta, Canada-based private company. AltaCo subsequently changed its name to Delta Enterprise Technologies Canada Inc. (but will be referred to as AltaCo for consistency throughout this report). Under the agreement, Delta Capital will pay AltaCo fifteen percent (15%) royalty payments in the minimum amount of C$50,000 in the first year, C$200,000 in the second year and C$300,000 in the third year.

Subsequent to year end Delta Capital, on January 19, 2000, signed a letter of intent to purchase The Matridigm Corporation, an Alberta, Canada-based private company with special expertise in high tech marketing and communications. The closing date was set for January 31, 2000. Subsequent negotiations led the parties involved to conclude that the closing date for this transaction should be moved forward to March 31, 2000. Management believes that the March 31, 2000 closing date is realistic and that the transaction will close as scheduled. The addition of Matridigm, and its experienced staff will permit Delta Capital to effectively execute its marketing and promotional program.

MARKETING PROGRAM

Delta Capital's marketing program involves the development of a variety of different types of relationships with the entities with which Delta Capital does business:

1. PARTNER PROGRAM: an initiative that involves Delta Capital providing products and services to established customers ("partners") who in turn integrate Delta Capital's Software with other software to provide their clients with various forms of Internet-related business, technical or marketing assistance. Delta Capital currently has three partners who perform this function: Khyber Pass Distributing, an entertainment consulting company; The Matridigm Corporation, and Imaginet Communications Group Inc., an Internet services provider. Delta Capital will focus on establishing this program in Calgary, Toronto, New York, Boston, San Francisco and Seattle so that sales will commence in the fourth quarter of 2000.

2. STRATEGIC ALLIANCE PROGRAM: alliances currently exist that involve Delta Capital having the right to market other company's products or Delta Capital being able to utilize other companies' software products within Delta Capital's product and service package. Delta Capital currently has strategic alliances with BCE Emergis of Montreal and indirectly through Delta-e with Smart Technologies Inc. of Calgary. The services/software of BCE Emergis and Smart Technologies Inc. are embedded in the relBuilder(TM) software and services offered by Delta Capital and will be passed on to its customers. Delta Capital will continue seeking out such alliances as an ongoing part of its marketing activity.

3. CORE TECHNOLOGY AFFILIATIONS are included in Delta Capital's plans. Delta Capital will seek to establish relationships with major e-Commerce and e-Business organizations to market its core Software technology. Delta Capital is currently working towards establishing such an affiliation with IBM, but as of mid March 2000 has not established a formal relationship. Delta Capital has entered into discussions with IBM to establish co-marketing and co-development opportunities within IBM's umbrella of e-Business initiatives. While management is confident about the development of this relationship, there is no assurance that any agreement will result from these discussions.

4. DIRECT RELATIONSHIPS Delta Capital continues to work directly with five organizations that are either using early versions of Delta Capital's Software and/or are working with Delta to further develop Delta's Software/service package:

              o Ryder Truck System, a national truck rental company through The Dunvegen Group Inc;

              o    Shaw Communications Inc., a cable and communications company;

              o    Fairplay Network, a retail organization;

              o    Chevron Canada Resources, an oil company;

              o G & G Oil and Gas Trading Partners Network, an oil and gas industry information initiative.

         The direct sale of software and service package is designed to develop examples of Delta Capital's technology at work. These examples will be used is proof of performance in Delta Capital's sales and promotional activities. Delta Capital does not anticipate that it will explore many more direct relationships once its Partner Program is fully in place.

A)       Plan of Operation:

         a) Delta Capital anticipates modest revenues in fiscal 2000 and projects continuing losses from operations as it introduces its relBuilder(TM) software and services offering to the marketplace. Delta Capital plans to raise additional funds during the current fiscal year in the amount of approximately US$2.5 million through equity financing, participation in industry software/hardware support programs and debt financing to fund its operations.

         b) It is management's view that virtually all businesses in future will have e-Commerce/e-Business requirements and that the nature and conduct of business in general will be fundamentally changed. In a marketplace where the demand for Internet software and services is growing rapidly, a trend which is expected to continue for the foreseeable future, Delta Capital's goal is to spend most of Fiscal 2000 establishing its distribution and sales channels, negotiating its partnership arrangements and working to gain strategic partners to utilize Delta Capital's core technology relBuilder(TM) software.

         c) Delta Capital is undertaking market research and developing various branding, sales and promotional strategies to gauge marketplace acceptance of its software and services. Delta Capital will not directly undertake any product development in the coming 12 months. However, The Company anticipates that AltaCo will continue development of the relBuilder(TM)software suite under direction from Delta Capital. Accordingly Delta Capital has an arrangement with AltaCo to purchase services at fair market rates to ensure continued development of the Software and provision of support services and has advanced funds against its royalty obligations to ensure the timely production of "commercial ready" products.

         d) Delta Capital management anticipates that it will hire a significant number of employees in the coming year, including personnel with specialized technology, financial experience and specific industry sales experience to bolster its abilities to enter the market place effectively.

         e) Although Delta Capital has not experienced any Y2K problems to date and management does not anticipate Y2K problems. Delta Capital will continue to reduce any possible future risk of Y2K problems by continuing to deal with suppliers who Delta Capital believes were Y2K compliant.

B)       Results from Operations:

         a)   Revenue

              There was no revenue for fiscal year ended December 31, 1999.

         b)   General and Administrative Expense

              Expenses to fiscal year ended December 31, 1999 were $652,472 compared with $39,281 from March 4, 1998 through December 31, 1998. General and administrative expense was $154,682, the majority of which was in the form of advances to AltaCo against its royalty licensing agreement. The major expense item for the period was license agreement amortization of $486,111, as detailed in the financial statements which form part of this report.

         c)   Net Loss from Operations

              Net loss from operations in fiscal 1999 was $652,472. Delta Capital plans to sell software and services to a limited and restricted market as it continues to develop its product line in advance of major marketing initiatives. Management does not believe that any material revenues will result from this activity until the fourth quarter of 2000 as per its "Business Plan 2000-2003".


ITEM 7 - FINANCIAL STATEMENTS

                        DELTA CAPITAL TECHNOLOGIES, INC.
             CONSOLIDATED FINANCIAL STATEMENTS FOR DECEMBER 31, 1999

                                Table of Contents
                                                                        Page No.
                                                                        --------

Independent Auditor's Report ...........................................     F-1

Financial Statements:
         Consolidated Balance Sheet.....................................     F-2
         Consolidated Statement of Operations...........................     F-3
         Consolidated Statement of Changes in Stockholders' Equity......     F-4
         Consolidated Statement of Cash Flows...........................     F-5
         Notes to Consolidated Financial Statements.....................     F-6

                           PETERSON SULLIVAN P.L.L.C.
            Suite 2300 - 601 Union Street, Seattle, Washington 98101


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Delta Capital Technologies, Inc.


We have audited the accompanying balance sheet of Delta Capital Technologies, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Delta Capital Technologies, Inc. as of December 31, 1998, were audited by other auditors whose report dated September 10, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Delta Capital Technologies, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                     PETERSON SULLIVAN, P.L.L.C.

March 10, 2000
Seattle, Washington

                           DELTA CAPITAL TECHNOLOGIES
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 1999



          ASSETS
Current Assets
     Cash                                                       $       351
     Accounts receivable - affiliate                                 82,041
                                                                -----------
          Total current assets                                       82,392
Other Assets
     Investment                                                   2,013,889
     Marketing license                                               27,216
     Other                                                              488
                                                                -----------
                                                                  2,041,593
                                                                -----------
                                                                $ 2,123,985
                                                                ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                           $    40,912
     Notes payable                                                  214,619
                                                                -----------
          Total current liabilities                                 255,531
Shareholders' Equity
     Common stock, $.001 par value, 25,000,000 shares
        authorized; 13,800,000 issued and outstanding                13,800
     Additional paid-in capital                                   2,546,407
     Deficit accumulated during the development stage             (691,753)
                                                                -----------
                                                                  1,868,454
                                                                -----------
                                                                $ 2,123,985
                                                                ===========





The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
              For the Year Ended December 31, 1999, and the Period From March 4, 1998 (Inception) to December 31, 1998


                                                                                      Total
                                                                                   Accumulated
                                                                                   During the
                                                                                   Development
                                                                                      Stage
                                                                March 4,            (March 4,
                                                                1998 to              1998 to
                                                             December 31,          December 31,
                                             1999                1998                  1999)
                                        ------------         ------------         -------------
Revenue                                 $          -         $          -         $           -
Expenses
     General and administrative             (154,682)             (39,281)             (193,963)
     License agreement amortization           (6,569)                                    (6,569)
     Investment amortization                (486,111)                                  (486,111)
     Interest expense                         (5,110)                                    (5,110)
                                        ------------         ------------         -------------
              Net loss                  $   (652,472)        $    (39,281)        $    (691,753)
                                        ============         ============         =============
Basic and diluted loss per share        $      (0.06)        $      (0.01)        $       (0.08)
                                        ============         ============         =============


The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Year Ended December 31, 1999, and the Period From March 4, 1998
                        (Inception) to December 31, 1998

                                                                                                  Deficit
                                                                                                Accumulated
                                                          Common Stock           Additional     During the
                                                     -----------------------      Paid-in       Development
                                                        Shares       Amount       Capital          Stage          Total
                                                     ----------   ----------    -----------    ------------    ------------
Balance, March 4, 1998                                        -   $        -    $         -    $          -    $          -
Issuance of common stock for services (March 1998)      800,000          800           (593)                            207
Issuance of common stock for cash (June 1998)         8,000,000        8,000         52,000                          60,000
Net loss for the period                                                                             (39,281)        (39,281)
                                                     ----------   ----------    -----------    ------------    ------------
Balance, December 31, 1998                            8,800,000        8,800         51,407         (39,281)         20,926
Issuance of common stock (September 1999)             5,300,000        5,300      2,496,692                       2,501,992
Cancellation of common stock (December 1999)           (300,000)        (300)        (1,692)                         (1,992)
Net loss for the year                                                                              (652,472)       (652,472)
                                                     ----------   ----------    -----------    ------------    ------------
Balance, December 31, 1999                           13,800,000   $   13,800    $ 2,546,407    $   (691,753)   $  1,868,454
                                                     ==========   ==========    ===========    ============    ============




   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              For the Year Ended December 31, 1999, and the Period From March 4, 1998 (Inception) to December 31, 1998


                                                                                               Total
                                                                                            Accumulated
                                                                                            During the
                                                                                            Development
                                                                                               Stage
                                                                            March 4,         (March 4,
                                                                            1998 to           1998 to
                                                                           December 31,     December 31,
                                                               1999           1998              1999)
                                                          -----------      ------------     ------------
Cash Flows From Operating Activities
     Net loss                                             $  (652,472)     $  (39,281)      $  (691,753)
     Adjustments to reconcile net loss to net
        cash used in operating activities
        Issuance of common stock for expenses                                     207               207
        Amortization                                          492,756                           492,756
        Increase in accounts payable                           40,912                            40,912
        Increase in accounts receivable                       (82,041)                          (82,041)
                                                          -----------      ----------       -----------
             Net cash used in operating activities           (200,845)        (39,074)         (239,919)
Cash Flows From Investing Activities
     Purchase of marketing license                            (33,785)                          (33,785)
     Purchase of office equipment                                (564)                             (564)
                                                          -----------      ----------       -----------
             Net cash used in investing activities            (34,349)                          (34,349)
Cash Flows From Financing Activities
     Proceeds from loans                                      214,619                           214,619
     Proceeds from issuance of common stock                                    60,000            60,000
                                                          -----------      ----------       -----------
             Net cash provided by financing activities        214,619          60,000           274,619
                                                          -----------      ----------       -----------
             Net increase (decrease) in cash                  (20,575)         20,926               351
Cash, beginning of period                                      20,926
                                                          -----------      ----------       -----------
Cash, end of period                                       $       351      $   20,926       $       351
                                                          ===========      ==========       ===========

No cash payments for interest or income taxes have been made.


   The accompanying notes are an integral part of these financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS



Note 1. The Company and Summary of Significant Accounting Policies

Delta Capital Technologies, Inc. ("the Company") was incorporated on March 4, 1998, in Delaware. The Company is currently in the development stage. The purpose of the Company is to market computer software in the United States and Canada. No revenues have yet been earned from this activity.

In June 1999, the Company acquired approximately 36% of the outstanding shares of common stock of another company in exchange for 5,000,000 shares of its own common stock. The actual exchange of shares occurred in September 1999. The other company owns the right to software which is to be marketed by the Company under a three-year marketing license agreement. The software is to be used by various businesses to assist in the development of internet businesses and technology. The market for such software is extremely competitive.

The acquisition of the shares in the other company was a nonmonetary transaction which was valued at $2,500,000 based on management's estimate of the trading value of the Company's shares. This investment is being amortized over its estimated useful life of three years which is in accordance with the nature of the transaction. Management believes no impairment of this asset has occurred.

The Company entered into the marketing license agreement in June 1999 for cash of $33,785. The license cost is being amortized over the three-year life of the agreement. Under this agreement, the Company is to pay a royalty of 15% of net sales of the software. Minimum royalty payments of $33,785, $135,000 and $200,000 are required under the agreement for the first, second and third year, respectively, of the agreement. The agreement may be renewed beyond the initial three-year term for a nominal amount. The royalty amounts will be expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company granted options to an officer in August 1998 to acquire 200,000 shares of common stock at $.0075 each. The options expire March 21, 2000. No compensation expense was recorded at the grant date. The pro forma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to these financial statements. Also, these options have not been included in the computation of earnings per share because they are antidilutive.

Taxes on Income

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 10,449,314 and 6,450,165 for the year ended December 31, 1999 and for the period March 4, 1998 through December 31, 1998, respectively. The weighted average number of shares was 8,632,330 for the period from March 4, 1998 to December 31, 1999.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

No revenue has been generated as a result of operations. Therefore, management has not defined any segments for the Company.

Comprehensive Income

There are no reconciling items between the net loss presented in the Statements of Operations and comprehensive loss as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

New Accounting Standards

New accounting standards issued through the date of the independent auditors' report do not have an effect on these financial statements.

Note 2. Income Taxes

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:


                                                                December 31
                                                         -------------------------
                                                             1999           1998
                                                         ----------       --------
Tax at statutory rate                                    $ (222,000)      $ (7,500)
Permanent difference, amortization of investment            165,250              -
Change in valuation allowance for deferred tax asset         56,750          7,500
                                                         ----------       --------
         Income tax expense                              $        -       $      -
                                                         ==========       ========

The Company's deferred tax asset is as follows:

                                                                December 31
                                                         -------------------------
                                                             1999           1998
                                                         ----------       --------
Net operating loss carryforwards                         $   55,000       $  7,500
Acquired marketing license                                    9,250              -
                                                         ----------       --------
         Deferred tax asset                                  64,250          7,500
Less valuation allowance                                    (64,250)        (7,500)
                                                         ----------       --------
         Net deferred tax asset                          $        -       $      -
                                                         ==========       ========

The Company's net operating loss carryforwards will expire $161,000 in 2019 and $39,000 in 2018.

Note 3. Notes Payable

The Company had two unsecured notes payable at December 31, 1999, and none at December 31, 1998. The notes are in the principal amount of $194,619 due July 31, 2000 and $20,000 due June 30, 2000 and bear interest at 12% and 6%, respectively. The fair value of these notes is equal to their carrying value because of their short durations.

Note 4. Subsequent Event

In March 2000, the Company sold 200,000 shares of its common stock to a third party for a total of $400,000 cash.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

----------------------------------------------------------------------------------------------
     NAME                  AGE                    POSITION
----------------------------------------------------------------------------------------------
 Paul Davis                48       President, CEO and Director since June 4, 1999
----------------------------------------------------------------------------------------------
 Michael E. Horsey (1)     58       Chairman of the Board and Director since February 4, 2000
----------------------------------------------------------------------------------------------
 Kevin Wong                26       Director since June 4, 1999
----------------------------------------------------------------------------------------------
 Rajesh Taneja (2)         29       former Director (June 4, 1999 to February 15,2000)
----------------------------------------------------------------------------------------------
 Judith Miller             59       Corporate Secretary and Director since April 28, 1998
----------------------------------------------------------------------------------------------

(1)      Appointed as Chairman of the Board and Director on February 4, 2000
(2)      Resigned as Director on February 15, 2000

PAUL DAVIS, President, CEO and Director of Delta Capital founded, in October, 1996, SiCom Solutions Inc. which developed the Software. Since SiCom's inception Mr. Davis has been responsible for developing SiCom's business model, integration strategy, partnership and financing. In the period 1994 to October, 1996 Mr. Davis was President and CEO of HPCC High Performance Computing Centre ("HPCC"), a Calgary, Alberta based private company. During this employment with HPCC Mr. Davis' responsibility was to develop high performance computing and advanced applications associated with high-speed networking. In 1994 Mr. Davis received his Bachelor of Applied Science, Electrical Engineering with a specialty in computing technology and power engineering.

MICHAEL E. HORSEY, Chairman of the Board and Director of Delta Capital, is the principal of Stadium Partners Services Inc. which assists sports and entertainment owners and operators in the development and operation of facilities. Mr. Horsey is also the former President of Northwest Arena Corporation, the developer of the $175 million General Motors Place in Vancouver, British Columbia. He is a former Deputy Minister of Tourism for the Province of British Columbia and an Executive Vice-President of a major Canadian advertising agency. Mr. Horsey has had a long-standing interest in technology, having served as a director for Net Nanny, the Vancouver-based Internet screening filter Software Company and he has been involved in several high tech ventures.

KEVIN WONG, Director of Delta Capital, has been Vice President and Director of SiCom Solutions Inc. since 1997 where he developed the technical information and inception model for the Software. In the 4 years prior to April, 1997, Mr. Wong attended University during which time he obtained a law degree from the University of Windsor, Ontario.

JUDY MILLER, Secretary and Director of Delta Capital, has been President and Director of J.A.M. Corporate Consultants Inc. ("JAM") since March 1994. JAM, which is wholly owned by Ms. Miller, is a private company incorporated pursuant to the laws of British Columbia, provides a variety of services including office management and administration, meeting and special event planning, office redesign/relocation, and fund raising. Ms. Miller is the sole employee of JAM and accordingly is responsible for providing JAM's services.

RAJESH TANEJA, former Director of Delta Capital between June 4, 1999 and February 15, 2000, has, over the last five years, provided technical and sales support to a variety of companies involved in the computer software industry or to companies utilizing products provided by the computer software industry.

During Delta Capital's fiscal year ended December 31, 1999 Paul Davis, Judith Miller, Rajesh Taneja, Kevin Wong and 827109 Alberta Ltd. failed to file initial Form 3's and annual Form 5 statements required by Section 16(a) and 23(a) of the Exchange Act. None of those parties have traded in securities of Delta Capital since the date they were obligated to file and accordingly those parties are not delinquent in filing Form 4's.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company to Mr. Paul Davis, Delta Capital's current President during the fiscal years ended December 31, 1998 and 1999.

-------------------------------------------------------------------------------------------------------------------
                   ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                             ----------------------------------------------------------------------
                                                                AWARDS                    PAYOUTS
-------------------------------------------------------------------------------------------------------------------
  NAME AND       YEAR     SALARY    BONUS        OTHER      SECURITIES      RESTRICTED     LTIP      ALL OTHER
  PRINCIPAL     ENDING                          ANNUAL         UNDER        SHARES OR     PAYOUTS   COMPENSATION
  POSITION                                   COMPENSATION     OPTIONS       RESTRICTED
                                                              GRANTED       SHARE UNITS
-------------------------------------------------------------------------------------------------------------------
 Paul Davis      1998       Nil       Nil         Nil           Nil            Nil          Nil          Nil
 President       1999       Nil       Nil         Nil           Nil            Nil          Nil          Nil
-------------------------------------------------------------------------------------------------------------------

Note: There were no compensation payments to Chief Executive Officer for preceding 3 yrs.

Rajesh Taneja, former director and Judith Miller, Corporate Secretary received C$15,000 and C$17,500, respectively, during 1999. No other Executive
Officers of Delta Capital received any reportable salary or bonus during 1999.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted in fiscal 1999.

On August 26, 1998, by verbal agreement among the board of directors of Delta Capital, Judith Miller was granted a stock option to purchase 50,000 common shares of Delta Capital at an exercise price of $0.03 per share exercisable for one year. The options were granted prior to the shares of Delta Capital having been approved for trading. In March 1999 Delta Capital completed a forward stock split of 4 to 1 which increased the options granted to 200,000 shares at an exercise price of US$0.0075 per share. On August 11, 1999 the board of directors of Delta Capital extended the expiration date of the stock options to December 31, 1999 and on September 15, 1999 the verbal agreement was reduced to writing. On December 30, 1999, the board of directors of Delta Capital approved a resolution to extend the expiration date of the stock options to March 31, 2000 and the extension was reduced to writing pursuant to a letter dated January 7, 2000. By consent resolution dated March 16, 2000, the stock option expiry date was extended again to March 31, 2001. The options were given as compensation for prior services and were considered to have no value on the date of grant because the stock of Delta Capital had no established market value at that time.

COMPENSATION OF DIRECTORS

None of the Directors receive Director's fees.

EMPLOYMENT CONTRACTS

Delta Capital does not have written employment contracts with any of its personnel.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2000 information with respect to the beneficial ownership by each person who is known to Delta Capital to be the beneficial owner of more than 5% of Delta Capital's common shares, by each director and executive officer and by all executive officers and directors as a group. All persons named below have sole voting and investment power over their shares except as otherwise noted. Delta Capital's common stock is the only class of voting securities outstanding.

------------------------------------------------------------------------------------------------------------
     NAME, MUNICIPALITY OF RESIDENCE AND OFFICE HELD             COMMON SHARES            PERCENTAGE OF
                                                              BENEFICIALLY OWNED          COMMON SHARES
                                                            DIRECTLY OR INDIRECTLY
------------------------------------------------------------------------------------------------------------
Michael E. Horsey(1)                                                  Nil                      Nil
502 - 1230 Hamilton Street, Vancouver, BC V6B 2S8
Chairman of the Board and Director
------------------------------------------------------------------------------------------------------------
Paul Davis(2)                                                      5,000,000                 36.23%
8 Stratton Place SW, Calgary, Alberta  T3H 1T6
President and Director
------------------------------------------------------------------------------------------------------------
Kevin Wong(3)                                                       803,571                   5.82%
341 - 33rd Avenue NE, Calgary, Alberta  T2E 2H9
Director
------------------------------------------------------------------------------------------------------------
Rajesh Taneja(4)                                                      Nil                      Nil
#104, 10668 - 138th Street, Surrey, BC V3T 4K5
former Director (June 4, 1999 to February 15, 2000)
------------------------------------------------------------------------------------------------------------
Judith Miller                                                       296,000                   2.14%
B201 - 1331 Homer Street, Vancouver, BC V6B 5M5
Secretary/Treasurer and Director
------------------------------------------------------------------------------------------------------------
T. Davis Capital Corp.                                              800,000                   5.80%
5167 Galway Drive, Delta, BC  V4M 2R4
------------------------------------------------------------------------------------------------------------
All Officers and Directors as a Group                              6,899,571                  49.99%
------------------------------------------------------------------------------------------------------------

(1)      Appointed as Chairman of the Board and Director effective February 4,
         2000
(2) Mr. Davis owns 6,750,000 shares of the 14,000,000 issued shares of AltaCo and the shares identified represent his beneficial ownership of the 5,000,000 Delta Capital shares issued to AltaCo. Mr. Davis does not directly own any shares in Delta Capital.
(3) Mr. Wong owns 2,250,000 shares of the 14,000,000 issued shares of AltaCo and the shares identified represent his beneficial ownership of the 5,000,000 Delta Capital shares issued to AltaCo. Mr. Wong does not directly own any shares in Delta Capital.
(4)      Resigned as Director on February 15, 2000

The 5,000,000 shares issued to AltaCo and the 800,000 shares issued to T. Davis Capital Corp. are subject to Federal Securities Laws Rule 144, and thus have restrictions on their resale for a minimum of one year from the date of issuance. After holding the Delta Capital shares for one year the aforesaid shareholders, including those that are affiliates of Delta Capital may, provided Delta Capital is up to date in its filing and reporting requirements, sell, in a three month period, the greater of (a) 1% of the Delta Capital shares outstanding as shown by the most recent report or statement published by Delta Capital, or (b) the average weekly reported trading volume in Delta Capital shares on all securities exchanges or automated quotation systems during the four calendar weeks preceding such sale.

After holding their shares for two years non-affiliates can sell their shares without adherence to the volume limitations, but affiliates must still adhere to the volume limitations.

STOCK OPTION PLAN

Delta Capital does not have a stock option plan, however, the Company did enter into a verbal Stock Option Agreement with Judith Miller, a Director and officer of Delta Capital on August 26, 1998 pursuant to which Ms. Miller received a stock option to purchase 50,000 shares of Delta Capital exercisable at US$0.03 per share for a period of one year. In March, 1999 Delta Capital completed a forward stock split of 4 to 1 which increased the options granted to 200,000 shares at an exercise price of US$0.0075 per share. On August 11, 1999 the board of directors of Delta Capital extended the expiration date of the stock options to December 31, 1999 and on September 15, 1999 the verbal stock option agreement was reduced to writing. On December 30, 1999, the board of directors of Delta Capital approved a resolution to extend the expiration date of the stock options to March 31, 2000 and the extension was reduced to writing pursuant to a letter dated January 7, 2000. By consent resolution dated March 16, 2000, the stock option expiration date was again extended to March 31, 2001. To date Ms. Miller's stock options have not been exercised.

PENSION PLANS

Delta Capital does not have a defined benefit pension plan that provides annual benefits to any Executive Officers.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Delta Capital is subject to various conflicts of interest arising out of its relationships with its Executive Officers, Directors and shareholders, including conflicts related to the arrangements by which Delta Capital acquired certain of is assets, as described below are conducted as arm's-length transactions and were in the best interest of Delta Capital. Delta Capital intends to continue to exercise its best business judgement and discretion in involving any such conflicts between Delta Capital and others with respect to these and all other matters, and Delta Capital believes that it will generally be able to resolve such conflicts on an equitable basis.

Michael E. Horsey, Chairman of the Board and Director, does not hold any shares.

Paul Davis, President and Director of Delta Capital and President and Director of AltaCo, holds 6,750,000 shares of AltaCo and 3,140,857 shares of SiCom. Mr. Davis receives $6,000.00 per month as an employee of AltaCo.

Kevin Wong, Director of Delta Capital and is Director and Vice-President Technology of AltaCo. Mr. Wong owns 2,250,000 shares of AltaCo and 440,000 shares of SiCom and he receives C$4,000 per month as an employee of the AltaCo.

Rajesh Taneja, former Director of Delta Capital received C$3,000 per month as an employee of Delta Capital.

Judy Miller, Director and Secretary of Delta Capital owns 96,000 shares of Delta Capital and has an option to purchase 200,000 shares of Delta Capital for $0.0075 per share exercisable until March 31, 2001. Ms. Miller originally participated in a private placement for 24,000 shares of Delta Capital at $.001 per share prior to the consolidation of Delta Capital's shares on a 4:1 basis. Delta Capital paid Ms. Miller US$2,000 in November, 1998 for administrative services and pursuant to a verbal consulting contract effective June 15, 1999 receives C$2,500 per month from Delta Capital.

During the last two years Delta Capital has not been a party to and it is not proposed that Delta Capital will be a party to any transactions in which any director, nominee for election as a director, executive officer, beneficial owner of greater than 5% of Delta Capital's common shares or any member of the immediate family of such persons had or is to have a direct or indirect material interest except the following:

       (a)      Share Exchange Agreement:
                Pursuant to the Share Exchange Agreement dated June 1, 1999 Delta Capital issued 5,000,000 common shares to AltaCo in exchange for 5,000,000 common shares of AltaCo. Paul Davis, President and Director of Delta Capital is President and Director of AltaCo and owns approximately 48.21% of the issued capital of AltaCo. Mr. Davis receives $6,000 per month as an employee of AltaCo. Kevin Wong, a Director of Delta Capital and a Director and officer of AltaCo owns approximately 16.07% of the issued capital of AltaCo and receives C$4,000 per month as an employee of AltaCo. Rajesh Taneja, a former Director of Delta Capital received C$3,000 per month as an employee of Delta Capital.

       (b)      License Agreement:
                Pursuant to the License Agreement dated June 1, 1999 Delta Capital acquired the worldwide marketing rights to the Software from AltaCo. In accordance with the terms of the License Agreement Delta Capital is required to make certain royalty payments to AltaCo. Paul Davis and Kevin Wong holds the positions and shareholdings in Delta Capital and AltaCo referred to in paragraph (a) above.

       (c)      Purchase of Trade Names:
                By agreement dated July, 1999, as amended December 3, 1999, Delta Capital purchased the trade names "Clear Choice Media" and "Clear Choice Technologies" from Rajesh Taneja for C$3,000. Mr. Taneja is a former Director and employee of Delta Capital.

       (d)      Verbal Lease Agreement:
                Pursuant to a verbal agreement between Delta Capital and AltaCo, Delta Capital utilizes, without charge, premises leased by AltaCo in Calgary, Alberta.

       (e)      Stock Option Agreement:
                Judith Miller, a Director and officer of Delta Capital, entered into a verbal agreement with Delta Capital on August 26, 1998 pursuant to which Ms. Miller received a stock option to purchase 50,000 shares of Delta Capital exercisable at US$0.03 per share for a period of one year. In March, 1999 Delta Capital completed a forward stock split of 4 to 1 which increased the options granted to 200,000 shares at an exercise price of US$0.0075 per share. On August 11, 1999 the board of directors of Delta Capital extended the expiration date of the stock options to December 31, 1999 and on September 15, 1999 the verbal stock option agreement was reduced to writing. On December 30, 1999, the board of directors of Delta Capital approved a resolution to extend the expiration date of the stock options to March 31, 2000 and the extension was reduced to writing pursuant to a letter dated January 7, 2000. By consent resolution dated March 16, 2000 the stock option expiration date was extended again to March 31, 2001.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the fourth quarter of the period covered by this Form 10KSB.

EXHIBIT                    DESCRIPTION

 2.1* Articles of Incorporation dated March 4, 1998 together with Amended Articles of Incorporation dated April 23, 1998

 2.2*       By-Laws of Delta Capital dated April 23, 1998

 6.1* License Agreement between Delta Capital and 827109 Alberta Ltd. dated June 1, 1999

 6.2* License Agreement between SiCom Solutions Inc. and 827109 Alberta Ltd. dated June 1, 1999

 6.3* Letter from 827109 Alberta Ltd. to Delta Capital Technologies Inc. dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

 6.4* Letter from SiCom Solutions Inc. to 827109 Alberta Ltd. dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

 6.5* Share Exchange Agreement between Delta Capital and 827109 Alberta Ltd. dated June 1, 1999

 6.6* Stock Option Agreement between Delta Capital and Judith Miller, Corporate Secretary and Director of Delta Capital dated September 15, 1999

 6.7**      Letter from Delta Capital to Judith Miller dated January 7, 2000

 6.8** Non-Distribution Agreement between Delta Capital and Rajesh Taneja dated July 28, 1999

 6.9*** Letter from Rajesh Taneja dated December 3, 1999 regarding acquisition of corporate names by Delta Capital

 6.10**** Letter of Intent between Delta Capital and The Matridigm Corporation dated January 19, 2000

 6.11**** Amended to the Letter of Intent between Delta Capital and The Matridigm Corporation dated January 30, 2000

 23****     Consent letter from Peter Sullivan P.L.L.C.

 27****     Financial Data Schedule

* Filed as an exhibit with Delta Capital's Form 10SB filed with the SEC on January 5, 2000
** Filed as an exhibit with Delta Capital's Form 10SB filed with the SEC on January 11, 2000
*** Filed as an exhibit with Delta Capital's Form 10SB filed with the SEC on January 14, 2000
****  Filed herewith



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DELTA CAPITAL TECHNOLOGIES, INC.

                                   Per:
                                        /s/ Paul Davis
                                        ----------------------------------
                                        Paul Davis
                                        President and Director

                                        Dated:  March 28, 2000


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                                   Signatures:

                                   /s/ Paul Davis
                                   -------------------------------------
                                   Paul Davis
                                   President and Director

                                   /s/ Michael E. Horsey
                                   -------------------------------------
                                   Michael E. Horsey
                                   Chairman of the Board and Director


                                   /s/ Judith Miller
                                   -------------------------------------
                                   Judith Miller
                                   Secretary and Director


                                   Dated:  March 28, 2000



                                INDEX TO EXHIBITS


EXHIBIT                      DESCRIPTION

 2.1* Articles of Incorporation dated March 4, 1998 together with Amended Articles of Incorporation dated April 23, 1998

 2.2*        By-Laws of Delta Capital dated April 23, 1998

 6.1*        License Agreement between Delta Capital and 827109 Alberta Ltd.
             dated June 1, 1999

 6.2* License Agreement between SiCom Solutions Inc. and 827109 Alberta Ltd. dated June 1, 1999

 6.3*        Letter from 827109 Alberta Ltd. to Delta Capital Technologies Inc.
             dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

 6.4* Letter from SiCom Solutions Inc. to 827109 Alberta Ltd. dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

 6.5* Share Exchange Agreement between Delta Capital and 827109 Alberta Ltd. dated June 1, 1999

 6.6* Stock Option Agreement between Delta Capital and Judith Miller, Corporate Secretary and Director of Delta Capital dated September 15, 1999

 6.7**       Letter from Delta Capital to Judith Miller dated January 7, 2000

 6.8** Non-Distribution Agreement between Delta Capital and Rajesh Taneja dated July 28, 1999

 6.9*** Letter from Rajesh Taneja dated December 3, 1999 regarding acquisition of corporate names by Delta Capital

 6.10**** Letter of Intent between Delta Capital and The Matridigm Corporation dated January 19, 2000

 6.11**** Amended to the Letter of Intent between Delta Capital and The Matridigm Corporation dated January 30, 2000

 23****      Consent of Peterson Sullivan P.L.L.C. dated March 27, 2000

 27****      Financial Data Schedule


* Filed as an exhibit with Delta Capital's Form 10SB filed with the SEC on January 5, 2000
** Filed as an exhibit with Delta Capital's Form 10SB filed with the SEC on January 11, 2000
*** Filed as an exhibit with Delta Capital's Form 10SB filed with the SEC on January 14, 2000
****  Filed herewith