Form 10QSB
period 2000-03-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2000-05-22
CIK 1066764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                         For the quarterly period ended: March 31, 2000
                                                        ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from ____________ to ____________

                                 Commission file number: 000-27407
                                                        ------------------------

                        DELTA CAPITAL TECHNOLOGIES, INC.
                        --------------------------------
          (Exact name of small business issuer as specified in charter)

                         Delaware                                            98-018770
 ------------------------------------------------------------     -------------------------------
(State of Other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

        Suite 255, 999 - 8th Street, SW, Calgary, Alberta T2R 1J5 Canada
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (403) 244-7300
                           ---------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of May 22, 2000 was 14,588,500 shares.

       Transitional Small Business Disclosure Format (check one): Yes    No x
                                                                     ---   ---

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                           DELTA CAPITAL TECHNOLOGIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)


                                                                            March 31,            December 31,
                                                                              2000                  1999
                                                                           -----------           ------------
                ASSETS

Current Assets
     Cash                                                                  $   328,928           $       351
     Accounts Receivable - affiliate                                           291,833                82,041
     Accounts Receivable - other                                               140,555
                                                                           -----------           -----------
                Total current assets                                           761,316                82,392

Fixed Assets, net of accumulated
     depreciation of $4,322 and $76                                             31,055                   488

Other Assets
     Investment, net of accumulated
        amortization of $694,445 and $486,111                                1,805,555             2,013,889
     Goodwill, net of accumulated
        amortization of $104,729                                               907,647
     Marketing License, net of accumulated
        amortization of $9,385 and $6,569                                       24,400                27,216
     Capitalized Development Costs                                             216,479
                                                                           -----------           -----------

                                                                             2,954,081             2,041,105
                                                                           -----------           -----------

                                                                           $ 3,746,452           $ 2,123,985
                                                                           ===========           ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                      $   115,024           $    40,912
     Accrued Liabilities                                                        23,424
     Notes Payable                                                             422,818               214,619
                                                                           -----------           -----------

                Total current liabilities                                      561,266               255,531

Shareholders' Equity
     Common stock, $.001 par value, 25,000,000 shares authorized;
        14,588,500 and 13,800,000 issued and outstanding                        14,588                13,800
     Additional paid-in capital                                              4,064,619             2,546,407
     Deficit accumulated during the development stage                         (894,021)             (691,753)
                                                                           -----------           -----------

                                                                             3,185,186             1,868,454
                                                                           -----------           -----------

                                                                           $ 3,746,452           $ 2,123,985
                                                                           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 2000 and 1999 and
           the Period from March 4, 1998 (Inception) to March 31, 2000
                                   (Unaudited)


                                                                                            Total
                                                                                         Accumulated
                                                                                         During the
                                                                                         Development
                                                                                            Stage
                                                                                          (March 4,
                                                                                           1998 to
                                              March 31,             March 31,             March 31,
                                                 2000                  1999                 2000)
                                             -----------           -----------           -----------
Revenue                                      $   163,759           $         -           $   163,759

Expenses
     General and administrative                  (41,450)              (18,095)             (235,413)
     Goodwill amortization                      (104,729)                    -              (104,729)
     Investment amortization                    (208,333)                    -              (694,444)
     License agreement amortization               (2,815)                    -                (9,384)
     Interest expense                             (8,700)                    -               (13,810)
                                             -----------           -----------           -----------

     Total expenses                             (366,027)              (18,095)           (1,057,780)
                                             -----------           -----------           -----------

                 Net loss                    $  (202,268)          $   (18,095)          $  (894,021)
                                             ===========           ===========           ===========

Basic and diluted loss per share             $     (0.01)          $      0.00           $     (0.10)
                                             ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         For the Period From March 4, 1998 (Inception) to March 31, 2000
                                   (Unaudited)


                                                                                                        Deficit
                                                                                                      Accumulated
                                                               Common Stock            Additional      During the
                                                       --------------------------       Paid-in       Development
                                                         Shares          Amount         Capital          Stage             Total
                                                       ----------      ----------     -----------     -----------       -----------
Balance, March 4, 1998                                          -      $        -     $         -     $         -       $         -

Issuance of common stock for services (March 1998)        800,000             800            (593)                              207

Issuance of common stock for cash (June 1998)           8,000,000           8,000          52,000                            60,000

Net loss for the period                                                                                   (39,281)          (39,281)
                                                       ----------      ----------     -----------     -----------       -----------

Balance, December 31, 1998                              8,800,000           8,800          51,407         (39,281)           20,926

Issuance of common stock (September 1999)               5,300,000           5,300       2,496,692                         2,501,992

Cancellation of common stock (December 1999)             (300,000)           (300)         (1,692)                           (1,992)

Net loss for the year                                                                                    (652,472)         (652,472)
                                                       ----------      ----------     -----------     -----------       -----------

Balance, December 31, 1999                             13,800,000      $   13,800     $ 2,546,407     $  (691,753)      $ 1,868,454

Issuance of common stock in exchange for
     Matridigm Corporation (January 2000)                 500,000             500         999,500                         1,000,000

Issuance of common stock for cash (February 2000)          26,000              26          51,974                            52,000

Issuance of common stock for cash (March 2000)            200,000             200         341,800                           342,000

Issuance of common stock for cash (March 2000)             62,500              62         124,938                           125,000

Net loss for the period                                                                                  (202,268)         (202,268)
                                                       ----------      ----------     -----------     -----------       -----------

Balance, March 31, 2000                                14,588,500      $   14,588     $ 4,064,619     $  (894,021)      $ 3,185,186
                                                       ==========      ==========     ===========     ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOW
             For the Three Months Ended March 31, 2000 and 1999 and
           the Period from March 4, 1998 (Inception) to March 31, 2000
                                   (Unaudited)


                                                                                                          Total
                                                                                                       Accumulated
                                                                                                       During the
                                                                                                       Development
                                                                                                          Stage
                                                                                                        (March 4,
                                                                                                        1998 to
                                                                     March 31,         March 31,        March 31,
                                                                       2000              1999             2000)
                                                                    ----------       -----------       -----------
Cash Flows From Operating Activities
     Net loss                                                       $ (202,268)      $   (18,095)      $  (894,021)
     Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization                                                  315,877                             808,557
         Increase in accounts payable                                   61,738                             102,857
         Increase in accrued liabilities                                23,424                              23,424
         Increase in accounts receivable                              (350,347)                           (432,388)
                                                                    ----------       -----------       -----------

                Net cash used in operating activities                 (151,576)          (18,095)         (391,571)

Cash Flows From Investing Activities
     Capitalized development costs                                    (216,479)                           (216,479)
     Purchase of marketing license                                                                         (33,785)
     Purchase of office equipment and leasehold improvements           (30,567)                            (31,055)
                                                                    ----------       -----------       -----------

                Net cash used in investing activities                 (247,046)                0          (281,319)

Cash Flows From Financing Activities
     Proceeds from loans                                               208,199                             422,818
     Proceeds from issuance of common stock                            519,000                             579,000
                                                                    ----------                         -----------

                Net cash provided by financing activities              727,199                 0         1,001,818
                                                                    ----------       -----------       -----------

                Net increase (decrease) in cash                        328,577           (18,095)          328,928

Cash, beginning of period                                                  351            20,926                 0
                                                                    ----------       -----------       -----------

Cash, end of period                                                 $  328,928       $     2,831       $   328,928
                                                                    ==========       ===========       ===========

No cash payments for interest or income taxes have been made.


   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

Note 1.    Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Delta Capital Technologies, Inc. and it's subsidiary (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 2.    Summary of Significant Accounting Policies

Acquisition of A Company

Effective January 1, 2000, the Company acquired 100% of the outstanding shares of common stock of The Matridigm Corporation ("Matridigm"), a privately held marketing and communications company in Calgary, Alberta. This acquisition has been accounted for under the purchase method. In consideration, the Company issued 500,000 shares of its own common stock, warrants which entitle the seller to acquire 490,000 common shares of the Company at $2.00 per share, and $69,286. The cost of the acquisition totaled $1,069,286. Due to this acquisition, the Company has recorded $1,012,376 of goodwill, which is being amortized over 31 months, its estimated useful life.

From January 1, 2000 forward, the Company's consolidated statement of operations includes the revenue and expenses of Matridigm. Combining Matridigm's operating results for the three months ended March 31, 1999 with those of the Company results in the following pro forma data:

              Revenue                             $ 193,411
              Expenses                              209,522
                                                  ---------
              Net Loss                            $ (16,111)
                                                  =========
              Loss per Share                      $   (0.00)
                                                  =========

Earnings Per Share

Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 14,300,967 and 8,800,000 for the three months ended March 31, 2000 and March 31, 1999, respectively. The weighted average number of shares was 9,352,620 for the period from March 4, 1998 to March 31, 2000.

Capitalized Development Costs

The Company's product reached the stage of technological feasibility as defined by Statements of Financial Accounting Standards ("SFAS") 86 on January 1, 2000. Accordingly, all product development costs prior to that date have been charged to expense and all product development costs subsequent to that date have been included in capitalized development costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "ITEM
2. Management's Discussion and Analysis or Plan of Operations" and else where in this Report.

            Delta Capital continues to be an early stage company. On June 1, 1999, Delta Capital acquired the exclusive worldwide license to the relBUILDER(TM) Enterprise Suite of intelligent e-Commerce and e-Business software from 827109 Alberta Ltd. (AltaCo), an Alberta, Canada-based private company. Under the agreement, Delta Capital agreed to pay AltaCo fifteen percent (15%) royalty payments in the minimum amount of US$33,785 in the first year, US$135,000 in the second year and US$200,000 in the third year. The agreement may be renewed beyond the initial three-year term for a nominal amount. The software may be sub-licensed under terms of the agreement.

            In the first quarter of 2000, Delta Capital moved aggressively to plan the market entry of the recently acquired relBUILDER(TM) technologies. A major step toward this goal was taken when Delta Capital entered into negotiations to acquire The Matridigm Corporation, an Alberta, Canada-based strategic marketing and communications company with special high-tech expertise. Subsequent to the end of the quarter ended March 31, 2000, on April 19, 2000, the acquisition was completed. Management believes the acquisition of The Matridigm Corporation and its key managers - and the strong marketing base they provide Delta Capital - are critical to Delta Capital's successful penetration of both United States and international markets. Financial results of The Matridigm Corporation first quarter have been incorporated into Delta Capital's financial statements that form a part of this report in order to present Delta Capital's current financial condition in a comprehensive manner.

            a) Delta Capital forecasts modest revenues in 2000 and anticipates continuing losses from operations as it introduces its relBUILDER(TM) software and services offering into the marketplace. Delta Capital will need additional working capital to be successful in its planned activities and continuation of Delta Capital as a going concern is dependent upon obtaining the necessary working capital. Management is mindful that equity markets have experienced significant uncertainty in the first quarter of 2000, however, management has developed a strategy that it believes will accomplish the objective of obtaining further funding. Delta Capital anticipates that it will raise additional funds prior to year-end in the amount of a minimum of US$3.0 million through a combination of equity financing, participation in software/hardware industry companies' vendor financing programs and debt financing. However, no assurance can be given that Delta Capital will successfully consummate such financings or that such financings will be consummated on terms favorable to Delta Capital. Furthermore, Delta Capital believes it has adequate funds to meet its cash needs until no earlier than the fourth quarter 2000.

            b) Delta Capital plans to continue its efforts to increase distribution and sales channels for its relBUILDER(TM) software; negotiate partnership arrangements in key markets and gain strategic partners. Delta Capital's management believes that virtually all businesses in future will have e-Commerce/e-Business requirements and that the nature and conduct of business in general is fundamentally changing to accommodate Internet technology. Delta Capital plans to have sales and support facilities in two Canadian cities (Calgary and Toronto) and at least four major metropolitan areas in the United States, and a United Kingdom presence by year-end.

            c) Delta Capital's relBUILDER(TM) software is proprietary and Delta Capital continues to sponsor development of relBUILDER(TM). To that end, Delta Capital unveiled v2.0 of relBUILDER(TM) at IBM's premiere business partner conference, Partner World 2000, in San Diego, CA, in late January. Delta Capital's management will focus future development based on an extensive research program designed to test various attributes of the software in terms of ease of use, brand awareness and other attributes of significance to success in a competitive marketplace.

            d) Delta Capital currently purchases from AtlaCo (now named Delta Enterprise Technologies (Canada) Inc.), services at fair market rates to ensure the above-referenced continued development of the software as well as provision of support services. Management continues to review this relationship to determine that Delta Capital Technologies, Inc. is gaining maximum benefit from the arrangement as compared to undertaking these functions to its own account.

            e) Delta Capital management did not make any material plant or equipment purchases during the period under review. However, Delta Capital is actively seeking to secure additional office space and equipment in Calgary where it anticipates that its employee head count will rise significantly over the next two quarters.

            f) Delta Capital management anticipates that it will add approximately 40 full time equivalent employees (FTE) before year end, in addition to the current 45 FTEs at Delta Capital, The Matridigm Corporation and Delta Enterprise Technologies (Canada) Inc., the majority of which will be in sales and customer service capacities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            Delta Capital is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of Delta Capital which Delta Capital does not believe is material.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

            In March, 2000, Delta Capital completed two private placements, pursuant to which Delta Capital received an aggregate investment of $519,000 in exchange for 288,500 shares of common stock of Delta Capital, par value $0.001 per share (the "Common Stock") which investors purchased at a purchase price of approximately $2.00 per share. Delta Capital intends to use the net proceeds of the private placement for working capital, capital equipment and general corporate purposes. The shares were exempt under Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended ("1933 Act), and the appropriate restrictive legend was placed on the share certificates issued. Each purchaser represented to Delta Capital that it was not a U.S. person as define under Regulation S and that the securities were acquired for investment only, for its own account, and not with a view towards distribution. The purchaser further represented that at the time the order originated and through its execution and delivery, it remained outside the United States.

            On April 18, 2000, Delta Capital closed the purchase of all the issued and outstanding common stock of The Matridigm Corporation, a private Canadian corporation ("Matridigm") from Michael Steele, Cecilia Lanz, Diana Steele, Andre Lanz and Robert Sweetman, representing all of the stockholders of Matridigm. The exchange agreement provided for Delta Capital to receive all of the issued and outstanding shares of Matridigm in exchange for a cash payment of Cdn$100,000, 500,000 shares of Common Stock, and 490,000 warrants, each warrant exercisable to purchase one share of Common Stock at US$2.00 per share.

            In each case set forth in this Item 2, the securities were issued pursuant to exemption from the registration requirements of the 1933 Act under
Section 4(2) and Rule 506 of Regulation D.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On May 18, 2000, at the annual meeting of stockholders of Delta Capital, the following persons were unanimously elected as directors of Delta Capital for a term of one year or until a successor has been elected and qualified: Paul Davis, Michael Horsey, Kevin Wong, Judith Miller and Michael Steele. In addition, Peterson Sullivan P.L.L.C. was unanimously elected as Delta Capital's accountants for the next two years.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

           3.1(1) Articles of Incorporation dated March 4, 1998 together with Amended Articles of Incorporation dated April 23, 1998

           3.2(2) By-Laws of Delta Capital Technologies, Inc., a Delaware corporation, dated April 23, 1998

           4.1(3) Stock Option Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and Judith Miller, Corporate Secretary and Director of Delta Capital dated September 15, 1999

           4.2(4) Letter from Delta Capital Technologies, Inc., a Delaware corporation, to Judith Miller dated January 7, 2000

           4.3 Form of Offshore Securities Subscription Agreement to purchase 200,000 shares of common stock of Delta Capital Technologies, Inc., a Delaware corporation, issued to Winward Overseas Limited, dated March 16, 2000

           4.4 Schedule of Subscribers that purchased subscriptions pursuant to the Form of Offshore Securities Subscription Agreement set forth in 4.3 above

           4.5 Placement Agent Letter Agreement by and between Delta Capital Technologies, Inc., a Delaware corporation, and Traction Capital, dated March 1, 2000

           10.1(5) License Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and 827109 Alberta Ltd. dated June 1, 1999

           10.2(6) License Agreement between SiCom Solutions Inc. and 827109 Alberta Ltd. dated June 1, 1999

           10.3(7) Letter from 827109 Alberta Ltd. to Delta Capital Technologies, Inc., a Delaware corporation, dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

           10.4(8) Letter from SiCom Solutions Inc. to 827109 Alberta Ltd. dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

-----------------------------
(1) Incorporated by reference to Exhibit 3(I) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(2) Incorporated by reference to Exhibit 3(II) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(3) Incorporated by reference to Exhibit 99(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(4) Incorporated by reference to Exhibit 99(C) of the Company's Form 10SB, filed with the SEC on January 11, 2000.

(5) Incorporated by reference to Exhibit 10(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(6) Incorporated by reference to Exhibit 10(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(7) Incorporated by reference to Exhibit 10(C) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

           10.5(9) Share Exchange Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and 827109 Alberta Ltd. dated June 1, 1999

           10.9(10) Letter from Rajesh Taneja dated December 3, 1999 regarding acquisition of corporate names by Delta Capital Technologies, Inc., a Delaware corporation

           10.10(11)  Exchange Agreement, executed April 14, 2000, among Delta
                      Capital Technologies Inc., a Delaware corporation, The Matridigm Corporation, a Canadian corporation, Michael Steele, Cecilia Lanz, Diana Steele, Andre Lanz and Robert Sweetman

           10.11      Form of Employment Agreement

           10.12 Schedule of directors and employees of Delta Capital Technologies, Inc., a Delaware corporation, who executed employment agreements the form of which is set forth in
                      Exhibit 10.11

           10.13 Debt Settlement Agreement by and between Delta Capital Technologies, Inc., a Delaware corporation and Bonanza Mgmt Ltd., a British Columbia company

           27.1       Financial Data Schedule

(b) A report was filed on Form 8-K on May 3, 2000, reporting the acquisition of all the issued and outstanding shares of capital stock of The Matridigm Corporation.







--------------------------------------------------------------------------------
(8) Incorporated by reference to Exhibit 10(D) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(9) Incorporated by reference to Exhibit 99(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(10) Incorporated by reference to Exhibit 99(E) of the Company's Form 10SB, filed with the SEC on January 14, 2000.

(11) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed with the SEC on May 3, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DELTA CAPITAL TECHNOLOGIES, INC.

          Date:  May 22, 2000            By: /s/ Michael Horsey
                                            --------------------------
                                            Name:  Michael Horsey
                                            Title: Chairman

          Date:  May 22, 2000            By: /s/ Judith Miller
                                            -------------------------
                                            Name:  Judith Miller
                                            Title: Corporate Secretary

                                INDEX TO EXHIBITS

           EXHIBIT                        DESCRIPTION

           3.1(1) Articles of Incorporation dated March 4, 1998 together with Amended Articles of Incorporation dated April 23, 1998

           3.2(2)     By-Laws of Delta Capital Technologies, Inc. dated April
                      23, 1998

           4.1(3) Stock Option Agreement between Delta Capital Technologies, Inc. and Judith Miller, Corporate Secretary and Director of Delta Capital dated September 15, 1999

           4.2(4) Letter from Delta Capital Technologies, Inc. to Judith Miller dated January 7, 2000

           4.3 Form of Offshore Securities Subscription Agreement to purchase 200,000 shares of common stock of Delta Capital Technologies, Inc., a Delaware corporation, issued to Winward Overseas Limited, dated March 16, 2000

           4.4 Schedule of Subscribers that purchased subscriptions pursuant to the Form of Offshore Securities Subscription Agreement set forth in 4.3 above

           4.5 Placement Agent Letter Agreement by and between Delta Capital Technologies, Inc., a Delaware corporation, and Traction Capital, dated March 1, 2000

           10.1(5) License Agreement between Delta Capital Technologies, Inc. and 827109 Alberta Ltd. dated June 1, 1999

           10.2(6) License Agreement between SiCom Solutions Inc. and 827109 Alberta Ltd. dated June 1, 1999

           10.3(7) Letter from 827109 Alberta Ltd. to Delta Capital Technologies, Inc. dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

           10.4(8) Letter from SiCom Solutions Inc. to 827109 Alberta Ltd. Dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999


-----------------------------
(1) Incorporated by reference to Exhibit 3(I) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(2) Incorporated by reference to Exhibit 3(II) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(3) Incorporated by reference to Exhibit 99(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(4) Incorporated by reference to Exhibit 99(C) of the Company's Form 10SB, filed with the SEC on January 11, 2000.

(5) Incorporated by reference to Exhibit 10(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(6) Incorporated by reference to Exhibit 10(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(7) Incorporated by reference to Exhibit 10(C) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(8) Incorporated by reference to Exhibit 10(D) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

           10.5(9) Share Exchange Agreement between Delta Capital Technologies, Inc. and 827109 Alberta Ltd. dated June 1, 1999

           10.9(10) Letter from Rajesh Taneja dated December 3, 1999 regarding acquisition of corporate names by Delta Capital Technologies, Inc.

           10.10(11)  Exchange Agreement, executed April 14, 2000, among Delta
                      Capital Technologies Inc., a Delaware corporation, The Matridigm Corporation, a Canadian corporation, Michael Steele, Cecilia Lanz, Diana Steele, Andre Lanz and Robert Sweetman

           10.11      Form of Employment Agreement

           10.12 Schedule of directors and employees of Delta Capital Technologies, Inc., a Delaware corporation, who executed employment agreements the form of which is set forth in
                      Exhibit 10.11

           10.13 Debt Settlement Agreement by and between Delta Capital Technologies, Inc., a Delaware corporation and Bonanza Mgmt Ltd., a British Columbia company

           27.1       Financial Data Schedule






-----------------------------
(9) Incorporated by reference to Exhibit 99(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(10) Incorporated by reference to Exhibit 99(E) of the Company's Form 10SB, filed with the SEC on January 14, 2000.

(11) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed with the SEC on May 3, 2000.