Form 10QSB
period 2000-06-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2000-08-14
CIK 1066764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended: June 30, 2000
                                                         ---------------------


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          For the transition period from _________ to __________

                          Commission file number:      000-27407
                                                 -------------------------------

                        DELTA CAPITAL TECHNOLOGIES, INC.
                        ---------------------------------
          (Exact name of small business issuer as specified in charter)


              Delaware                                     98-018770
---------------------------------------------  ---------------------------------
(State of Other jurisdiction of incorporation  (IRS Employer Identification No.)
               or organization)


         Suite 255, 999-8th Street, SW, Calgary, Alberta T2R 1J5 Canada
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (403) 244-7300
                    ------------------------------------------
                           (Issuer's telephone number)


         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


      The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of August 14, 2000 was 15,701,254 shares.


   Transitional Small Business Disclosure Format (check one): Yes ______ No X
                                                                           ---

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.




                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)



                                                                                     June 30,               December 31,
                                                                                       2000                     1999
                                                                               -------------------     --------------------

              ASSETS

Current Assets
     Cash                                                                      $               -       $                351
     Accounts Receivable - affiliate                                                       954,042                   82,041
     Accounts Receivable                                                                   213,850
                                                                               -------------------     --------------------

              Total current assets                                                       1,167,892                   82,392


Fixed Assets, net of accumulated
     depreciation of $4,830 and $76                                                         40,586                      488


Other Assets
     Investment, net of accumulated
        amortization of $902,778 and $486,111                                            1,597,222                2,013,889
     Goodwill, net of accumulated
        amortization of $209,457                                                           802,919                      -
     Marketing License, net of accumulated
        amortization of $12,200 and $6,569                                                  21,585                   27,216
     Capitalized Development Costs                                                         609,238                      -
                                                                               -------------------     --------------------
                                                                                         3,030,964                2,041,105
                                                                               -------------------     --------------------
                                                                               $         4,239,442     $          2,123,985
                                                                               ===================     ====================



              LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
     Checks issued in excess of cash in banks                                  $            30,272     $                -
     Accounts Payable                                                                      249,991                   40,912
     Accrued Liabilities                                                                    42,313                      -
     Notes Payable                                                                          25,408                  214,619
                                                                               -------------------     --------------------
              Total current liabilities                                                    347,984                  255,531


Shareholders' Equity
     Common stock, $.001 par value, 25,000,000 shares authorized;
        14,951,254 and 13,800,000 issued and outstanding                                    14,951                   13,800
     Additional paid-in capital                                                          4,926,518                2,546,407
     Deficit accumulated during the development stage                                   (1,050,011)                (691,753)
                                                                               -------------------     --------------------
                                                                                         3,891,458                1,868,454
                                                                               -------------------     --------------------
                                                                               $         4,239,442     $          2,123,985
                                                                               ===================     ====================



   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended June 30, 2000 and 1999 and
           the Period from March 4, 1998 (Inception) to June 30, 2000
                                   (Unaudited)



                                                                                                                      Total
                                                                                                                   Accumulated
                                                                                                                   During the
                                                                                                                   Development
                                                                                                                      Stage
                                                  Three months ended                 Six months ended               (March 4,
                                           -------------------------------   --------------------------------        1998 to
                                               June 30,         June 30,         June 30,         June 30,           June 30,
                                                 2000             1999             2000             1999              2000)
                                           ---------------- ---------------- ---------------- ---------------- -------------------

Revenue                                    $      245,064   $      -         $      408,823   $      -         $         408,823

Expenses
    General and administrative                    (71,842)          (2,194)        (113,292)         (20,289)           (307,255)
    Goodwill amortization                        (104,728)         -               (209,457)         -                  (209,457)
    Investment amortization                      (208,333)         -               (416,666)         -                  (902,777)
    License agreement amortization                 (2,815)         -                 (5,630)         -                   (12,199)
    Interest expense                              (13,336)         -                (22,036)         -                   (27,146)
                                           ---------------  ---------------  ---------------  ---------------  ------------------
    Total expenses                               (401,054)          (2,194)        (767,081)         (20,289)         (1,458,834)
                                           ---------------  ---------------  ---------------  ---------------  ------------------
              Net loss                     $     (155,990)  $       (2,194)  $     (358,258)  $      (20,289)  $      (1,050,011)
                                           ---------------  ---------------  ---------------  ---------------  ------------------
Basic and diluted loss per share           $        (0.01)  $         0.00   $        (0.02)  $         0.00   $           (0.10)
                                           ===============  ===============  ===============  ===============  ==================



   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         For the Period From March 4, 1998 (Inception) to June 30, 2000
                                   (Unaudited)




                                                                              Common Stock                  Additional
                                                                   -----------------------------------       Paid-in
                                                                        Shares            Amount             Capital
                                                                   -----------------  ----------------  ------------------
Balance, March 4, 1998                                                            -   $             -   $             -

Issuance of common stock for services (March 1998)                          800,000               800              (593)

Issuance of common stock for cash (June 1998)                             8,000,000             8,000            52,000

Net loss for the period
                                                                   -----------------  ----------------  ------------------

Balance, December 31, 1998                                                8,800,000             8,800            51,407

Issuance of common stock (September 1999)                                 5,300,000             5,300         2,496,692

Cancellation of common stock (December 1999)                               (300,000)             (300)           (1,692)

Net loss for the year
                                                                   -----------------  ----------------  ------------------

Balance, December 31, 1999                                               13,800,000   $        13,800   $     2,546,407

Issuance of common stock in exchange for
    Matridigm Corporation (January 2000)                                    500,000               500           999,500

Issuance of common stock for cash (February 2000)                            26,000                26            51,974

Issuance of common stock for cash (March 2000)                              200,000               200           341,800

Issuance of common stock for cash (March 2000)                               62,500                62           124,938

Issuance of common stock for cash (May 2000)                                226,000               226           451,774

Issuance of common stock for repayment of debt (June 2000)                  136,754               137           410,125



Net loss for the period
                                                                   -----------------  ----------------  ------------------
Balance, June 30, 2000                                                   14,951,254   $        14,951   $     4,926,518
                                                                   =================  ================  ==================




                                                                        Deficit
                                                                      Accumulated
                                                                      During the
                                                                      Development
                                                                         Stage              Total
                                                                   -----------------  ----------------

Balance, March 4, 1998                                             $              -   $             -

Issuance of common stock for services (March 1998)                                                207

Issuance of common stock for cash (June 1998)                                                  60,000

Net loss for the period                                                     (39,281)          (39,281)
                                                                   -----------------  ----------------

Balance, December 31, 1998                                                  (39,281)           20,926

Issuance of common stock (September 1999)                                                   2,501,992

Cancellation of common stock (December 1999)                                                   (1,992)

Net loss for the year                                                      (652,472)         (652,472)
                                                                   -----------------  ----------------

Balance, December 31, 1999                                         $       (691,753)  $     1,868,454

Issuance of common stock in exchange for
    Matridigm Corporation (January 2000)                                                    1,000,000

Issuance of common stock for cash (February 2000)                                              52,000

Issuance of common stock for cash (March 2000)                                                342,000

Issuance of common stock for cash (March 2000)                                                125,000

Issuance of common stock for cash (May 2000)                                                  452,000

Issuance of common stock for repayment of debt (June 2000)                                    410,262



Net loss for the period                                                    (358,258)         (358,258)
                                                                   -----------------  ----------------
Balance, June 30, 2000                                             $     (1,050,011)  $     3,891,458
                                                                   =================  ================


   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOW
               For the Six Months Ended June 30, 2000 and 1999 and
           the Period from March 4, 1998 (Inception) to June 30, 2000
                                   (Unaudited)



                                                                                                                      Total
                                                                                                                   Accumulated
                                                                                                                    During the
                                                                                                                   Development
                                                                                                                      Stage
                                                                                                                    (March 4,
                                                                                                                     1998 to
                                                                          June 30,            June 30,               June 30,
                                                                            2000                1999                   2000)
                                                                    -------------------  ------------------   ---------------------
Cash Flows From Operating Activities
     Net loss                                                       $         (358,258)  $         (20,289)   $         (1,050,011)
     Adjustments to reconcile net loss to net
        cash used in operating activities
        Depreciation                                                             4,754            -                          4,830
        Amortization                                                           631,753            -                      1,124,433
        Increase in accounts payable                                           209,079            -                        249,991
        Increase in accrued liabilities                                         42,313            -                         42,313
        Increase in accounts receivable                                     (1,085,851)           -                     (1,167,892)
                                                                    -------------------  ------------------   ---------------------

               Net cash used in operating activities                          (556,210)            (20,289)               (796,336)


Cash Flows From Investing Activities
     Capitalized development costs                                            (609,238)           -                       (609,238)
     Purchase of marketing license                                                                -                        (33,785)
     Purchase of office equipment and leasehold improvements                   (44,852)           -                        (45,416)
                                                                    -------------------  ------------------   ---------------------

               Net cash used in investing activities                          (654,090)                  0                (688,439)


Cash Flows From Financing Activities
     Proceeds from loans                                                       208,677            -                        423,503
     Proceeds from issuance of common stock                                    971,000            -                      1,031,000
                                                                    -------------------  ------------------   ---------------------

               Net cash provided by financing activities                     1,179,677                   0               1,454,503
                                                                    -------------------  ------------------   ---------------------

               Net increase (decrease) in cash                                 (30,623)            (20,289)     #          (30,272)


Cash, beginning of period                                                          351              20,926                       0
                                                                    -------------------  ------------------   ---------------------

Cash, end of period                                                 $          (30,272)  $             637    $            (30,272)
                                                                    ===================  ==================   =====================


No cash payments for interest or income taxes have been made.



   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Six Months Ended June 30, 2000 (Unaudited)

Note 1.    Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Delta Capital Technologies, Inc. and The Matridigm Corporation, its wholly-owned subsidiary (the "Company").

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

Note 2.    Summary of Significant Accounting Policies

Acquisition of A Company
------------------------

Effective January 1, 2000, the Company acquired 100% of the outstanding shares of common stock of The Matridigm Corporation ("Matridigm"), a privately held marketing and communications company in Calgary, Alberta. This acquisition has been accounted for under the purchase method. As consideration for this acquisition, the Company issued 500,000 shares of its own common stock, warrants which entitle the seller to acquire 490,000 shares of common stock of the Company at $2.00 per share, and a cash payment of $69,286. The cost of the acquisition totaled $1,069,286. In connection with this acquisition, the Company has recorded $1,012,376 of goodwill, which is being amortized over 29 months, its estimated useful life.

From and after January 1, 2000, the Company's consolidated statement of operations includes the revenue and expenses of Matridigm. Combining Matridigm's operating results for the six months ended June 30, 1999 with those of the Company results in the following pro forma data:

                     Revenue                        $ 611,289
                     Expenses                         565,364
                                                    ---------
                     Net Income                     $  35,925
                                                    =========
                     Income per Share               $    0.00
                                                    =========
Earnings Per Share
------------------

Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of shares of common stock outstanding during a period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 14,535,157 and 8,800,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. The weighted average number of shares of common stock was 9,938,241 for the period from March 4, 1998 to June 30, 2000.

Capitalized Development Costs
-----------------------------

The Company's product reached the stage of technological feasibility as defined by Statements of Financial Accounting Standards ("SFAS") No. 86 on January 1, 2000. Accordingly, all product development costs prior to that date have been charged to expense and all product development costs subsequent to that date have been included in capitalized development costs.

Subsequent Event
----------------

Subsequent to the quarter ended June 30, 2000, management arranged a private placement financing pursuant to Regulation S under the Securities Act of 1933, as amended, pursuant to which it issued, or will issue, 500,000 shares of common stock for net proceeds in the amount of $500,000 and anticipates issuing an additional 500,000 shares of common stock for net proceeds in the amount of $500,000 in the near future. Management continues to monitor the capital markets and believes that is will be able to raise sufficient capital to continue the Company's progress. Management also continues to work with interested parties to secure funding, primarily through equity financing, but will also participate in industry standard software/hardware vendor financing programs as they become available to the Company on terms which the Company's management considers reasonable. However, no assurance can be given that Delta Capital will successfully consummate any further financings or that, if consummated, any such further financing would be consummated on terms favorable to the Company.

ITEM 2.  Management's Discussion and Analysis or Plan Of Operation.

           This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "ITEM
2. Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Quarterly Report.

Mid-Point
---------

At mid year, Delta Capital Technologies, Inc. ("Delta Capital") is at the mid-point of its transition from being an "early stage" company to a fully operational corporation with a complete set of products and services. From June 1, 1999, when Delta Capital acquired the worldwide license to the relBUILDER(TM) technology that is critical to its e-Commerce/e-Business software, through the quarter ended June 30, 2000, Delta Capital has made significant progress in developing and taking to market its innovative product and services offering.

--------------------------------------------------------------------------------
Highlights at mid-year include:
o    Product Development
     o     Completion of v2 of the  relBUILDER(TM)i-Suite of electronic business tools;
     o Continued progress toward a mid-September 2000 market launch of the Enterprise Edition, a fully scalable e-Commerce/e-Business mid-market solution;
o    Marketing launches:
     Launch of two major products:
     o The Merchant Edition - aimed at small to medium sized businesses that want to capitalize on the growing use of the Internet for business to consumer (B2C) transactions;
     o The Business Edition - a more robust product, designed to take businesses that already utilize the Internet to establish online business to business (B2B) trading communities.
o    Sales Development:
     o US National sales office established in Austin, Texas, with branches in Baltimore, Maryland and Orange County, California
     o Canadian sales offices in Vancouver, British Columbia; Calgary, Alberta and Toronto, Ontario
o    Customer service:
     o     Implementation of 24 hour x 7 day customer support services
     o     Continued development of training and support materials
--------------------------------------------------------------------------------

Modest Revenues
---------------

Delta Capital continues to forecast modest revenues in 2000 with a substantial growth starting in the first quarter of 2001 as effects of its marketing and promotional activities combine with deployment of sales personnel as per plan. Revenue for the first six months of 2000 are as per plan and amounted to $408,823 as compared to no revenues in the comparable period a year earlier. Net loss for the six months was $358,258 as compared to $20,298 in the pervious year. Delta Capital continues to focus its efforts on exploiting the middle market - the "gap" between large-scale e-Commerce/e-Business solutions providers and the small-scale "off the shelf" solutions - for its future success.

Continued Fund Raising
----------------------

Delta Capital will continue to require additional working capital during the next two quarters of 2000 to be successful in its planned activities. Continuation of Delta Capital as a going concern is dependent upon obtaining the necessary working capital. Management continues to monitor the capital markets and is confident that it will be able to raise sufficient capital to continue Delta Capital's operations and progress. Net cash provided by financing activities to June 30, 2000 amounted to $1,179,677. Subsequent to the end of the second quarter, management arranged a private placement financing that will net Delta Capital $1 million, $500,000 of which has been received to date.
Management continues to work with interested parties to secure funding, primarily through equity financing, but will also participate in industry standard software/hardware vendor financing programs as they become available to Delta Capital. However, no assurance can be given that Delta Capital will successfully consummate any further financings or that such further financings will be pursuant to terms which are favorable to the Company.

Strengthened Management
-----------------------

Delta Capital continued to strengthen its management team. On July 24, 2000, Delta Capital entered into an employment agreement with Mr. Lawrence Tombari as interim Chief Financial Officer with the intent that over a 90-day period both parties will agree to a permanent executive position for Mr. Tombari. Mr. Tombari was most recently the CFO & Senior Vice President for a Las Vegas-based gaming company with casinos in several states.

Delta Capital also hired U.S. and Canadian vice-presidents of sales. Mr. Robert Burnette is located in Austin, Texas, and supervises Delta Capital's U.S. sales force. Mr. Garry Leitch is located in Calgary, Alberta, Canada, and supervises Delta Capital's Canadian sales force through Delta Capital's subsidiary company, Delta Enterprise Technologies (Canada) Inc. In all, there are 15 persons actively engaged in selling the company's "Partners" or value added resellers. It is anticipated, subject to adequate funding, that the sales force will grow to 85 personnel in the next two quarters as Delta Capital emphasizes its determination to capture market share. In all, including Delta Capital's wholly owned subsidiary, The Matridigm Corporation and through its 37 percent ownership of Delta Enterprise Technologies (Canada) Inc., there are currently 73 personnel engaged in the development, sales and support of Delta Capital's products and services.

Material Purchases/Leases
-------------------------

Delta Capital concluded, shortly after the end of the period under review, an agreement with O & Y Properties Inc. to lease approximately 13,500 square feet of space on the tenth floor of Phoenix Place, an office tower in downtown Calgary, Alberta. Tenant improvements and Landlord's work had been approximately 65 per cent completed under the terms of a lease undertaken by a high technology company (unrelated to Delta Capital). When that company failed to meet certain of its obligations, Delta Capital was able to assume the space on an as-is, where-is basis and the landlord agreed to build out the space to plans and specifications of the previous tenant. There are minor design changes required to provide Delta Capital's personnel with first-class, highly attractive office and operational facilities. The net annual rent will be $127,416 with additional occupancy costs estimated at $66,438 per annum for a period of five years with an option to renew for a further five years (all figures converted to U.S. dollars from Canadian at $1.4616).

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

           Delta  Capital  is  not  a  party  to  any  material   pending  legal
proceedings other than ordinary routine litigation incidental to the business of Delta Capital which Delta Capital does not believe is material.

ITEM 2.  Changes in Securities and Use of Proceeds.

           In March, 2000 Delta Capital completed a $200,000 private placement pursuant to which Delta Capital issued to Interward Capital Corporation, 100,000 common shares of Delta Capital at US$2.00 per common share. The shares were exempt under Regulation S as promulgated by the Securities and Exchange Commission (the "SEC"), under the Securities Act of 1933, as amended (the "1933 Act") and the appropriate restrictive legend was placed on the share certificate issued. The sole investor represented to Delta Capital that is was not a U.S. person as defined under Regulation S and that the securities were acquired for investment purposes only, for its own account and not with a view towards distribution. The sole investor further represented that at the time the order originated and through its execution and delivery, it remained outside the United States. Delta Capital used the proceeds for working capital purposes.

           On April 18, 2000, Delta Capital closed a transaction pursuant to which it purchased all the issued and outstanding common stock of The Matridigm Corporation, a private Canadian corporation ("Matridigm") from Michael Steele, Cecilia Lanz, Diana Steele, Andre Lanz and Robert Sweetman, representing all of the stockholders of Matridigm. The exchange agreement provided for Delta Capital to receive all of the issued and outstanding shares of Matridigm in exchange for a cash payment of Cdn$100,000, 500,000 shares of Common Stock, and 490,000 warrants, each warrant exercisable to purchase one share of Common Stock at US$2.00 per share.

           At the end of May, 2000 Delta Capital completed a $250,000 private placement pursuant to which Delta Capital issued to Eaglecrest Ventures Ltd., a Turks & Caicos Islands company, 125,000 units at US$2.00 per unit, each unit consisting of 125,000 common shares and 125,000 share purchase warrants exercisable at US$2.00 at any time prior to May 11, 2002. The shares were exempt under Regulation S as promulgated by the Securities and Exchange Commission (the "SEC"), under the Securities Act of 1933, as amended (the "1933 Act") and the appropriate restrictive legend was placed on the share certificate issued. The sole investor represented to Delta Capital that is was not a "U.S. person" as defined under Regulation S and that the securities were acquired for investment purposes only, for its own account and not with a view towards distribution. The sole investor further represented that at the time the order originated and through its execution and delivery, it remained outside the United States. Delta Capital used the proceeds for working capital purposes.

           On June 19, 2000 Delta Capital issued 136,754 common shares at a deemed price of US$3.00 per common shares to Bonanza Mgmt Ltd., a British Columbia company, in connection with a debt settlement agreement dated April 14, 2000. The shares were exempt under Regulation S as promulgated by the Securities and Exchange Commission (the "SEC"), under the Securities Act of 1933, as amended (the "1933 Act") and the appropriate restrictive legend was placed on the share certificate issued.

           In July, 2000 Delta Capital completed a $500,000 private placement pursuant to which Delta Capital issued to Eaglecrest Ventures Ltd., a Turks & Caicos Islands company, 500,000 units at US$1.00 per unit, each unit consisting of 500,000 shares of common stock and 500,000 share purchase warrants exercisable at US$1.00 at any time prior to July 6, 2002. The shares were exempt under Regulation S as promulgated by the Securities and Exchange Commission (the "SEC"), under the Securities Act of 1933, as amended (the "1933 Act") and the appropriate restrictive legend was placed on the share certificate issued. The sole investor represented to Delta Capital that is was not a "U.S. person" as defined under Regulation S and that the securities were acquired for investment purposes only, for its own account and not with a view towards distribution. The sole investor further represented that at the time the order originated and through its execution and delivery, it remained outside the United States. Delta Capital used the proceeds for working capital purposes.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

           As reported in Delta Capital's 10-Q filed on May 22, 2000, at the annual meeting stockholders of Delta Capital held on May 18, 2000, the following individuals were unanimously elected as directors of Delta Capital for a term of one year or until a successor has been elected and qualified: Paul Davis, Michael Horsey, Kevin Wong, Judith Miller and Michael Steele. Peterson Sullivan, P.L.L.C. was elected unanimously as Delta Capital's accountants for the next two years.

ITEM 6.  Exhibits and Reports on Form 8-K

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

           4.3(5) Form of Offshore Securities Subscription Agreement to purchase 200,000 shares of common stock of Delta Capital Technologies, Inc., a Delaware corporation, issued to Winward Overseas Limited, dated March 16, 2000

           4.4(6) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Offshore Securities Subscription Agreement set forth in 4.3 above

           4.5(7) Placement Agent Letter Agreement by and between Delta Capital Technologies, Inc., a Delaware corporation, and Traction Capital, dated March 1, 2000

           4.6 Form of Offshore Subscription Agreement to purchase 125,000 units of Delta Capital Technologies, Inc. issued to Eaglecrest Ventures Ltd. dated May 11, 2000

           4.7 Form of Offshore Subscription Agreement to purchase 500,000 units of Delta Capital Technologies, Inc. issued to Eaglecrest Ventures Ltd. dated July 6, 2000

           4.8 Form of Offshore Subscription Agreement to purchase 100,000 common shares of Delta Capital Technologies, Inc. issued to Interward Capital Corporation dated March 16, 2000

           4.9 Delta Capital Technologies, Inc.'s Stock Option Plan approved by the directors of Delta on June 9, 2000

           10.1(8) License Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and 827109 Alberta Ltd. dated June 1, 1999

----------

1 Incorporated by reference to Exhibit 3(I) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

2 Incorporated by reference to Exhibit 3(II) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

3 Incorporated by reference to Exhibit 99(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

4 Incorporated by reference to Exhibit 99(C) of the Company's Form 10SB, filed with the SEC on January 11, 2000.

5 Incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q filed with the SEC on May 22, 2000. 6 Incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

7 Incorporated by reference to Exhibit 4.5 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

8 Incorporated by reference to Exhibit 10(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

           10.2(9) License Agreement between SiCom Solutions Inc. and 827109 Alberta Ltd. dated June 1, 1999

           10.3(10) Letter from 827109 Alberta Ltd. to Delta Capital Technologies, Inc., a Delaware corporation, dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

           10.4(11) Letter from SiCom Solutions Inc. to 827109 Alberta Ltd. dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

           10.5(12)     Share   Exchange   Agreement   between   Delta   Capital
                        Technologies, Inc., a Delaware corporation, and 827109 Alberta Ltd. dated June 1, 1999

           10.9(13)     Letter  from  Rajesh  Taneja  dated   December  3,  1999
                        regarding   acquisition  of  corporate  names  by  Delta
                        Capital Technologies, Inc., a Delaware corporation

           10.10(14)    Exchange Agreement, executed April 14, 2000, among Delta
                        Capital Technologies Inc., a Delaware  corporation,  The
                        Matridigm Corporation,  a Canadian corporation,  Michael
                        Steele,  Cecilia  Lanz,  Diana  Steele,  Andre  Lanz and
                        Robert Sweetman

           10.11(15)    Form of Employment Agreement

           10.12(16)    Schedule of directors  and  employees  of Delta  Capital
                        Technologies, Inc., a Delaware corporation, who executed employment agreements the form of which is set forth in
                        Exhibit 10.11

           10.13(17)    Debt  Settlement  Agreement by and between Delta Capital
                        Technologies,  Inc., a Delaware corporation, and Bonanza
                        Mgmt Ltd., a British Columbia company

           10.14 Debt Settlement Letter, dated May 12, 2000, between Delta Capital Technologies, Inc., a Delaware corporation, and Paul Davis, President of Delta Capital Technologies, Inc.

           10.15 Employment Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and Bernie J. Malach dated April 17, 2000

           10.16 Employment Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and Lawrence P. Tombari dated July 24, 2000


----------

9 Incorporated by reference to Exhibit 10(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

10 Incorporated by reference to Exhibit 10(C) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

11 Incorporated by reference to Exhibit 10(D) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

12 Incorporated by reference to Exhibit 99(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

13 Incorporated by reference to Exhibit 99(E) of the Company's Form 10SB, filed with the SEC on January 14, 2000.

14 Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed with the SEC on May 3, 2000.

15 Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

16 Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

17 Incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

           10.17 Services Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and Bonanza Mgmt Ltd., a British Colombia company, dated January 1, 2000

           10.18        Lease Agreement between Delta Capital Technologies, Inc.
                        and O&Y Properties Inc. dated July 19, 2000.

           10.19 Fund Raising Letter Agreement between Delta Capital Technologies, Inc. and Reovest Financial, Inc. dated May 3, 2000.

           10.20 Assignment of Lease between Alberni Investments (1988) Inc., Flanagan Enterprises Inc. and Delta Capital Technologies, Inc. dated June 30, 2000 together with the Head Lease between Alberni Investments (1988) Inc. and Flanagan Enterprises Inc. dated December 12, 1996.

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


                                         DELTA CAPITAL TECHNOLOGIES, INC.

            Date:  August 14, 2000       By:  /s/ Michael Horsey
                                            ------------------------------
                                         Name:  Michael Horsey
                                         Title: Chairman


            Date:  August 14, 2000       By:  /s/ Lawrence Tomberry
                                            ------------------------------
                                         Name:  Lawrence Tomberry
                                         Title:   Chief Financial Officer

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

           4.3(5) Form of Offshore Securities Subscription Agreement to purchase 200,000 shares of common stock of Delta Capital Technologies, Inc., a Delaware corporation, issued to Winward Overseas Limited, dated March 16, 2000

           4.4(6) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Offshore Securities Subscription Agreement set forth in 4.3 above

           4.5(7) Placement Agent Letter Agreement by and between Delta Capital Technologies, Inc., a Delaware corporation, and Traction Capital, dated March 1, 2000

           4.6 Form of Offshore Subscription Agreement to purchase 125,000 units of Delta Capital Technologies, Inc. issued to Eaglecrest Ventures Ltd. dated May 11, 2000

           4.7 Form of Offshore Subscription Agreement to purchase 500,000 units of Delta Capital Technologies, Inc. issued to Eaglecrest Ventures Ltd. dated July 6, 2000

           4.8 Form of Offshore Subscription Agreement to purchase 100,000 common shares of Delta Capital Technologies, Inc. issued to Interward Capital Corporation dated March 16, 2000

           4.9 Delta Capital Technologies, Inc.'s Stock Option Plan approved by the directors of Delta on June 9, 2000

           10.1(8) License Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and 827109 Alberta Ltd. dated June 1, 1999



----------

1 Incorporated by reference to Exhibit 3(I) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

2 Incorporated by reference to Exhibit 3(II) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

3 Incorporated by reference to Exhibit 99(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

4 Incorporated by reference to Exhibit 99(C) of the Company's Form 10SB, filed with the SEC on January 11, 2000.

5 Incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q filed with the SEC on May 22, 2000. 6 Incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

7 Incorporated by reference to Exhibit 4.5 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

8 Incorporated by reference to Exhibit 10(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

           10.2(9) License Agreement between SiCom Solutions Inc. and 827109 Alberta Ltd. dated June 1, 1999

           10.3(10) Letter from 827109 Alberta Ltd. to Delta Capital Technologies, Inc., a Delaware corporation, dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

           10.4(11) Letter from SiCom Solutions Inc. to 827109 Alberta Ltd. dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999

           10.5(12)     Share   Exchange   Agreement   between   Delta   Capital
                        Technologies, Inc., a Delaware corporation, and 827109 Alberta Ltd. dated June 1, 1999

           10.9(13)     Letter  from  Rajesh  Taneja  dated   December  3,  1999
                        regarding   acquisition  of  corporate  names  by  Delta
                        Capital Technologies, Inc., a Delaware corporation

           10.10(14)    Exchange Agreement, executed April 14, 2000, among Delta
                        Capital Technologies Inc., a Delaware  corporation,  The
                        Matridigm Corporation,  a Canadian corporation,  Michael
                        Steele,  Cecilia  Lanz,  Diana  Steele,  Andre  Lanz and
                        Robert Sweetman

           10.11(15)    Form of Employment Agreement

           10.12(16)    Schedule of directors  and  employees  of Delta  Capital
                        Technologies, Inc., a Delaware corporation, who executed employment agreements the form of which is set forth in
                        Exhibit 10.11

           10.13(17)    Debt  Settlement  Agreement by and between Delta Capital
                        Technologies,  Inc., a Delaware corporation, and Bonanza
                        Mgmt Ltd., a British Columbia company

           10.14 Debt Settlement Letter, dated May 12, 2000, between Delta Capital Technologies, Inc., a Delaware corporation, and Paul Davis, President of Delta Capital Technologies, Inc.

           10.15 Employment Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and Bernie J. Malach dated April 17, 2000

           10.16 Employment Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and Lawrence P. Tombari dated July 24, 2000



----------

9 Incorporated by reference to Exhibit 10(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

10 Incorporated by reference to Exhibit 10(C) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

11 Incorporated by reference to Exhibit 10(D) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

12 Incorporated by reference to Exhibit 99(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

13 Incorporated by reference to Exhibit 99(E) of the Company's Form 10SB, filed with the SEC on January 14, 2000.

14 Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed with the SEC on May 3, 2000.

15 Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

16 Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

17 Incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

           10.17 Services Agreement between Delta Capital Technologies, Inc., a Delaware corporation, and Bonanza Mgmt Ltd., a British Colombia company, dated January 1, 2000

           10.18        Lease Agreement between Delta Capital Technologies, Inc.
                        and O&Y Properties Inc. dated July 19, 2000.

           10.19 Fund Raising Letter Agreement between Delta Capital Technologies, Inc. and Reovest Financial, Inc. dated May 3, 2000.

           10.21 Assignment of Lease between Alberni Investments (1988) Inc., Flanagan Enterprises Inc. and Delta Capital Technologies, Inc. dated June 30, 2000 together with the Head Lease between Alberni Investments (1988) Inc. and Flanagan Enterprises Inc. dated December 12, 1996.

           27.1         Financial Data Schedule

                                   EXHIBIT 4.6

                        SECURITIES SUBSCRIPTION AGREEMENT

This Securities Agreement is executed in reliance upon the transaction exemption afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended ("1933 Act").

This Agreement has been executed by the undersigned in connection with the private placement of units of Common Stock (hereinafter referred to as the "Units") of:

                               DELTA CAPITAL TECHNOLOGIES, INC.
                               Suite 255, 999 - 8th St. SW
                               Calgary, AB T2R 1J5 Canada

a corporation organized under the laws of the state of Delaware, USA, OTC Electronic Bulletin Board symbol (DCTG) (hereinafter referred to as the "Seller" or the "Company")

The Undersigned:
                               Eaglecrest Ventures Ltd.
                               PO Box 67, Providenciales,
                               Turks & Caicos Islands, BWI

a  resident  of  a  non  USA  jurisdiction   (hereinafter  referred  to  as  the
"Purchaser"), hereby represents and warrants to, and agrees with the Seller as follows:

1.         Agreement to Subscribe

           a. Purchase Price. The undersigned hereby subscribes for 125,000 Units, each Unit consisting of one common share and one share purchase warrant (the "Warrants") entitling the holder thereof to purchase an additional common share of the Company at US$2.00 per common share for a term of 2 years following closing of this transaction. The total consideration payable to the Company is $250,000 United States Dollars (the "Purchase Price").
           b. Form of Payment. The Purchaser shall pay the Purchase Price by delivering good funds in U.S. dollars to the designated depository for closing as determined by the Seller by delivery of securities versus payment.

2.         Subscriber  Representations;   Access  to  Information;   Independent
           Investigation.

           a. Offshore Transaction. The Purchaser represents and warrants to the Seller as follows:
                     i The Purchaser is not a U.S. person as defined under Regulation S;

                     ii At the time the buy order was originated, the Purchaser was outside the United States and is outside the United States as of the date of the execution and delivery of this Agreement;
                     iii The Purchaser is purchasing the Units for its own account and not on behalf of any U.S. person, and the sale has not been prearranged with a purchaser in the United States. Notwithstanding the contents of this paragraph, the Purchaser may purchase the subject Units under its own name or under the name of other Non U.S. persons as defined under Regulation S;

                     iv Each distributor participating in the offering of securities, if any, has agreed in writing that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending 1 year thereafter shall only be made in compliance with the safe harbor contained in Regulation S pursuant to registration of Units under the Securities Act of 1933 or pursuant to an exemption from registration;
                     v The Purchaser represents and warrants and hereby agrees that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending 1 year thereafter shall only be made in compliance with the safe harbor contained in Regulation S pursuant to registration of Units under the Securities Act of 1933 or pursuant to an exemption from registration, and all offers and sales after the expiration of the 1 year period shall be made only pursuant to such a registration or to such exemption from registration;
                     vi The Purchaser acknowledges that the Units have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons during a period commencing on the date of the transaction and ending 1 year thereafter unless the Units are registered under the Securities Act of 1933 or an exemption from the registration requirements is available;
                     vii The Purchaser acknowledges that the purchase of the Units involves a high degree of risk and further acknowledges that it can bear the economic risk of the purchase of the Units including the total loss of its investment;
                     viii The Purchaser understands that the Units are being offered and sold to it in reliance on specific exemptions from the registration requirements of the Federal and State securities laws and that the Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of the Purchaser set forth herein in order to determine the applicability of such exemptions and suitability of the Purchaser to acquire the Units.

           b. Current Public Information. The Purchaser acknowledges that the Purchaser has been furnished with or has acquired copies of the Company's most recent Annual Report on the Form 10-K files with the SEC and the Forms 10-Q and 8-K filed thereafter (collectively the "SEC Filings"), and other publicly available documents.
           c. Independent Investigation; Access. The Purchaser acknowledges that the Purchaser is making the decision to purchase the Units subscribed for, has relied upon Independent Investigations made by it and it's purchaser representatives, if any, and the Purchaser and such representatives, if any, have, prior to any sale to it, been given access and the opportunity to examine all material books and records of the Corporation, all material contracts and documents relating to this offering and an opportunity to ask questions of, and to receive answers from the Seller or any person acting on its behalf concerning the terms and conditions of this offering. The Purchaser and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operation of the Seller and materials relating to the offer and sale of the Units which have been requested. The Purchaser, and its advisors, if any, have received complete and satisfactory answers to any such inquiries.
           d. No Government Recommendation or Approval. The Purchaser understands that no Federal or State agency has passed on or made any recommendation or endorsement of the Units.

3.         Issuer Representations.

           a. Reporting Company Status. The Seller is a reporting issuer as defined by Rule 902 of Regulation S. The Seller is in full compliance, to the extent applicable, with all reporting obligations under wither Section 12(b), 12(g), or 15(d) of the Securities Act of 1934, as amended (the "Exchange Act"). The Seller has registered its common stock pursuant to Section 12 of the Exchange Act and the common stock trades on the OTC Electronic Bulletin Board.

           b.        Offshore Transaction.

                     i The Seller has not offered these securities to any person in the United States or to any U.S. person as that term is defined in Regulation S;
                     ii At the time the buy order was originated, the Seller and/or its agent reasonably believed the Purchaser was outside the United States and was not a U.S. person;
                     iii The Seller and/or its agents reasonably believe that the transaction has not been prearranged with a purchaser in the United States.

           c. No Directed Selling Efforts. In regard to this transaction, the Seller has not conducted any "direct selling efforts" as that term is defined in Rule 902 of Regulation S nor has the Seller conducted any general solicitation relating to the offer and sale of the Units within securities to persons resident within the United States or elsewhere.

4. Legends on Certificates. The transaction restriction in connection with this offer and sale restrict the Purchaser from offering and selling to U.S. persons, or for the account or benefit of a U.S. person, for a 1 year period. The rules require the placement of such a restrictive legend on share certificates. Rule 903 governs the 1 year transaction restriction.

5. Exemption; Reliance on Representations. The Purchaser understands that the offer and sale of the Units is not being registered under the 1933 Act. The Seller is relying on the rules governing offers and sales made outside the United States pursuant to Regulation S. Rules 901 through 905 of Regulation S govern this transaction.

6. Transfer Agent Instructions. The Seller's transfer agent will be instructed to issue one or more share certificates representing Units with a restrictive legend in the names of purchasers to be specified prior to the closing and that the Units have been issued pursuant to Regulation S. The Seller further warrants that no instructions have been given to the transfer agent and that these Units be freely transferable on the books and records of the Company subject to compliance with applicable securities laws.

7.         Stock  Delivery   Instructions.   The  share  certificates  shall  be
           delivered to the Purchaser on a delivery versus payment basis at such times and places to be mutually agreed.

8. Closing Date. The date of the issuance of the sale of the Units (the "Closing Date") shall be on or before May 11, 2000, or such other mutually agreed to time and place.

9. Conditions to the Company's Obligation to Sell. The Purchaser understands the Seller's obligation to sell the Units to the Purchaser is conditioned upon:

           a. The receipt and acceptance by the Seller of this Subscription Agreement for all the Units as evidenced by execution of this Subscription Agreement by the President or Vice President of the Seller;
           b. Delivery into the closing depository by the Purchaser of good funds as payment in full for the purchase of the Units;
           c. The shareholders of the Seller approving additional units to be authorized, if necessary, sufficient to satisfy the terms of this Agreement.

10. Conditions to the Purchaser's Obligation to Purchase. The Seller understands that the Purchaser's obligation to purchase the Units is conditioned upon:

           a. Acceptance by the Purchaser of a satisfactory Subscription Agreement for the sale of the Units;
           b.        Delivery of Units of common stock with restrictive legend;
           c.        The  Purchaser's  determination,  in its sole and  absolute
                     discretion,   to  acquire   the  Units   pursuant  to  this
                     Agreement.

11. Governing Law. This Agreement shall be governed by and interpreted in accordance of the laws of the State of Delaware.

           IN WITNESS WHEREOF, This Securities Subscription Agreement was executed on the date first written below.

Dated at Providenciales, this 11th day of May, 2000.

EAGLECREST VENTURES LTD.

Per:         /s/ Graham Douglas
             ------------------
             Graham Douglas, President

Accepted this 11th day of May, 2000

DELTA CAPITAL TECHNOLOGIES, INC.

Per:       /s/ Paul Davis
           --------------
           Paul Davis, President

                                   EXHIBIT 4.7

                        SECURITIES SUBSCRIPTION AGREEMENT

This Securities Agreement is executed in reliance upon the transaction exemption afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended ("1933 Act").

This Agreement has been executed by the undersigned in connection with the private placement of units of Common Stock (hereinafter referred to as the "Units") of:

                               DELTA CAPITAL TECHNOLOGIES, INC.
                               Suite 255, 999 - 8th St. SW
                               Calgary, AB T2R 1J5 Canada

a corporation organized under the laws of the state of Delaware, USA, OTC Electronic Bulletin Board symbol (DCTG) (hereinafter referred to as the "Seller" or the "Company")

The Undersigned:
                               Eaglecrest Ventures Ltd.
                               PO Box 67, Providenciales,
                               Turks & Caicos Islands, BWI

a  resident  of  a  non  USA  jurisdiction   (hereinafter  referred  to  as  the
"Purchaser"), hereby represents and warrants to, and agrees with the Seller as follows:

1.         Agreement to Subscribe

           a. Purchase Price. The undersigned hereby subscribes for 500,000 Units, each Unit consisting of one common share and one share purchase warrant (the "Warrants") entitling the holder thereof to purchase an additional common share of the Company at US$1.00 per common share for a term of 2 years following closing of this transaction. The total consideration payable to the Company is $500,000 United States Dollars (the "Purchase Price").
           b. Form of Payment. The Purchaser shall pay the Purchase Price by delivering good funds in U.S. dollars to the designated depository for closing as determined by the Seller by delivery of securities versus payment.

2.         Subscriber  Representations;   Access  to  Information;   Independent
           Investigation.

           a. Offshore Transaction. The Purchaser represents and warrants to the Seller as follows:

                     i The Purchaser is not a U.S. person as defined under Regulation S;
                     ii At the time the buy order was originated, the Purchaser was outside the United States and is outside the United States as of the date of the execution and delivery of this Agreement;
                     iii The Purchaser is purchasing the Units for its own account and not on behalf of any U.S. person, and the sale has not been prearranged with a purchaser in the United States. Notwithstanding the contents of this paragraph, the Purchaser may purchase the subject Units under its own name or under the name of other Non U.S. persons as defined under Regulation S;

                     iv Each distributor participating in the offering of securities, if any, has agreed in writing that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending 1 year thereafter shall only be made in compliance with the safe harbor contained in Regulation S pursuant to registration of Units under the Securities Act of 1933 or pursuant to an exemption from registration;
                     v The Purchaser represents and warrants and hereby agrees that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending 1 year thereafter shall only be made in compliance with the safe harbor contained in Regulation S pursuant to registration of Units under the Securities Act of 1933 or pursuant to an exemption from registration, and all offers and sales after the expiration of the 1 year period shall be made only pursuant to such a registration or to such exemption from registration;
                     vi The Purchaser acknowledges that the Units have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons during a period commencing on the date of the transaction and ending 1 year thereafter unless the Units are registered under the Securities Act of 1933 or an exemption from the registration requirements is available;
                     vii The Purchaser acknowledges that the purchase of the Units involves a high degree of risk and further acknowledges that it can bear the economic risk of the purchase of the Units including the total loss of its investment;
                     viii The Purchaser understands that the Units are being offered and sold to it in reliance on specific exemptions from the registration requirements of the Federal and State securities laws and that the Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of the Purchaser set forth herein in order to determine the applicability of such exemptions and suitability of the Purchaser to acquire the Units.

           b. Current Public Information. The Purchaser acknowledges that the Purchaser has been furnished with or has acquired copies of the Company's most recent Annual Report on the Form 10-K files with the SEC and the Forms 10-Q and 8-K filed thereafter (collectively the "SEC Filings"), and other publicly available documents.

           c. Independent Investigation; Access. The Purchaser acknowledges that the Purchaser is making the decision to purchase the Units subscribed for, has relied upon Independent Investigations made by it and it's purchaser representatives, if any, and the Purchaser and such representatives, if any, have, prior to any sale to it, been given access and the opportunity to examine all material books and records of the Corporation, all material contracts and documents relating to this offering and an opportunity to ask questions of, and to receive answers from the Seller or any person acting on its behalf concerning the terms and conditions of this offering. The Purchaser and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operation of the Seller and materials relating to the offer and sale of the Units which have been requested. The Purchaser, and its advisors, if any, have received complete and satisfactory answers to any such inquiries.

           d. No Government Recommendation or Approval. The Purchaser understands that no Federal or State agency has passed on or made any recommendation or endorsement of the Units.

3.         Issuer Representations.

           a. Reporting Company Status. The Seller is a reporting issuer as defined by Rule 902 of Regulation S. The Seller is in full compliance, to the extent applicable, with all reporting obligations under wither Section 12(b), 12(g), or 15(d) of the Securities Act of 1934, as amended (the "Exchange Act"). The Seller has registered its common stock pursuant to Section 12 of the Exchange Act and the common stock trades on the OTC Electronic Bulletin Board.

           b.        Offshore Transaction.

                     i The Seller has not offered these securities to any person in the United States or to any U.S. person as that term is defined in Regulation S;
                     ii At the time the buy order was originated, the Seller and/or its agent reasonably believed the Purchaser was outside the United States and was not a U.S. person;
                     iii The Seller and/or its agents reasonably believe that the transaction has not been prearranged with a purchaser in the United States.

           c. No Directed Selling Efforts. In regard to this transaction, the Seller has not conducted any "direct selling efforts" as that term is defined in Rule 902 of Regulation S nor has the Seller conducted any general solicitation relating to the offer and sale of the Units within securities to persons resident within the United States or elsewhere.

4. Legends on Certificates. The transaction restriction in connection with this offer and sale restrict the Purchaser from offering and selling to U.S. persons, or for the account or benefit of a U.S. person, for a 1 year period. The rules require the placement of such a restrictive legend on share certificates. Rule 903 governs the 1 year transaction restriction.

5. Exemption; Reliance on Representations. The Purchaser understands that the offer and sale of the Units is not being registered under the 1933 Act. The Seller is relying on the rules governing offers and sales made outside the United States pursuant to Regulation S. Rules 901 through 905 of Regulation S govern this transaction.

6. Transfer Agent Instructions. The Seller's transfer agent will be instructed to issue one or more share certificates representing Units with a restrictive legend in the names of purchasers to be specified prior to the closing and that the Units have been issued pursuant to Regulation S. The Seller further warrants that no instructions have been given to the transfer agent and that these Units be freely transferable on the books and records of the Company subject to compliance with applicable securities laws.

7.         Stock  Delivery   Instructions.   The  share  certificates  shall  be
           delivered to the Purchaser on a delivery versus payment basis at such times and places to be mutually agreed.

8. Closing Date. The date of the issuance of the sale of the Units (the "Closing Date") shall be on or before July 6, 2000, or such other mutually agreed to time and place.

9. Conditions to the Company's Obligation to Sell. The Purchaser understands the Seller's obligation to sell the Units to the Purchaser is conditioned upon:

           a. The receipt and acceptance by the Seller of this Subscription Agreement for all the Units as evidenced by execution of this Subscription Agreement by the President or Vice President of the Seller;
           b. Delivery into the closing depository by the Purchaser of good funds as payment in full for the purchase of the Units;
           c. The shareholders of the Seller approving additional units to be authorized, if necessary, sufficient to satisfy the terms of this Agreement.

10. Conditions to the Purchaser's Obligation to Purchase. The Seller understands that the Purchaser's obligation to purchase the Units is conditioned upon:

           a. Acceptance by the Purchaser of a satisfactory Subscription Agreement for the sale of the Units;
           b.        Delivery of Units of common stock with restrictive legend;
           c.        The  Purchaser's  determination,  in its sole and  absolute
                     discretion,   to  acquire   the  Units   pursuant  to  this
                     Agreement.

11. Governing Law. This Agreement shall be governed by and interpreted in accordance of the laws of the State of Delaware.

           IN WITNESS WHEREOF, This Securities Subscription Agreement was executed on the date first written below.

Dated at Providenciales, this 6th day of July, 2000.

EAGLECREST VENTURES LTD.

Per:         /s/ Graham Douglas
             ------------------
             Graham Douglas, President

Accepted this 6th day of July, 2000

DELTA CAPITAL TECHNOLOGIES, INC.

Per:       /s/ Paul Davis
           --------------
           Paul Davis, President

                                   EXHIBIT 4.8

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT

This Offshore Securities Agreement is executed in reliance upon the transaction exemption afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended ("1933 Act")

           This Agreement has been executed by the undersigned in connection with the private placement of shares of Common Stock (hereinafter referred to as the "Shares") of

                     DELTA CAPITAL TECHNOLOGIES, INC.
                     Suite 255, 999 - 8th St. SW
                     Calgary, AB T2R 1J5 Canada

a corporation organized under the laws of the state of Delaware, USA, OTC Electronic Bulletin Board symbol (DCTG) (hereinafter referred to as the "Seller")

The Undersigned:
                               Interward Capital Corporation
                               Canada Trust Tower - BCE Place, PO Box 520
                               161 Bay Street - Suite 3610
                               Toronto, Ontario  M5J 2S1

a  resident  of  a  non  USA  jurisdiction   (hereinafter  referred  to  as  the
"Purchaser"), hereby represents and warrants to, and agrees with the Seller as follows:

1.         Agreement to Subscribe

            a. Purchase Price. The undersigned hereby subscribes for 100,000 common shares in the capital of the Seller (the "Shares") at $2.00 per share payable in U.S. Dollars for a total consideration of $200,000 dollars ($US) (the "Purchase Price").

            b. Form of Payment. The Purchaser shall pay the Purchase Price by delivering good funds in U.S. dollars to the designated depository for closing as determined by the Seller by delivery of securities versus payment.

2.         Subscriber  Representations;   Access  to  Information;   Independent
           Investigation.

            a. Offshore Transaction. The Purchase represents and warrants to the Seller as follows:

                      i The Purchaser is not a U.S. person as defined under Regulation S;

                      ii At the time the buy order was originated, the Purchaser was outside the United States and is outside the United States as of the date of the execution and delivery of this Agreement;

                      iii The Purchaser is purchasing the Shares for its own account and not on behalf of any U.S. person, and the sale has not been prearranged with a purchaser in the United States. Notwithstanding the contents of this paragraph, the Purchaser may purchase the subject shares under its own name or under the name of other Non U.S. persons as defined under Regulation S;

                      iv Each distributor participating in the offering of securities, if any, has agreed in writing that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending 1 year thereafter shall only be made in compliance with the safe harbor contained in Regulation S pursuant to registration of Shares under the Securities Act of 1933 or pursuant to an exemption from registration;

                     v The Purchase represents and warrants and hereby agrees that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending 1 year thereafter shall only be made in compliance with the safe harbor contained in Regulation S pursuant to registration of Shares under the Securities Act of 1933 or pursuant to an exemption from registration, and all offers and sales after the expiration of the 1 year period shall be made only pursuant to such a registration or to such exemption from registration;

                     vi The Purchaser acknowledges that the Shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons during a period commencing on the date of the transaction and ending 1 year thereafter unless the Shares are registered under the Securities Act of 1933 or an exemption from the registration requirements is available;

                     vii The Purchaser acknowledges that the purchase of the Shares involves a high degree of risk and further acknowledges that it can bear the economic risk of the purchase of the Shares including the total loss of its investment;

                     viii The Purchaser understands that the Shares are being offered and sold to it in reliance on specific exemptions from the registration requirements of the Federal and State securities laws and that the Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of the Purchaser set forth herein in order to determine the applicability of such exemptions and suitability of the Purchaser to acquire the Shares.

           b. Current Public Information. The Purchaser acknowledges that the Purchaser has been furnished with or has acquired copies of the Company's most recent Annual Report on the Form 10-K files with the SEC and the Forms 10-Q and 8-K filed thereafter (collectively the "SEC Filings"), and other publicly available documents.

           c. Independent Investigation; Access. The Purchaser acknowledges that the Purchaser is making the decision to purchase the Shares subscribed for, has relied upon Independent Investigations made by it and it's purchaser representatives, if any, and the Purchaser and such representatives, if any, have, prior to any sale to it, been given access and the opportunity to examine all material books and records of the Corporation, all material contracts and documents relating to this offering and an opportunity to ask questions of, and to receive answers from the Seller or any person acting on its behalf concerning the terms and conditions of this offering. The Purchaser and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operation of the Seller and materials relating to the offer and sale of the Shares which have been requested. The Purchaser , and its advisors, if any, have received complete and satisfactory answers to any such inquiries.

           d. No Government Recommendation or Approval. The Purchaser understands that no Federal or State agency has passed on or made any recommendation or endorsement of the Shares.

3.         Issuer Representations.

           a. Reporting Company Status. The Seller is a reporting issuer as defined by Rule 902 of Regulation S. The Seller is in full compliance, to the extent applicable, with all reporting obligations under wither Section 12(b), 12(g), or 15(d) of the Securities Act of 1934, as amended (the "Exchange Act"). The Seller has registered its common stock pursuant to Section 12 of the Exchange Act and the common stock trades on the OTC Electronic Bulletin Board.

           b.        Offshore Transaction.

                     i The Seller has not offered these securities to any person in the United States or to any U.S. person as that term is defined in Regulation S;

                     ii At the time the buy order was originated, the Seller and/or its agent reasonably believed the Purchaser was outside the United States and was not a U.S. person;

                     iii The Seller and/or its agents reasonably believe that the transaction has not been prearranged with a purchaser in the United States.

           c. No Directed Selling Efforts. In regard to this transaction, the Seller has not conducted any "direct selling efforts" as that term is defined in Rule 902 of Regulation S nor has the Seller conducted any general solicitation relating to the offer and sale of the Shares within securities to persons resident within the United States or elsewhere.

4. Legends on Certificates. The transaction restriction in connection with this offshore offer and sale restrict the Purchaser from offering and selling to U.S. persons, or for the account or benefit of a U.S. person, for a 1 year period. The rules require the placement of such a restrictive legend on share certificates. Rule 903 governs the 1 year transaction restriction.

5. To the extent that the Purchaser is a resident of Ontario the Purchaser is purchasing the Shares under the exemption from prospectus requirements available under section 72(1)(d) of the
            Ontario  Securities  Act  which  provides  that the  Purchaser  must
            purchase  as  Principal   and  the  trade  must  have  an  aggregate
            acquisition  cost of not  less  than  $150,000.  Under  the  Ontario

           Securities Act the Shares purchased will be subject to restrictions on resale within Ontario until such time as:

            a) the appropriate "hold period" has been satisfied and the Purchaser has complied with other applicable requirements, including the filing of appropriate reports pursuant to applicable securities legislation;

            b) a further statutory exemption may be relied upon by the Purchaser; or

            c) an appropriate discretionary order is obtained pursuant to applicable securities laws.

           Since the Seller's not a reporting issuer in the Province of Ontario, the applicable hold period may never expire, and if no further statutory exemption may be relied upon and if no discretionary order or ruling is obtained this could result in the Purchaser having to hold the Shares for an indefinite period of time. Pursuant to the Ontario Securities Act a restrictive legend will be placed on the certificate representing the Shares which reflect the above referenced hold period.

6. Exemption; Reliance on Representations. The Purchaser understands that the offer and sale of the Shares is not being registered under the 1933 Act. The Seller is relying on the rules governing offers and sales made outside the United States pursuant to Regulation S. Rules 901 through 905 of Regulation S govern this transaction.

7. Transfer Agent Instructions. The Seller's transfer agent will be instructed to issue one or more share certificates representing Shares with a restrictive legend in the names of purchasers to be specified prior to the closing and that the Shares have been issued pursuant to Regulation S. The Seller further warrants that no instructions have been given to the transfer agent and that these shares be freely transferable on the books and records of the Company subject to compliance with applicable securities laws.

8.          Stock   Delivery  Instructions.  The share   certificates  shall  be
            delivered to the Purchaser on a delivery versus payment basis at such times and places to be mutually agreed.

9.          Closing  Date.   The date  of the issuance of the sale of the Shares
            (the "Closing Date") shall be on or before March 16, 2000, or such other mutually agreed to time and place.

10.         Conditions  to   the   Company's  Obligation to Sell.  The Purchaser
            understands the Seller's obligation to sell the Shares to the Purchaser is conditioned upon:

            a. The receipt and acceptance by the Seller of this Subscription Agreement for all the Shares as evidenced by execution of this Subscription Agreement by the President or Vice President of the Seller;

            b. Delivery into the closing depository by the Purchaser of good funds as payment in full for the purchase of the Shares;

            c. The shareholders of the Seller approving additional shares to be authorized, if necessary, sufficient to satisfy the terms of this Agreement.

11. Conditions to the Purchaser's Obligation to Purchase. The Seller understands that the Purchaser's obligation to purchase the Shares is conditioned upon:

            a. Acceptance by the Purchaser of a satisfactory Subscription Agreement for the sale of the Shares;

            b.  Delivery of Shares of common stock with restrictive legend;

            c.  The  Purchaser's   determination,   in  its  sole  and  absolute
                discretion, to acquire the Shares pursuant to this Agreement.

12. Governing Law. This Agreement shall be governed by and interpreted in accordance of the laws of the State of Delaware.

           IN WITNESS WHEREOF, This Offshore Securities Subscription Agreement was executed on the date first written below.


Dated at Toronto, Ontario, this 16th day of March, 2000

INTERWARD CAPITAL CORPORATION


Per:         /s/ Andrew Best
             ---------------------------------------
             (Authorized Signatory)

Title: President

Accepted this 16th day of March, 2000

DELTA CAPITAL TECHNOLOGIES, INC.


Per:       /s/ Paul Davis
           -----------------------------------------
           Paul Davis, President

                                   EXHIBIT 4.9

                            2000 STOCK OPTION PLAN OF



                        DELTA CAPITAL TECHNOLOGIES, INC.

                                  May 30, 2000






                             A Delaware Corporation














May 30, 2000
As approved by the Board of Directors
June 9, 2000

                              STOCK OPTION PLAN OF
                        DELTA CAPITAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                   Page No.


PURPOSE OF THE PLAN...................................................1

TYPES OF STOCK OPTIONS................................................1

DEFINITIONS...........................................................1

ADMINISTRATION OF THE PLAN............................................2

GRANT OF OPTIONS......................................................3

STOCK SUBJECT TO PLAN.................................................3

TERMS AND CONDITIONS OF OPTIONS.......................................4

TERMINATION OR AMENDMENT OF THE PLAN..................................8

INDEMNIFICATION.......................................................8

EFFECTIVE DATE AND TERM OF THE PLAN...................................9

                              STOCK OPTION PLAN OF
                        DELTA CAPITAL TECHNOLOGIES, INC.

                             A Delaware Corporation

--------------------------------------------------------------------------------

1. PURPOSE OF THE PLANPURPOSE OF THE PLANPURPOSE OF THE PLANPURPOSE OF THE PLANPURPOSE OF THE PLANPURPOSE OF THE PLANPURPOSE OF THE PLANPURPOSE OF THE PLANPURPOSE OF THE PLANPURPOSE OF THE PLAN

The purpose of this Plan is to strengthen Delta Capital Technologies, Inc. (hereinafter the "Company") by providing incentive stock options as a means to attract, retain and motivate key corporate personnel, through ownership of stock of the Company, and to attract individuals of outstanding ability to render services to and enter the employment of the Company or its subsidiaries.

2. TYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONSTYPES OF STOCK OPTIONS

There shall be two types of Stock Options (referred to herein as "Options" without distinction between such different types) that may be granted under this
Plan: (1) Options intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code ("Qualified Stock Options"), and (2) Options not specifically authorized or qualified for favorable income tax treatment under the Internal Revenue Code ("Non-Qualified Stock Options").

3.         DEFINITIONS

The following definitions are applicable to the Plan:

            (1)  Board. The Board of Directors of the Company.

            (2) Code. The Internal Revenue Code of 1986, as amended from time to time.

            (3)  Common Stock. The shares of Common Stock of the Company.

            (4)  Company.   Delta   Capital   Technologies,   Inc.,  a  Delaware
                 corporation.

            (5) Consultant. An individual or entity that renders professional services to the Company as an independent contractor and is not an employee or under the direct supervision and control of the Company.

            (6) Disabled or Disability. For the purposes of Section 7, a disability of the type defined in Section 22(e)(3) of the Code. The determination of whether an individual is Disabled or has a Disability is determined under procedures established by the Plan Administrator for purposes of the Plan.

            (7) Fair Market Value. For purposes of the Plan, the "fair market value" per share of Common Stock of the Company at any date shall be: (a) if the Common Stock is listed on an established stock exchange or exchanges or the NASDAQ National Market, the closing price per share on the last trading day immediately preceding such date on the principal exchange on which it is traded or as reported by NASDAQ; or (b) if the Common Stock is not then listed on an exchange or the NASDAQ National Market, but is quoted on the NASDAQ Small Cap Market, the NASDAQ electronic bulletin board or the National Quotation Bureau pink sheets, the average of the closing bid and asked prices per share for the Common Stock as quoted by NASDAQ or the National Quotation Bureau, as the case may be, on the last trading day immediately preceding such date; or (c) if the Common Stock is not then listed on an exchange or the NASDAQ National Market, or quoted by NASDAQ or the National Quotation Bureau, an amount determined in good faith by the Plan Administrator.

            (8) Incentive Stock Option. Any Stock Option intended to be and designated as an "incentive stock option" within the meaning of
                 Section 422 of the Code.

            (9) Non-Qualified Stock Option. Any Stock Option that is not an Incentive Stock Option.

            (10) Optionee. The recipient of a Stock Option.

            (11) Plan  Administrator.  The board or the Committee  designated by the Board pursuant to Section 4 to administer and interpret the terms of the Plan.

            (12) Stock  Option.  Any option to purchase  shares of Common  Stock granted pursuant to Section 7.


4.         ADMINISTRATION OF THE PLAN

This Plan shall be administered by the Board of Directors or by a Compensation Committee (hereinafter the "Committee") composed of members selected by, and serving at the pleasure of, the Board of Directors (the "Plan Administrator"). Subject to the provisions of the Plan, the Plan Administrator shall have authority to construe and interpret the Plan, to promulgate, amend, and rescind rules and regulations relating to its administration, to select, from time to time, among the eligible employees and non-employee consultants (as determined pursuant to Section 5) of the Company and its subsidiaries those employees and consultants to whom Stock Options will be granted, to determine the duration and manner of the grant of the Options, to determine the exercise price, the number of shares and other terms covered by the Stock Options, to determine the duration and purpose of leaves of absence which may be granted to Stock Option holders without constituting termination of their employment for purposes of the Plan, and to make all of the determinations necessary or advisable for administration of the Plan. The interpretation and construction by the Plan Administrator of any provision of the Plan, or of any agreement issued and executed under the Plan, shall be final and binding upon all parties. No member of the Committee or Board shall be liable for any action or determination undertaken or made in good faith with respect to the Plan or any agreement executed pursuant to the Plan.

All of the members of the Committee shall be persons who, in the opinion of counsel to the Company, are outside directors and "non-employee directors" within the meaning of Rule 16b-3(b)(3)(i) promulgated by the Securities and Exchange Commission. From time to time, the Board may increase or decrease the size of the Committee, and add additional members to, or remove members from, the Committee. The Committee shall act pursuant to a majority vote, or the written consent of a majority of its members, and minutes shall be kept of all of its meetings and copies thereof shall be provided to the Board. Subject to the provisions of the Plan and the directions of the Board, the Committee may establish and follow such rules and regulations for the conduct of its business as it may deem advisable.

At the option of the Board, the entire Board of Directors of the Company may act as the Plan Administrator during such periods of time as all members of the Board are "outside directors" as defined in Prop. Treas. Regs. '1.162-27(e)(3), except that this requirement shall not apply during any period of time prior to the date the Company's Common Stock becomes registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

5.         GRANT   OF    OPTIONSGRANT    OF    OPTIONSGRANT   OF OPTIONSGRANT OF
           OPTIONSGRANT   OF   OPTIONSGRANT   OF OPTIONSGRANT OF OPTIONSGRANT OF
           OPTIONSGRANT OF OPTIONSGRANT OF OPTIONS

The Company is hereby  authorized to grant Incentive Stock Options as defined in section 422 of the Code to any employee or director (including any officer or director who is an employee) of the Company, or of any of its subsidiaries; provided, however, that no person who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, or any of its parent or subsidiary corporations, shall be eligible to receive an Incentive Stock Option under the Plan unless at the time such Incentive Stock Option is granted the Option price is at least 110% of the fair market value of the shares subject to the Option, and such Option by its terms is not exercisable after the expiration of five years from the date such Option is granted.

An employee may receive more than one Option under the Plan. Non-Employee Directors shall be eligible to receive Non-Qualified Stock Options in the discretion of the Plan Administrator. In addition, Non-Qualified Stock Options may be granted to Consultants who are selected by the Plan Administrator.

6.         STOCK SUBJECT TO PLAN

The stock available for grant of Options under the Plan shall be shares of the Company's authorized but unissued, or reacquired, Common Stock. Subject to adjustment as provided herein, the maximum aggregate number of shares of the Company's common stock that may be optioned and sold under the Plan is _________ shares. The maximum aggregate number of shares of the Company's common stock that may be optioned and sold under the Plan will be increased effective the first day of each of the Company's fiscal quarters, beginning with the fiscal quarter commencing January 1, 2001, by an amount equal to the lesser of:

     (1) The number of shares which is equal to 15% of the outstanding shares of the Common Stock on the first day of the applicable fiscal quarter, less the number of shares of Common Stock which may be optioned and sold under the Plan prior to the first day of the applicable fiscal quarter; and

     (2) a lesser number of shares of Common Stock determined by the board of directors of the Company.

The maximum number of shares for which an Option may be granted to any Optionee during any calendar year shall not exceed three percent (3%) of the issued and outstanding common shares of the Company. In the event that any outstanding Option under the Plan for any reason expires or is terminated, the shares of Common Stock allocable to the unexercised portion of the Option shall again be available for Options under the Plan as if no Option had been granted with regard to such shares.

7.         TERMS AND CONDITIONS OF

Options granted under the Plan shall be evidenced by agreements (which need not be identical) in such form and containing such provisions that are consistent with the Plan as the Plan Administrator shall from time to time approve. Such agreements may incorporate all or any of the terms hereof by reference and shall comply with and be subject to the following terms and conditions:

     (1) Number of Shares. Each Option agreement shall specify the number of shares subject to the Option.

     (2) Option Price. The purchase price for the shares subject to any Option shall be determined by the Plan Administrator at the time of the grant, but shall not be less than 85% of Fair Market Value per share. Anything to the contrary notwithstanding, the purchase price for the shares subject to any Incentive Stock Option shall not be less than 100% of the Fair Market Value of the shares of Common Stock of the Company on the date the Stock Option is granted. In the case of any Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, or any of its parent or subsidiary corporations, the Option price shall not be less than 110% of the Fair Market Value per share of the Common Stock of the Company on the date the Option is granted. For purposes of determining the stock ownership of an employee, the attribution rules of Section 424(d) of the Code shall apply.

     (3) Notice and Payment. Any exercisable portion of a Stock Option may be exercised only by: (a) delivery of a written notice to the Company prior to the time when such Stock Option becomes unexercisable herein, stating the number of shares bring purchased and complying with all applicable rules established by the Plan Administrator; (b) payment in full of the exercise price of such Option by, as applicable, delivery of: (i) cash or check for an amount equal to the aggregate Stock Option exercise price for the number of shares being purchased, (ii) in the discretion of the Plan Administrator, upon such terms as the Plan Administrator shall approve, a copy of instructions to a broker directing such broker to sell the Common Stock for which such Option is exercised, and to remit to the Company the aggregate exercise price of such Stock Option (a "cashless exercise"), or (iii) in the discretion of the Plan Administrator, upon such terms as the Plan Administrator shall approve, shares of the Company's Common Stock owned by the Optionee, duly endorsed for transfer to the Company, with a Fair Market Value on the date of delivery equal to the aggregate purchase price of the shares with respect to which such Stock Option or portion is thereby exercised (a "stock-for-stock exercise"); (c) payment of the amount of tax required to be withheld (if any) by the Company, or any parent or subsidiary corporation as a result of the exercise of a Stock Option. At the discretion of the Plan Administrator, upon such terms as the Plan Administrator shall approve, the Optionee may pay all or a portion of the tax withholding by: (i) cash or check payable to the Company, (ii) a cashless exercise, (iii) a stock-for-stock exercise, or
         (iv) a combination of one or more of the foregoing payment methods; and
         (d) delivery of a written notice to the Company requesting that the Company direct the transfer agent to issue to the Optionee (or his designee) a certificate for the number of shares of Common Stock for which the Option was exercised or, in the case of a cashless exercise, for any shares that were not sold in the cashless exercise. Notwithstanding the foregoing, the Company, in its sole discretion, may extend and maintain, or arrange for the extension and maintenance of credit to any Optionee to finance the Optionee's purchase of shares pursuant to the exercise of any Stock Option, on such terms as may be approved by the Plan Administrator, subject to applicable regulations of the Federal Reserve Board and any other laws or regulations in effect at the time such credit is extended.

     (4) Terms of Option. No Option shall be exercisable after the expiration of the earliest of: (a)
         ten years after the date the Option is granted, (b) three Months after the date the Optionee's employment with the Company and its subsidiaries terminates, or a Non-Employee Director or Consultant ceases to provide services to the Company, if such termination or cessation is for any reason other than Disability or death, (c) one year after the date the Optionee's employment with the Company, and its subsidiaries, terminates, or a Non-Employee Director or Consultant ceases to provide services to the Company, if such termination or cessation is a result of death or Disability; provided, however, that the Option agreement for any Option may provide for shorter periods in each of the foregoing instances. In the case of an Incentive Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, or any of its parent or subsidiary corporations, the term set forth in (a) above shall not be more than five years after the date the Option is granted.

     (5) Exercise of an Option. No Option shall be exercisable during the lifetime of an Optionee by any person other than the Optionee. Subject to the foregoing, the Plan Administrator shall have the power to set the time or times within which each Option shall vest or be exercisable and to accelerate the time or times of vesting and exercise; provided, however each Option shall provide the right to exercise at the rate of at least 20% per year over five years from the date the Option is granted. Unless otherwise provided by the Plan Administrator, each Option will not be subject to any vesting requirements. To the extent that an Optionee has the right to exercise an Option and purchase shares pursuant hereto, the Option may be exercised from time to time by written notice to the Company, stating the number of shares being purchased and accompanied by payment in full of the exercise price for such shares.

     (6) No Transfer of Option. No Option shall be transferable by an Optionee otherwise than by will or the laws of descent and distribution.

     (7) Limit on Incentive Stock Option. The aggregate Fair Market Value (determined at the time the Option is granted) of the stock with respect to which an Incentive Stock Option is granted and exercisable for the first time by an Optionee during any calendar year (under all Incentive Stock Option plans of the Company and its subsidiaries) shall not exceed $100,000. To the extent the aggregate Fair Market Value (determined at the time the Stock Option is granted) of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by an Optionee during any calendar year (under all Incentive Stock Option plans of the Company and any parent or subsidiary corporations) exceeds $100,000, such Stock Options shall be treated as Non-Qualified Stock Options. The determination of which Stock Options shall be treated as Non-Qualified Stock Options shall be made by taking Stock Options into account in the Order in which they were granted.

     (8) Restriction on Issuance of Shares. The issuance of Options and shares shall be subject to compliance with all of the applicable requirements of law with respect to the issuance and sale of securities, including, without limitation, any required qualification under state securities laws. If an Optionee acquires shares of Common Stock pursuant to the exercise of an Option, the Plan Administrator, in its sole discretion, may require as a condition of issuance of shares covered by the Option that the shares of Common Stock be subject to restrictions on transfer. The Company may place a legend on the share certificates reflecting the fact that they are subject to restrictions on transfer pursuant to the terms of this Section. In addition, the Optionee may be required to execute a buy-sell agreement in favor of the Company or its designee with respect to all or any of the shares so acquired. In such event, the terms of any such agreement shall apply to the optioned shares.

     (9) Investment Representation. Any Optionee may be required, as a condition of issuance of shares covered by his or her Option, to represent that the shares to be acquired pursuant to exercise will be acquired for investment and without a view toward distribution thereof, and in such case, the Company may place a legend on the share certificate(s) evidencing the fact that they were acquired for investment and cannot be sold or transferred unless registered under the Securities Act of 1933, as amended, or unless counsel for the Company is satisfied that the circumstances of the proposed transfer do not require such registration.

     (10)Rights as a Shareholder or Employee. An Optionee or transferee of an Option shall have no right as a stockholder of the Company with respect to any shares covered by any Option until the date of the issuance of a share certificate for such shares. No adjustment shall be made for dividends (Ordinary or extraordinary, whether cash, securities, or other property), or distributions or other rights for which the record date is prior to the date such share certificate is issued, except as provided below. Nothing in the Plan or in any Option agreement shall confer upon any employee any right to continue in the employ of the Company or any of its subsidiaries or interfere in any way with any right of the Company or any subsidiary to terminate the Optionee's employment at any time.

     (11)No Fractional Shares. In no event shall the Company be required to issue fractional shares upon the exercise of an Option.

     (12)Exercise in the Event of Death. In the event of the death of the Optionee, any Option or unexercised portion thereof granted to the Optionee, to the extent exercisable by him or her on the date of death, may be exercised by the Optionee's personal representatives, heirs, or legatees subject to the provisions of paragraph (d) above.

     (13)Recapitalization or Reorganization of the Company. Except as otherwise provided herein, appropriate and proportionate adjustments shall be made (1) in the number and class of shares subject to the Plan, (2) to the Option rights granted under the Plan, and (3) in the exercise price of such Option rights, in the event that the number of shares of Common Stock of the Company are increased or decreased as a result of a stock dividend (but only on Common Stock), stock split, reverse stock split, recapitalization, reorganization, merger, consolidation, separation, or like change in the corporate or capital structure of the Company. In the event there shall be any other change in the number or kind of the outstanding shares of Common Stock of the Company, or any stock or other securities into which such common stock shall have been changed, or for which it shall have been exchanged, whether by reason of a complete liquidation of the Company or a merger, reorganization, or consolidation with any other corporation in which the Company is not the surviving corporation, or the Company becomes a wholly-owned subsidiary of another corporation, then if the Plan Administrator shall, in its sole discretion, determine that such change equitably requires an adjustment to shares of Common Stock currently subject to Options under the Plan, or to prices or terms of outstanding Options, such adjustment shall be made in accordance with such determination.

         To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustment shall be made by the Plan Administrator, the determination of which in that respect shall be final, binding, and conclusive. No right to purchase fractional shares shall result from any adjustment of Options pursuant to this Section. In case of any such adjustment, the shares subject to the Option shall he rounded down to the nearest whole share. Notice of any adjustment shall be given by the Company to each Optionee whose Options shall have been so adjusted and such adjustment (whether or not notice is given) shall be effective and binding for all purposes of the Plan.

         In the event of a complete liquidation of the Company or a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation, or the Company becomes a wholly-owned subsidiary of another corporation, any unexercised Options granted under the Plan shall be deemed cancelled unless the surviving corporation in any such merger, reorganization, or consolidation elects to assume the Options under the Plan or to issue substitute Options in place thereof; provided, however, that notwithstanding the foregoing, if such Options would be cancelled in accordance with the foregoing, the Optionee shall have the right exercisable during a ten-day period ending on the fifth day prior to such liquidation, merger, or consolidation to exercise such Option in whole or in part without regard to any installment exercise provisions in the Option agreement.

         (14) Modification, Extension and Renewal of Options. Subject to the terms and conditions and within the limitations of the Plan, the Plan Administrator may modify, extend or renew outstanding options granted under the Plan and accept the surrender of outstanding Options (to the extent not theretofore exercised). The Plan Administrator shall not, however, without the approval of the Board, modify any outstanding Incentive Stock Option in any manner that would cause the Option not to qualify as an Incentive Stock Option within the meaning of Section 422 of the Code. Notwithstanding the foregoing, no modification of an Option shall, without the consent of the Optionee, alter or impair any rights of the Optionee under the Option.

         (15) Other Provisions. Each Option may contain such other terms, provisions, and conditions not inconsistent with the Plan as may be determined by the Plan Administrator.

8. TERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLANTERMINATION OR AMENDMENT OF THE PLAN

The Board may at any time terminate or amend the Plan; provided that, without approval of the holders of a majority of the shares of Common Stock of the Company represented and voting at a duly held meeting at which a quorum is present or the written consent of a majority of the outstanding shares of Common Stock, there shall be (except by operation of the provisions provided above) no increase in the total number of shares covered by the Plan, no change in the class of persons eligible to receive options granted under the Plan, no reduction in the exercise price of Options granted under the Plan, and no extension of the latest date upon which Options may be exercised; and provided further that, without the consent of the Optionee, no amendment may adversely affect any then outstanding Option or any unexercised portion thereof.

9.         INDEMNIFICATIONINDEMNIFICATIONINDEMNIFICATIONINDEMNIFICATIONINDEMNIFI
           CATIONINDEMNIFICATIONINDEMNIFICATIONINDEMNIFICATIONINDEMNIFICATIONIND
           EMNIFICATION

In addition to such other rights of indemnification as they may have as members of the Board Committee that administers the Plan, the members of the Plan Administrator shall be indemnified by the Company against reasonable expense, including attorney's fees, actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein to which they, or any of them, may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder, and against any and all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company). In addition, such members shall be indemnified by the Company for any amount paid by them in satisfaction of a judgment in any action, suit, or proceeding, except in relation to matters as to which it shall have been adjudged that such member is liable for negligence or misconduct in the performance of his or her duties, provided however that within 60 days after institution of any such action, suit, or proceeding, the member shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.

10. EFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLANEFFECTIVE DATE AND TERM OF THE PLAN

This Plan shall become effective (the "Effective Date") on the date of adoption by the board of directors. Options granted under the Plan prior to shareholder approval are subject to cancellation by the Plan Administrator if shareholder approval is not obtained within 12 months of the date of adoption. Unless sooner terminated by the Board in its sole discretion, this Plan will expire on December 31, 2009.

IN WITNESS WHEREOF, the Company by its duly authorized officer, has caused this Plan to be executed as of the 30th day of May, 2000.

DELTA CAPITAL TECHNOLOGIES, INC.

/s/ Michael Horsey
By:        Michael Horsey
Its:       Chairman

                                  EXHIBIT 10.14

                        DELTA CAPITAL TECHNOLOGIES, INC.
                         Suite 255, 999 - 8th Street SW
                               Calgary, AB T2R 1J5
                     Tel. (403) 244-7300 Fax. (403) 244-7211



                                                                  May 12, 2000



Mr. Paul Davis
3 Stratton Place SW
Calgary, AB  T3H 1T6

                       RE: Settlement of Outstanding Debts

Dear Paul:

Further to our discussions over the past two weeks concerning outstanding indebtedness owed by our company to you on account of expenses and advances made and incurred by you on our behalf since incorporation, we write to confirm our agreement whereby you will accept the sum of $60,000 in full satisfaction of all amounts owing by our company to you in this respect.

Kindly indicate your agreement to the above terms by signing below and returning a copy of this letter.

Yours truly,

DELTA CAPITAL TECHNOLOGIES, INC.


/s/ Michael Horsey
Michael Horsey
Chairman


ACCEPTED AND AGREED TO THIS 12th day of May, 2000

/s/ Paul Davis
--------------------------------------------------------------
Paul Davis

                                  EXHIBIT 10.15

Delta Capital Technologies Inc.                                  April 17, 2000
Suite 806 - 1904 Third Avenue
Seattle, Washington  98101

Attention:           Mr. Michael Horsey
                     Chairman


Dear Sirs:           RE:       In House Legal Counsel Services Agreement

Thank  you  for   the  opportunity   to  act as In  House Legal Counsel to Delta
Capital  Technologies  Inc. by submitting  this proposal for services.

Scope.  The scope of my duties as In House Legal Counsel will be:

1. Advise on general corporate and contractual matters involving Delta Capital, including relationship agreements, joint venture/partnerships, leases, employment contracts, licensing agreements, royalty agreements and such other contracts as Delta Capital my become involved in from time to time.

2. Assist in negotiating/documenting joint venture/partnership opportunities with other entities involved in the e-Business applications distribution network.

3. Liaise with and instruct professional advisors to Delta Capital respecting structure, terms and conditions of all contractual arrangements for any development opportunity including legal, accounting, tax, lobby and other areas, as and when may be required by Delta Capital;

4. Liaise with other members of the Delta Capital Executive Team on corporate initiatives involving a commitment or obligation for Delta Capital;

5. Report to the Chairman of the Board.

Term.      Month to month commencing May 1, 2000


Fees.

The fee for my In House Counsel Services hereunder will be $ 3,000 per month payable on the first of May and the same date each month thereafter..

Stock Options: I will be entitled to participate in Delta Capital's Executive Stock Option Program and will be granted an option to purchase 25,000 shares in the capital of Delta Capital at a price of $US 2.00 per share, subject to regulatory approval, and subject to approval of the Company's 2000 Stock Option Plan by the Board of Directors of the Company.

Expenses. Reasonable expenses incurred in fulfilling my duties hereunder will be reimbursed by Delta Capital upon presentation.

Other:     The following will apply throughout the term of this agreement:

1. The association shall be considered as a fee consultant/client relationship, wherein the consultant may represent himself as In House Legal Counsel of Delta Capital at its direction, but will not be considered as or represent himself as an employee of Delta Capital or associated entities and will have no authority to bind Delta Capital.

2. All conversations, memos, files, data or other information acquired and/or shared during the course of this study that are confidential to Delta Capital, including this agreement will be treated as confidential and will not be transmitted to other parties without prior mutual consent.
3. I have advised you that I carry on business in my own law firm, as well as a business consultant and am active in advising clients on various matters. My work hereunder will not prevent me from acting in that capacity unless there is a conflict involved.
4. After three months of service under this contract, Delta Capital will review it needs for in house counsel services to determine if an increase in my involvement is warranted at that time with a view to considering full time employment in this capacity. If such is the case, an appropriate employment contract would be entered into at that time.

           If this proposal is acceptable please sign below and fax back a copy to me at 1.604.985.4472 and I will provide your office with particulars for the first fee payment. Again, I sincerely look forward to assisting Delta Capital in its expansion endeavors.

Yours very truly,

/s/ Bernie J. Malach
Bernie J. Malach


ACCEPTED AND AGREED TO this 28th day of April, 2000

DELTA CAPITAL TECHNOLOGIES INC.


/s/ Michael Horsey
Michael Horsey, Chairman

                                  EXHIBIT 10.16

Delta Capital Technologies Inc.                                July 24, 2000
Suite 806 - 1904 Third Avenue
Seattle, Washington  98101

Attention:           Mr. Michael Horsey
                     Chairman

Dear Sirs:           RE:       Chief Financial Officer Services Agreement

Thank  you for the  opportunity  to act as Chief  Financial  Officer  for  Delta
Capital Technologies Inc. on the terms outlined in this letter, which when accepted by you will constitute the agreement between Delta Capital Technologies ("Delta Capital") and Lawrence P. Tombari ("Tombari").

Scope. The scope of my duties as acting Chief Financial Officer and expending in the order of 70-80 hours per month, providing the following services:

1. Advise on general financial matters involving Delta Capital  as requested;
2. Examine existing financial operational controls, reporting, and resources and make recommendations for financial management of Delta Capital;
3. Liaise  with   other   members  of  the  Delta  Capital  Executive  Team   on
corporate initiatives involving a financial commitment or obligation for Delta Capital;
4. Liaise with and instruct professional advisors to Delta Capital respecting structure, terms and conditions of all financial arrangements for the company including legal, accounting, tax, lobby and other areas, as and when may be required by Delta Capital;
5. Report to the Chairman of the Board.

Term. The Term of this agreement commences on July 1, 2000 and ends on the earlier of: a] three months; or b] execution of a full-time employment agreement

Fees. The fee for my financial services hereunder will be $ 9,000 US per month payable on the last day of each month of this contract.

Expenses. Reasonable expenses incurred in fulfilling my duties hereunder will be reimbursed by Delta Capital upon presentation.

Full Time Employment: Our mutual intent is to progress to full time employment of Tombari as the Chief Financial Officer of Delta Capital. The formal employment agreement would address matters typical for a contract of this nature, including:

            Compensation: To be negotiated, but starting not significantly above budget range.

            Term: Full time permanent employee for a term to be negotiated, or permanent open ended with notice requirements both ways

            Preferred Stock: 250,000 shares, upon execution of full time employment agreement.

            Stock Options: 200,000 shares, vesting to be negotiated.

Other Terms:   The following will apply throughout the term of this agreement:
------------

1. The association shall be considered as a fee consultant/client relationship, wherein Tombari may represent himself as Chief Finanical Officer of Delta Capital at its direction, but will not be considered as or represent himself as an employee of Delta Capital or associated entities and will have no authority to bind Delta Capital.

2. All conversations, memos, files, data or other information acquired and/or shared during the course of this study that are confidential to Delta Capital, including this agreement will be treated as confidential and will not be transmitted to other parties without prior mutual consent.
3. I have advised you that I carry on business as a business consultant and am active in advising clients on various matters. My work hereunder will not prevent me from acting in that capacity unless there is a conflict involved.
4. Tombari agrees not to provide any level of competition to Delta Capital or accept any work for a competitor of Delta Capital during the currency of this agreement.

           If the above is acceptable, please sign below and return a copy to me. I sincerely look forward to assisting Delta Capital in its expansion endeavors.

Yours very truly,

/s/ Lawrence P. Tombari
Lawrence P. Tombari


ACCEPTED AND AGREED TO this _______day of July, 2000


DELTA CAPITAL TECHNOLOGIES INC.


/s/ Michael Horsey
Michael Horsey, Chairman

                                  EXHIBIT 10.17

                        DELTA CAPITAL TECHNOLOGIES, INC.
                         Suite 255, 999 - 8th Street SW
                            Calgary, Alberta T2R 1J5
                              Phone (403) 244-7300
                               Fax (403) 244-7211

                                                                 January 1, 2000
Attention: Mr. Terry Butchart

Dear Mr. Butchart:

Re:        Financial Advisory Agreement

We are writing to confirm the Agreement between Delta Capital Technologies, Inc. (the "Company") and Bonanza Mgmt Ltd. ("Bonanza") pursuant to which the Company will engage Bonanza on the term contained herein and subject to regulatory approval, to furnish certain financial services to the Company.

1.         Engagement

The company hereby engages Bonanza to provide promotional and public relations services to the Company including but not limited to, the following:

(a) contacting persons registered to trade in securities pursuant to the provisions of the Securities Act or of the securities legislation of the jurisdiction where such persons reside or conduct business and informing them of the particulars of the development of the Company's business and the potential of the Company's shares as an investment;
(b) assisting the Company's board of directors in co-coordinating any advertising and other public relations programs being implemented by the Company;
(c) acting in a liaison capacity between the directors and senior officers of the Company, the persons referred to in subsection 1.1(a) and the shareholders of the Company;
(d) circulating to the persons referred to in subsection 1.1(a) such of the quarterly reports and other documents referred to in subsection 1.1(b) as may be reasonably requested by such persons;
(e) to assist with and/or secure future major financing for the Company through Private Placements with securities firms or other financial opportunities; and
(f) such other services as may be agreed upon by the Company's board of directors and Bonanza.

2.         Term and Fee

The term of this Agreement will be two (2) years, commencing January 1, 2000 and ending on January 1, 2002. In consideration of the services to be rendered by Bonanza hereunder, the Company agrees to pay Bonanza a fee of $6,000 US per month. Expenses incurred by Bonanza in providing the services rendered hereunder will be reimbursed.

3.         Payment of Fee

The Company will make a payment upon signing of this Agreement and thereafter on the 1st day of each month. Each such payment shall be made in cash. Expenses will be reimbursed upon receipt of an Expense Summary with receipts.

4.         Approvals and Filings

The Company will apply for and use its best efforts to obtain the acceptance of the United States Securities and Exchange Commission ("SEC") of this Agreement (the "Acceptance"). If required, the Company agrees to file with the SEC, within the time periods required, such reports, forms and applicable fees that may be required in connection with the foregoing. Bonanza expressly acknowledges and understands that this Agreement and the obligations of the Company hereunder are expressly conditional upon the Company receiving the Acceptance failing which this Agreement shall be of no force of effect.

      The Company agrees to provide to Bonanza, from time to time and as soon as is available, financial statements, press releases, material change reports, quarterly reports and filing statements of the Company.

      Bonanza represents and warrants to, and covenants with, the Company, as follows:

       (a) Bonanza has the ability, experience and skills necessary to carry out its obligations under this Agreement;

       (b) Bonanza and its officers, employees, agents and consultants shall comply with all applicable securities laws and regulations of the SEC and federal laws applicable therein, and

       (c) Bonanza shall, and shall cause its officers, employees, agents and consultants to act at all times in the best interests of the Company.

5.         Termination

The Company may terminate its obligations under this Agreement prior to expiry of the term hereof in the following manner:

       (a) upon, not less than thirty (30) days notice in writing to Bonanza, effective upon the last day of the month in which the 30th day arises; and

       (b) Immediately and without notice, in the event of change of control of the Company.

6.         Assignment

Bonanza shall not transfer over or assign to any other person, firm or corporation its rights or obligations under this Agreement.

7.         Entire Agreement

This Agreement constitutes the entire Agreement between the parties hereto and supersedes all prior agreements, discussions and understandings, whether oral or written.

8.         Arbitration

All disputes arising out of or in connection with this Agreement shall be referred to and finally resolved by arbitration under the rules of the British Columbia International Commercial Arbitration Centre. The arbitration shall be administered by the British Columbia International Commercial Arbitration Centre in accordance with its "Procedures of Cases under the B.C.I.C.A.C. Rules" and the place for arbitration shall be Vancouver, British Columbia, Canada.

9.         Legal Fees

The parties agree that all legal fees incurred in connection with preparation of this Agreement and obtaining necessary approvals of the SEC, together with costs and fees associated therewith, shall be borne equally as between the Company and Bonanza.

10.        Notices

Any notice or other writing required or permitted to be given hereunder shall be deemed to be sufficiently given if delivered or if mailed by registered mail or sent by telecopy, addressed as follows:

      In the case of the Company:        In the case of Bonanza:

      Delta Capital Technologies, Inc.   Bonanza Mgmt Ltd.
      255, 999 - 8th Street SW           PO Box 48792 Bentall
      Calgary, AB  T2R 1Jt               Vancouver, BC  V7X 1A6
      Attention:  Michael Horsey         Attention:  Terry Butchart
      ---------                          ---------
      Facsimile: (403) 24407211          Facsimile: (604) 943-5727

11.        Successors and Assigns

All rights and obligations of the parties hereunder shall be binding on their heirs, executors, administrators, successors and assigns.

If the above sets forth your understanding of our Agreement, kindly execute this letter where indicated below and return one copy to us.

Yours very truly,

DELTA CAPITAL TECHNOLOGIES, INC.

/s/ Michael E. Horsey
Michael E. Horsey
Chair

ACCEPTED AND AGREED to this _______ day of January 1, 2000

BONANZA MGMT LTD.

/s/ Terry Butchart
Terry Butchart
President

                                  EXHIBIT 10.18

                                  LEASE SUMMARY

BUILDING:                           Phoenix Place

LANDLORD:                           O&Y Properties Inc.

TENANT:                             Delta Capital Technologies Inc.

TRADE NAME:                         Delta Capital Technologies Inc.

TENANT ADDRESS:                     Suite 1000, 840 - 7th Avenue S.W.
                                    Calgary, Alberta

                                    T2P 3G2

INDEMNIFIER:                        N/A

PREMISES:                           1000
FLOOR:                              10th Floor

AREA:                               13,325 sq.ft.

TERM:                               5 yrs.

COMMENCEMENT
DATE:                               September 15, 2000

EXPIRY DATE:                        September 30, 2005

BASE RENT:



From                           Monthly                        To                     Rate                         Annual
----                           -------                        --                     ----                         ------


September 15, 2000             September 30, 2005             $14.00                 $186,550.00                  $15,545.83

DEPOSIT:                       $51,803.15    Applied to:last two (2) months' Basic & Additional Rent inc. GST



PARKING: 4 permits for random parking in the Phoenix Place parking facility and 4 permits for random parking in the 910-7th Avenue SW parking facility. At this time the prevailing rate is $185.00 per permit per month for permit in the Phoenix Place parking facility; $200.00 per permit per month for permit in the 910 - 7th Avenue SW parking facility Per Month

SECURITY AGREEMENT SIGNED:     No

RENEWAL TERM:                  5 yrs.

IMPORTANT AND ADDITIONAL CLAUSES

1.         Assignment - Section 7.6;
2.         Relocation - Section 8.10;
3.         Tenant's Insurance- Section 8.5;
4.         Default - Section 8.2;
5.         Deposit - Section 10.1;
6.         Parking - Section 10.2;
7.         Tenant's Leasehold Improvements - Section 10.3;
8.         Extension of Term - Section 10.4;
9.         Right of First Offer - Section 10.5;
10.        Letter of Credit - Section 10.6;

                               O&Y PROPERTIES INC.

                                    LANDLORD


                                     - and -





                         Delta Capital Technologies Inc.
                                     TENANT











                                  OFFICE LEASE















BUILDING:  Phoenix Place

PREMISES:  1000

                                TABLE OF CONTENTS


ARTICLE I
      1.1                    Definitions

ARTICLE II                   INTENT OF LEASE
      2.1                    Net Lease

ARTICLE III
      3.1                    Demise

ARTICLE IV
      4.1                    Term

ARTICLE V
      5.1                    Rental
      5.2                    Pay By Direction
      5.3                    General Rent Provisions
      5.4                    Rent Disputes

ARTICLE VI                   COVENANTS OF LANDLORD
      6.1                    Caretaking and Repairs
      6.2                    Building Services
      6.3                    Access to Premises
      6.4                    Utilities
      6.5                    Quiet Possession
      6.6                    Impositions

ARTICLE VII                  COVENANTS OF TENANT
      7.1                    Utility Rates
      7.2                    Repairs
      7.3                    Notice of Accident or Defect
      7.4                    Alterations by Tenant
      7.5                    Ownership of Leasehold Improvements
      7.6                    Assigning or Subletting
      7.7                    Insolvency, etc.
      7.8                    Tenant's Taxes
      7.9                    Municipal By-laws
      7.10                   Indemnification
      7.11                   Last Six Months of Tenancy
      7.12                   Interest on Overdue Accounts
      7.13                   Rules and Regulations
      7.14                   Costs

ARTICLE VIII                 LANDLORD AND TENANT COVENANT WITH EACH OTHER
      8.1                    Occupancy After Term
      8.2                    Default
      8.3                    Damage and Destruction
      8.4                    Removal of Fixtures

      8.5                    Insurance
      8.6                    Landlord's Non-Liability
      8.7                    Accidental Stoppage of Services
      8.8                    Inability of the Landlord or Tenant to Perform
                                Covenants
      8.9                    Installation, Repair or Reconstruction of Services
                                or Common Areas
      8.10                   Relocation
      8.11                   Tax Amount, Utility Costs to the Premises and
                                Costs of Operation



ARTICLE

      8.12                   Statement Re Lease Standing
      8.13                   Postponement, Subordination and Assignment
      8.14                   Remedies to Subsist
      8.15                   Control of Project
      8.16                   Landlord's Right to Enter Premises
      8.17                   Special Services
      8.18                   Security Agreement
      8.19                   Indemnity
      8.20                   Notices
      8.21                   Registration
      8.22                   Governing Law
      8.23                   Gender
      8.24                   Captions

ARTICLE IX                   MISCELLANEOUS

      9.1                    Successors and Assigns
      9.2                    Complete Agreement
      9.3                    Time of the Essence

ARTICLE X                    ADDITIONAL PROVISIONS

     10.1                    Deposit
     10.2                    Parking
     10.3                    Tenant's Leasehold Improvements
     10.4                    Extension of Term
     10.5                    Right of First Offer
     10.6                    Letter of Credit

THIS INDENTURE made July 19, 2000

BETWEEN:

                     O&Y PROPERTIES INC.
                     (herein called "Landlord"),

                                OF THE FIRST PART
                     - and -



                     Delta Capital Technologies Inc.
                     (herein called "Tenant"),

                               OF THE SECOND PART



                                    ARTICLE I
                                   DEFINITIONS

1.1        In this Lease:

(a) "Additional Rent" means all monies other than Basic Rent payable by Tenant to Landlord pursuant to this Lease or any other agreement or obligation between the parties in respect of the Premises or the Project.

(b) "Amendments" means such changes as set out in Paragraph (ii) of Subsection 7.6(g).

(c)  "Basic Rent" means the amount set out in Subsection 5.1(a).

(d) "Building" means all structures, improvements, facilities, and amenities on the Lands and appurtenances thereto as they exist on the Lands from time to time and which together constitute Phoenix Place

(e) "Capital Tax" means the amount calculated pursuant to Part 1 of Schedule "B".

(f) "Centre" means the retail commercial portion of the Project, as reasonably designated, altered or redesignated by Landlord from time to time.

(g) "Common Areas" means, on a floor occupied by more than one tenant, those areas which do not constitute Occupiable Area on such multiple occupancy floor, but which would have been included in Occupiable Area if such floor were being fully occupied by one tenant.

 (h) (i) "Costs of Operation" means the aggregate of all expenses and costs of every kind determined for each fiscal period designated by Landlord, without duplication and, except as hereinafter provided, on an accrual basis incurred by or on behalf of the Landlord or the Head Landlord with respect to and for the operation, maintenance, repair, replacement and management of the Project and all insurance relating to the Project. If the Project is less than

         100% completed or occupied during the whole of any fiscal period, Costs of Operation shall be calculated so as to include such additional costs, as reasonably determined by Landlord, as would have been incurred if the Project had been 100% completed and occupied.

         (ii) Without in any way limiting the generality of the foregoing, Costs of Operation shall include all costs in respect of the following:

                      (A) all remuneration including wages and fringe benefits of employees directly employed or engaged in the operation, maintenance, repair, replacement, and management of the Project;

                      (B) cleaning, janitorial services, window cleaning and garbage and waste removal;

                      (C) policing, supervision, security and traffic control;

                      (D) landscaping and maintenance of all outside or enclosed areas, including snow and ice removal;

                      (E) heating, ventilating, air-conditioning and humidity control;

                      (F) operation, maintenance, repairs and replacements in respect of any elevators, escalators and transportation vehicles and equipment within the Project;

                      (G) communications, sound, visual, lighting and other systems;

                      (H) signs, including the cost of all repairs, maintenance and rental charges in respect thereof;

                      (I) decoration;

                      (J) all utilities supplied to the Project including hot and cold water, gas, electricity, sewer charges and any other utilities or forms of energy;

                      (K) maintenance, repairs, improvements and replacements including structural maintenance, repairs, improvements and replacements;

                      (L) engineering, accounting, legal and other consulting and professional fees, including without limitation the preparation of statements, calculations and allocations relating to Rentable Areas in the Project and contesting Impositions in good faith;

                      (M) office expenses including telephone, stationery and supplies and the fair rental value of space occupied by Landlord for management, supervisory or administrative purposes relating to the Project and furnishing and fixtures for this space;

                      (N) all insurance which Landlord is obliged to obtain and/or which Landlord otherwise obtains and the cost of any deductible amounts paid by Landlord in respect of any insured risk or claim;

                      (O) an administration charge which is a percentage of the aggregate of all Costs of Operation, such percentage to be as set out in part 2 of Schedule B;

                      (P) the amount of all capital costs incurred for any of the matters set out in this Section 1.1(h)(ii), which may be expensed in the year incurred, or, at Landlord's sole discretion, amortized over Landlord's reasonable estimate of the economic life thereof, which shall not exceed ten
                      (10) years, and depreciation for all structures, improvements, furnishings, fixtures, equipment, machinery, facilities, systems, and property which is part of or installed in or used in connection with the Project which, by their nature require periodic or substantial repair or replacement, or which are installed or used primarily to reduce the cost or consumption of other items included in Costs of Operation (whether or not such costs in respect of the same are, in fact, reduced) and, interest on the undepreciated cost of all items in respect of which depreciation or amortization is included herein at one (1%) percent in excess of the prime rate of interest charged by Landlord's bank in Toronto from time to time;

                      (Q) all costs in the nature of any of the foregoing:

                                (1) incurred by Landlord in  consequence  of its
                      interest in the Project such as maintaining, cleaning, and clearing of ice and snow from municipal sidewalks, adjacent property and the like;

                                (2) contributed, as determined by Landlord acting reasonably and bona fide but in Landlord's sole discretion, in respect of all shared facilities and services including, without limitation, loading areas and docks, parking ramps, driveways and exterior areas, which will be shared by users of the Project and the users of any other property and all costs to the extent Landlord is required to contribute to the same in respect of the Project or Landlord's ownership of the same, whether or not such costs are incurred directly in respect of the Project;

                      (R) rent, under all ground or land leases relating to the Project, payable by Landlord, if any;

                      (S) Impositions and interest and penalties related to contesting Impositions in good faith.

              (iii) Costs of Operation shall be reduced by the following to the extent otherwise included in Costs of Operation and to the extent actually received by Landlord:

                      (A) proceeds of insurance and damages paid by third parties;

                      (B) repairs or replacements to the extent that the cost of the same is recovered by Landlord pursuant to original construction warranties;

                      (C) amounts recovered from tenants on account of Special Services;

                      (D) Common Area costs; and

                      (E) Utility Costs.

              (iv)   Costs of Operation shall exclude the following:

                      (A) The Tax Amount with respect to the Premises, and relevant analogous amounts relating to all other Rentable Areas, the intent being not to duplicate Tenant's obligations in respect thereof pursuant to other provisions of this Lease;

                      (B) expenses incurred by Landlord in respect of leasing expenses and any tenant's leasehold improvements; and

                      (C) capital costs, depreciation, interest and principal on mortgages, and other debt costs, except to the extent included as set forth above.

              (v) To the extent that it is feasible to do so, Costs of Operation shall be allocated by Landlord acting reasonably among the Centre, the Office Portion or the Storage Areas, if any.

(i) "Data Request" means a request by the Landlord to the Tenant whereby the Landlord requests that the Tenant furnish and provide to the Landlord such information as the Landlord may reasonably require with respect to a Transfer Offeror and the transaction contemplated by a Transfer Offer which has been furnished to the Landlord, and whereby the Landlord may, without limitation, request financial data with respect to the Transfer Offeror and a consent from the Transfer Offeror to enable and permit the Landlord to make inquiries and obtain any information with respect to the Transfer Offeror from credit and financial agencies and institutions.

(j) "Government Body" means any municipal, provincial, federal or other government, governmental agency, authority or body having jurisdiction with respect or in matters which relate to the Project.

(k)  "Gross   Rentable   Area"  means  the  sum of all Rentable Areas within the
     Project.

(l) "Impositions" means all taxes, rates, duties, levies and assessments whatever, levied, imposed, assessed, charged or rated by a Government Body against, on, or in respect of the Project or any part thereof or upon Landlord in respect thereof or in respect of any related rental or other monies receivable by Landlord, or from time to time levied, imposed, assessed, charged or rated in the future in lieu or in substitution thereof, or for which Landlord is liable in respect of the Project or any part thereof, including, without limitation, those levied, imposed, assessed, charged or rated for business, education, schools, local improvements, public works or for any other public purpose, and Capital Tax , but excluding, except to the extent levied, imposed, assessed, charged or rated in lieu or in substitution of any of the foregoing, Landlord's income tax.

         If the formula or method of computation of any component of Impositions has not been applied for the whole of any fiscal period in respect of the Project as fully completed, fully assessed and fully occupied by tenants having no special exemption with respect to such component, such component shall be calculated so as to include such additional amount as would have formed part of such component, if such formula or method of computation had been applied for the whole of such fiscal period in respect of the Project as fully completed, fully assessed and fully occupied by tenants with no special exemptions. Impositions shall be calculated so as to include such additional costs, as reasonably determined by Landlord, as would have been incurred if the Project had been 100% completed and occupied.

(m) "Lands" means the lands described in Schedule "A" hereto as they may be expanded, reduced or otherwise altered from time to time.

(n) "Large Corporations Tax" means the tax imposed upon a corporation under Part
I.3 of the Income Tax Act (Canada) and any amendments thereto or any successor statutory provisions hereof.

(o) "Laws" means all statutes, regulations, by-laws, orders, rules, requirements and directions of all federal, provincial, municipal and other governmental authorities having jurisdiction.

(p) "Lease" means this Lease including all of the Schedules attached hereto.

(q) "Leasehold Improvements" means, without limitation, all fixtures, improvements, installations, alterations and additions from time to time made, erected or installed in or about the Premises, and includes all the following, whether or not any of the same are in fact trade fixtures: doors, partitions and hardware; mechanical, electrical and utility installations; stairwells, floor and window coverings and hardware; heating, ventilating, air-conditioning and humidity control equipment; lighting fixtures; built-in furniture, furnishings and counters and anything else in any way connected to the Premises or to any utility services located therein.

(r) "Net Rentable Area" of premises in the Office Portion shall have the same meaning set out in Schedule "C-1".

(s) "Normal Business Hours" means those hours as set out in part 3 of Schedule B attached hereto or such other further hours as Landlord, in its discretion, determines.

(t) "Office Portion" means that portion of the Project as reasonably designated or redesignated by Landlord from time to time as office areas.

(u) "Premises" means the Occupiable Area of the space in the Building outlined in heavy black on Schedule "C".

(v) "Project" means the Lands and the Building, as they may exist from time to time.

(w) "Proportionate Share" means the fraction the numerator of which is the Rentable Area of the Premises and the denominator of which is set out in part 4 of Schedule "B".

         Provided, however, that if any tenant, at its cost, provides any goods or services or if Landlord provides any goods or services specifically for any tenant or group of tenants, the cost of which would usually be included in Costs of Operation, then, in respect of the cost of such goods or services Landlord shall, acting reasonably, adjust the denominator for determining a Proportionate Share or adjust the Costs of Operation to provide for the equitable distribution of the cost of such goods and services.

(x)  "Rent" means Basic Rent and Additional Rent.

(y)  "Rentable Area" of premises shall have the meaning set out in Schedule
"C-1".

(z)  "Rules and Regulations" means those rules and regulations referred to in
Article 7.13 hereof.

(aa) "Security Agreement" means the agreement described in Article 8.18.

(bb) "Service Areas" means all elevator shafts and stairwells, excluding those within the premises of a tenant which are restricted to the exclusive use of such tenant, and the enclosing walls thereof.

(cc) "Special Services" means:

              (i) items, materials or services requested by or for any other reason provided for a tenant in respect of its premises or the Project, the cost of which would otherwise be included in Costs of Operation, to the extent supplied or provided for a tenant in excess of that supplied or provided for tenants generally as may be determined by Landlord acting reasonably or as Landlord may designate from time to time including, without limitation, replacement of tubes, bulbs and ballasts, cleaning of carpet, drapes and curtains, general repairs, locksmithing and hoisting; and

              (ii) heating and air-conditioning requested by and provided to a tenant beyond Normal Business Hours.

(dd) "Storage Areas" means all areas, if any, as designated by Landlord from time to time not within the Centre or the Office Portion to be used by tenants exclusively or primarily for storage purposes.

(ee) "Tax Amount" means in any fiscal period the aggregate, without duplication, of:

                           (i) (a) with respect to a component of Impositions which is calculated or determined on the basis of assessments and mill rates (as those terms are understood with respect to realty taxes in 1988), the amount which results from applying the relevant commercial mill rate for such fiscal period to the assessment of the Premises for such fiscal period; or

                               (b) with  respect to a component  of  Impositions
                           which is or was calculated on the basis of assessments and mill rates (as those terms are understood with respect to realty taxes in 1988), but with respect to which either the relevant Government Body does not provide a separate assessment for the Premises, or the bases or principles used in 1988 with respect to assessments or the rate or multiplier applied thereto, are abandoned, changed or varied, then, at Landlord's option, an amount allocated to the Premises by Landlord, who in making such allocation shall act reasonably and take relevant factors, including, without limitation, the provisions of Section 7.8, into consideration; and

              (ii) the amount or amounts of other components of Impositions allocated pursuant to Section 7.8.

(ff)  "Tenant's Rentable Area" means the Rentable Area of the Premises.

(gg)  "Term" means the period of time set out in Article IV.

(hh) "Transfer" means (other than for purposes of mortgaging, hypothecating or charging), any assignment, transfer, sublease, parting with possession or setting over or otherwise by any act or deed whereby the Premises or any part of them is sublet or rights of occupancy are given or this Lease is assigned, transferred, or set over to any person, firm or corporation.

(ii) "Transferee" means the person, firm or corporation to whom a Transfer is made.

(jj) "Transfer Offer" means a bona fide arms length written offer received or procured by the Tenant, which offer is not inconsistent with this Lease and the acceptance of which would not breach any provision of this Lease and which Tenant has determined to accept subject to compliance with Article 7.6.

(kk)  "Transfer Offeror" means the offeror named in a Transfer Offer.

(ll) "Transfer Request" means a request in writing by Tenant for the Landlord's consent to a proposed Transfer.

(mm) "Utility Costs" means the costs of supplying utilities including, without limitation, hot and cold water, electricity, steam and fuel to the Gross Rentable Area.


ARTICLE II
INTENT OF LEASE

2.1        NET LEASE

           It is the intent of the parties hereto that, except as expressly herein set out, this Lease be a lease that is absolutely net to Landlord, and that Landlord shall not be responsible for any expenses or obligations of any kind whatsoever in respect of or attributable to the Premises or the Project.

ARTICLE III
DEMISE

3.1 In consideration of the rents, covenants and agreements hereinafter reserved and contained on the part of Tenant to be paid, observed and performed, Landlord hereby demises and leases the Premises, suite number 1000 to Tenant for use and occupation as executive, administrative and general offices, including, without limitation, the purposes of an application service provider, internet service provider, and software research and development, carrying on business under the name and style of Delta Capital Technologies Inc. and other related activities in which Tenant may engage so long as same are consistent with the dignity and character of the Building and not inconsistent with, or contrary to, any of the covenants, agreements or provisions contained in this Lease and for no other purpose.

3.2 Landlord and Tenant acknowledge that the Rentable Area of the Premises for purposes, inter alia, of calculating Basic Rent and Proportionate Share is approximately 13,325 square feet on the 10th Floor floor of the Building.

ARTICLE IV
TERM

4.1 TO HAVE AND TO HOLD the Premises for and during the Term of 5 years to be computed from September 15, 2000 the "Commencement Date" and ending 5 years later, or, if the Commencement Date is not the first of a month, then ending 5 years after the last day of the month in which the Commencement Date occurs.


ARTICLE V
RENTAL

5.1 The Tenant agrees to pay to the Landlord during each year of the Term, as set out below, the aggregate of:

(a) during the period of September 15, 2000 through September 30, 2005, a fixed minimum annual rent of $186,550.00 of lawful money of Canada, (based on a net annual rental rate of $14.00 per square foot of Rentable Area of the Premises) payable at par in Calgary in equal monthly instalments of $15,545.83 each, without demand in advance on the 1st day of each month during the period, the first of such payments, unless already made, to be paid on September 15, 2000, and

(b) Additional Rent as and when the same shall be due and payable pursuant to any agreement or other obligation, relating to the Premises or the Project, between Landlord and Tenant including, without limitation, the following:

           (i)       Proportionate Share of Costs of Operation;

           (ii)      the Tax Amount;

           (iii)     Utility Costs in respect of the Tenant's Rentable Area;

                           (iv) amounts payable by Tenant for Special Services provided to Tenant; and

                           (v) if any of the Premises comprises less than a full floor, then, a fraction of the cost of maintaining the Common Area on that floor, which fraction has as its numerator the Rentable Area of that part of the Premises on such floor and as its denominator the total Rentable Area on such floor.

5.2        PAY BY DIRECTION

           Landlord may direct, at its option, that Tenant pay any amounts payable pursuant to Article 5.1 by way of pre-authorized bank debit and/or to any other party specified by Landlord.

5.3        GENERAL RENT PROVISIONS

(a) If Tenant defaults in payment of any Rent (whether to Landlord or otherwise) as and when the same is due and payable hereunder, Landlord shall have the same rights and remedies against Tenant (including rights of distress) upon such default as if such sum or sums were Basic Rent in arrears.

(b) All Rent shall be paid in accordance with this Lease without any deduction, abatement or set-off whatsoever.

(c) Landlord may, at its option, from time to time, apply or allocate or re-apply or re-allocate any sums received from or payable by Tenant to Landlord on account of any amounts payable by Tenant hereunder in such manner as Landlord determines in its sole and absolute discretion, without regard to and notwithstanding any instructions given by or allocations in respect of such amounts made by Tenant.

(d) Landlord will not be bound or prejudiced by any endorsement, note, direction or statement accompanying any payment made to Landlord by Tenant notwithstanding that Landlord retains any such payment and such retention shall be without prejudice to any of Landlord's other rights under this Lease or at law, whether or not Landlord notifies Tenant of any disagreement with or non-acceptance of any amount paid or any endorsement, direction, note, instruction or statement received.

(e) If Tenant is required to pay Rent for less than a one month period, such Rent shall be determined on a pro-rated basis based on the number of days over 365 days for which the Rent is payable and such Rent shall be payable either on the first day the Term commences or on the first day of the partial month, whichever is applicable.

5.4          RENT DISPUTES

         Tenant may dispute an invoice or statement in respect of Rent only by giving written notice to Landlord specifying the basis of the dispute within 12 months after delivery of the invoice or statement. Tenant will, in any event, continue to pay Rent in accordance with Landlord's invoice or statement until the dispute is resolved.

ARTICLE VI
COVENANTS OF LANDLORD

6.1        CARETAKING AND REPAIRS

         Landlord shall effect all structural repairs to the Project as may be required, and shall repair, maintain and operate the Project in a reasonable manner having regard to the size, age, location and character of the Project, and shall provide cleaning and maintenance services, and, when requested by Tenant, provide the services as set out in Schedule "E" hereto annexed.

6.2        BUILDING SERVICES

         Landlord shall during Normal Business Hours provide the following services to the Building and the Premises:

(a) heating with apparatus or appliances except during the making of repairs or other causes beyond control of Landlord, and in case the boilers, engines, pipes, or other apparatus or any of them used in effecting the heating shall at any time become incapable of heating as aforesaid, or be damaged or destroyed, repairing of such damage or replacing of such boilers, engines, pipes or apparatus or any of them or, at the option of Landlord, substituting other heating apparatus therefor within a reasonable time and in case the heating apparatus or pipes connected therewith or water pipes, wash basins, plumbing or drains, is or are injured by accident or freezing or from any cause, Landlord replacing or repairing same with reasonable dispatch having reference to season in which such injury happens;

(b) air-conditioning in the manner appropriate to the season of the year except during the making of repairs; provided that Landlord shall not be responsible for the failure of air-conditioning equipment to perform its function if such failure shall result from any arrangement of partitioning in the Premises or changes or alterations thereto, where such changes or alterations have not been prior approved by Landlord, or failure on the part of Tenant to shade windows which are exposed to the sun, or from any excessive use of electrical power by Tenant;

(c) when no lavatories are provided within the Premises, separate lavatories for male and female persons on each typical office floor of the Building shall be provided except at such times as the general supply of water may be turned off; and

(d) operation of elevators by electric or other power and, except when prevented by a failure of electric or other power or by reason of repairs or other causes beyond the control of Landlord, operation of at least one of the elevators each day at all times and in common with other persons lawfully using same, for the reasonable use of Tenant, its agents, clerks, servants or employees, and all other persons lawfully requiring communication with it.

Notwithstanding anything herein contained to the contrary, air-conditioning and heating shall be provided on a 24 hour basis.

6.3        ACCESS TO PREMISES

         Landlord shall allow Tenant, its agents, clerks, servants, employees and other persons transacting business with it in common with other persons entitled thereto, to have access to the Premises by the main entrance or entrances of the Project and to use the elevators, stairways and passages therefrom at all reasonable times, subject to the rules and regulations in regard to the Project.

6.4        UTILITIES

         Subject to Landlord's ability acting reasonably to do so, Landlord shall supply or cause to be supplied to the Premises reasonable utilities to enable use of the Premises for their intended purposes.

6.5        QUIET POSSESSION

         Landlord shall upon payment of Rent hereby reserved by Tenant and upon Tenant performing the covenants herein on its part contained, allow Tenant to possess and enjoy the Premises peaceably for the Term hereby granted, without any interruption or disturbance from Landlord or any other person or persons lawfully claiming by, from or under it.

6.6        IMPOSITIONS

         Landlord shall pay Impositions.

ARTICLE VII
COVENANTS OF TENANT

7.1        UTILITY RATES

         If no separate meter or meters exist for measuring electrical power or other utility consumption in the Tenant's Rentable Area and Landlord and Tenant are unable to agree on the appropriate distribution of the costs of any of the foregoing, then Landlord's engineers may from time to time determine such costs including the electrical consumption for lighting a square foot of Rentable Area, and may determine Tenant's electrical and other utility consumption upon whatever reasonable basis may be selected by such engineers.

7.2        REPAIRS

(a) Tenant shall, except for reasonable wear and tear, repair the Premises, which obligation shall include keeping and maintaining the Premises in a good and substantial state of repair and decoration.

(b) Landlord and its agents may at all reasonable times enter the Premises to inspect the state thereof. Tenant shall, with reasonable diligence after notice from Landlord, make all needed repairs in accordance with such notice. Landlord's failure to make any inspection or to give any notice shall not relieve Tenant of its obligations under (a) above.

(c) If Tenant fails to make any repairs as hereinbefore required, Landlord and its agents may enter the Premises and make the repairs as a Special Service for Tenant.

7.3        NOTICE OF ACCIDENT OR DEFECT

         Tenant shall give Landlord prompt written notice of any accident to or defect in the heating apparatus, electrical light or other wires, or of any fire in the Premises of which it is aware but, unless otherwise expressly provided, as for example, in Section 6.4, there shall be no obligation on the part of Landlord to repair or make good any such matters.

7.4        ALTERATIONS BY TENANT

(a) Tenant shall not make any alterations in the Premises without the written consent of Landlord, which consent will not be unreasonably withheld provided such alterations shall be done in accordance with the Landlord's then current "Guidelines for Tenant Improvements" as set out in Schedule "H" attached hereto.

(b) All installations, alterations, partitions and repairs performed or required to be performed by Tenant pursuant to any of the provisions of this Lease or any other leasehold improvements, work or service which Tenant may desire, may be performed by contractors other than Landlord engaged by Tenant but, in each case, only subject to the prior written approval of the contractor by Landlord and only under written contract approved in writing by Landlord and subject to all reasonable conditions which Landlord may impose provided, nevertheless, that Landlord may at its option require Landlord's contractors be engaged for any mechanical or electrical work. Without limiting the generality of the foregoing, any work performed by or for Tenant shall be performed by competent workmen whose labour union affiliations are not incompatible with those of any workmen who may be employed in the Project by Landlord, its contractors or subcontractors.

(c) Whether or not Landlord is the contractor, Landlord shall be entitled to supervise any construction or work on the Premises. The Tenant shall pay to the Landlord, within 10 days after the receipt of the Landlord's invoice, the Landlord's reasonable out-of-pocket costs incurred in examining and approving the Tenant's plans, specifications and designs and in inspecting any construction or work on the Premises and any additional expenses actually incurred by the Landlord in connection with such construction or work together with a co-ordination and supervision fee equal to 5% of the total cost to the Tenant of the construction or work.

(d) Tenant shall require that any contractors, prior to effecting any work on the Premises, and if permitted under the governing law, provide Landlord with a waiver and release of any and all construction, mechanic's, builder's and other liens and encumbrances that may then or thereafter exist for work done/or to be done or labour performed/or to be performed or material furnished or to be furnished under any contract or subcontract, and if such waiver and release is not permitted or is not obtained, Tenant shall provide adequate security acceptable in all respects to Landlord to guarantee the payment in full for all such work, labour or materials.

(e) In any event, any construction or mechanic's lien or other liens and encumbrances filed against the Premises or the Project for work claimed to have been done or materials claimed to have been furnished to Tenant shall be discharged by Tenant within ten (10) days thereafter at Tenant's expense. For the purposes hereof, the bonding of any such lien or encumbrance by a reputable casualty or insurance company reasonably satisfactory to Landlord shall be deemed the equivalent of a discharge of any such lien or encumbrance. Should any action, suit or proceeding be brought upon any such lien or encumbrance for the enforcement or foreclosure of the same, Tenant agrees, at its own cost and expense, to defend Landlord therein, by counsel satisfactory to Landlord, and to pay any damages and satisfy and discharge any judgment entered therein against Landlord.

(f) If Tenant permits any such lien registration or fails to cause any such registration to be discharged or vacated as aforesaid then, in addition to any other rights of Landlord, Landlord may, but shall not be obliged to, discharge or vacate the same by paying the amount claimed to be due together with any other amounts into court or otherwise as Landlord determines, and the amounts so paid and all costs incurred by Landlord, including legal fees and disbursements, in thus arranging for the discharging or vacating of any such lien shall be paid by Tenant to Landlord immediately upon demand together with reasonable compensation to Landlord for administration in respect thereof.

7.5        OWNERSHIP OF LEASEHOLD IMPROVEMENTS

         All Leasehold Improvements installed in the Premises shall immediately after the installation thereof become the absolute property of Landlord without compensation therefor but without Landlord's having or thereby accepting any responsibility in respect of the maintenance, repair, replacement or insurance thereof, all of which shall be Tenant's responsibility.

7.6        ASSIGNING OR SUBLETTING

(a) Tenant will not make a Transfer except in accordance with this Article 7.6. Tenant will not make or attempt to make a Transfer unless it has received or procured a Transfer Offer and has delivered a Transfer Request to the Landlord, which Transfer Request shall be accompanied by a true copy of the Transfer Offer. Landlord may, within 10 days after receipt of a Transfer Request, deliver a Data Request to the Tenant.

           (i)       if the proposed Transfer is by way of a sublease:

                                          (A)  Landlord  shall have the right to
                                        sublease  from Tenant the Rentable  Area
                                        to be sublet under the Transfer Offer on
                                        the same terms and conditions as set out
                                        in the Transfer Offer, except in respect
                                        of rent which shall be the lesser of the
                                        rent paid  therefor by Tenant under this
                                        Lease  or the  rent  specified  in  such
                                        Transfer Offer,  and Landlord shall have
                                        the   further   rights   thereafter   to
                                        sublease without requiring the further consent of the Tenant as sublessor, and to terminate this Lease in respect of the Rentable Area sublet by Tenant to Landlord as of a termination date which shall be the day following the end of the term of the sublease, which right of termination shall be exercised by giving written notice to Tenant not less than 180 days prior to the end of the term of such sublease; or

                                          (B)  Landlord  shall have the right to
                                        terminate this Lease in respect of the Rentable Area to be sublet under the Transfer Offer;

              (ii) if the proposed Transfer is by way of an assignment of this Lease, Landlord shall have the right to terminate this Lease.

(b) Landlord's termination rights set out in Subsection 7.6(a) shall be exercised by giving written notice to Tenant within twenty-one (21) days of the later of receipt by Landlord of the Transfer Request and compliance by Tenant with a Data Request made by Landlord, and the termination date shall be such date as is stipulated in Landlord's notice which shall in no event be less than sixty (60) days nor more than ninety (90) days following the giving of such notice by Landlord. If this Lease is terminated by Landlord with respect to a part of the Premises, then Rent payable under this Lease shall thereafter abate proportionately and all other appropriate recalculations shall be made to recognize that the Rentable Area of the Premises has diminished. If Landlord does not exercise any of its rights under Subsection 7.6(a), then, subject to the consent of Landlord being first obtained, which consent shall not be unreasonably withheld, Tenant shall be free to effect a Transfer to the Transfer Offeror on the terms and conditions contained in the Transfer Offer. Landlord's refusal to consent to any such Transfer shall not be deemed to be unreasonable and shall be deemed to be a justifiable refusal if:

              (i) the Transfer Offer provides for a rental which is less than the rental payable under this Lease in respect of the Rentable Area to be sublet; or

              (ii) the Transfer Offer is made by, or the Transfer is to be made to, any tenant of the Building or any tenant who has been a tenant of the Building within the last six month period, or to any tenant in any building in Calgary that is owned or co-owned by the Landlord.

           All of the foregoing rights of Landlord shall be alternative to, but not in substitution for any other rights which Landlord may have to either consent or withhold its consent to a Transfer.

(c)           If Tenant, with the consent of Landlord;

              (i) sublets Rentable Area to the Transfer Offeror pursuant to the Transfer Offer and the Transfer Offer provides for a rental which is more than the rental payable under this Lease in respect of the Rentable Area so sublet, the excess, when received by the Tenant, shall be paid by the Tenant to Landlord as Additional Rent under this Lease;

              (ii) assigns this Lease pursuant to the Transfer Offer, and if the Basic Rent then payable under this Lease is less than the Landlord's then current relevant rental rates in the Building, this Lease shall be deemed amended to provide for Basic Rent to be increased by 50% of the difference between the Basic Rent previously prevailing under this Lease and the said current relevant rental rates.

(d) All Transfer Requests shall be accompanied by payment to Landlord of a fee in the amount of Seven Hundred and Fifty ($750.00) Dollars for considering and processing the Transfer Request. Landlord shall further be entitled to charge all costs of completing or executing any documentation to implement any Transfer and all other agreements contemplated hereby, (all of which, if so requested by Landlord, shall be prepared by Landlord or its solicitor) which costs shall be paid by Tenant immediately after demand, whether or not Landlord grants its consent to any proposed Transfer. Tenant and proposed Transferee under the Transfer Offer must execute Landlord's then standard form of consent before the proposed Transfer is effective.

(e) If consent to a Transfer is obtained or dispensed with by the order of a court of competent jurisdiction, or if a Transfer occurs as a result of operation of laws without requiring Landlord's consent, Landlord shall have the right, which shall be deemed to have been agreed to by Tenant, and the Transferee, to increase the Basic Rent payable in respect of the premises which are the subject of such Transfer for the balance of the Term to the Landlord's then current relevant prevailing rental, as of the effective date of the Transfer for premises in the same or similar location as such premises.

(f) If a Transfer is made or occurs whether with the consent of Landlord or as contemplated by Subsection 7.6(e), the Landlord shall have the right:

              (i) to require the Transferee thereunder to enter into an agreement with Landlord in writing and under seal to be bound by all of Tenant's obligations under this Lease amended as herein provided; and

              (ii) to require the Transferee thereunder to waive any rights pursuant to any laws which might entitle the Transferee to pay any Rent less than the amount payable hereunder.

(g) (i) No consent of Landlord to a Transfer shall be effective unless given in writing and executed by Landlord under seal and no such consent shall be deemed or presumed by any act or omission of Landlord or by Landlord's failure to respond to any Transfer Request or by Landlord's accepting any payment of any amount payable hereunder from any party other than Tenant. Without limiting the generality of the foregoing, Landlord may collect rent and any other amounts from any Transferee and apply the net amount collected to any Rent and the collection or acceptance of any Rent shall not be deemed to be a waiver of Landlord's rights under this Paragraph (i) of Subsection 7.6(g) nor an acceptance of or consent to any such Transfer or a release of any of Tenant's obligations under this Lease. No Transfer and no consent by Landlord to any Transfer shall constitute a waiver of the necessity to obtain Landlord's consent to a subsequent or other Transfer.

              (ii) In the event of any Transfer or any consent by Landlord to any Transfer, Tenant shall not thereby be released from any of its obligations hereunder but shall remain bound by all such obligations pursuant to this Lease for the balance of the Term. Tenant hereby consents to any amendments of this Lease which may be made between the Transferee and Landlord without the further consent or agreement of Tenant and Tenant also consents to all alterations in the Premises as referred to in Article 7.4 above, after any such Transfer. Tenant shall continue to be bound by all of its obligations pursuant hereto notwithstanding any such amendments or alterations, to the extent of what would have been Tenant's obligations pursuant hereto had such amendments or alterations not been made.

              (iii) Every Transferee shall be obliged to comply with all of the obligations of Tenant under this Lease. Tenant shall enforce all of such obligations against each Transferee. Any default of any Transferee shall also constitute a default of Tenant hereunder.

              (iv) Tenant agrees that if this Lease is ever disclaimed or terminated by a trustee in bankruptcy of a Transferee or, if, Landlord terminates this Lease as a result of the bankruptcy, insolvency or any act or default of any Transferee, Tenant shall, upon Landlord's request, enter into a new lease of the Premises on the identical terms hereof subject to such amendments hereto which had been agreed upon prior to such disclaimer or termination, with the exception that the length of the Term shall commence on the date upon which Landlord exercises its right to require Tenant to enter into such new lease and shall expire on the date upon which the Term would have expired but for such disclaimer or termination by such trustee in bankruptcy or such termination by Landlord, and with the further exception that Tenant will accept the Premises on an "as is" condition, as of such date upon which Landlord exercises its right to require Tenant to enter into such new lease.

(h) Tenant shall not advertise this Lease or all or any part of the Premises or the business or fixtures or contents therein for sale without Landlord's prior written consent, which consent Landlord shall not unreasonably withhold subject to the other provisions hereof.

(i) If Tenant or any occupant of the Premises at any time is a corporation, it is acknowledged and agreed that an amalgamation or merger of Tenant, or the transfer of the majority of the issued shares in the capital stock or any transfer, issuance or division of any shares of the corporation sufficient to transfer control to others than the present shareholders of the corporation shall be deemed for all purposes of this section 7.6 to be a Transfer and, accordingly, a breach of Subsection 7.6(a) unless the prior written consent of Landlord is first obtained, and it is agreed that the parties hereto shall have all of the same rights and obligations in respect thereof as are applicable to a Transfer which is by way of an assignment. The provisions of this Subsection 7.6(i) shall not apply to Tenant if and as long as Tenant is in occupancy of the Premises and is a corporation whose shares are listed and traded on any recognised public stock exchange in Canada or the United States.

(j) Tenant shall not be entitled to make or effect any assigning, subletting, mortgaging, charging or otherwise transferring of the Premises, any part thereof, or this Lease, for the purpose of securing any loan or the repayment thereof by Tenant, without the consent of Landlord having been first obtained, which consent may be arbitrarily refused.

         Notwithstanding anything to the contrary in this Article 7.6, so long as the Tenant is Delta Capital Technologies Inc. and is itself in possession of and conducting its business from the whole of the Premises throughout the Term in accordance with the Lease and if Tenant is not in default under the Lease, Tenant shall be entitled without the consent of but on prior written notice to Landlord to assign the Lease or sublet all or any part of the Premises to any corporation which is affiliated with Tenant (the "Affiliate"), as the term "affiliate" is defined in the Canada Business Corporations Act, as of the date of execution of the Lease, provided that any such Transfer shall be solely for the purpose of a bona fide corporate reorganisation. The Transfer shall not in any way adversely affect the operation of the business in the Premises and the net worth of the Affiliate shall be equal to or better than that of Tenant. Tenant shall furnish Landlord with copies of Articles of Incorporation and financial statements and any other confirmation of the relationship and financial strength of the Affiliate as Landlord may reasonably require. The Affiliate shall execute Landlord's standard document undertaking to perform all of the covenants of Tenant under the Lease, jointly and severally with Tenant.


7.7        INSOLVENCY, ETC.

         In case Tenant shall become insolvent or bankrupt or make an assignment for the benefit of its creditors, or shall take the benefit of any Act that may be in force for bankrupt or insolvent debtors, this Lease shall at the option of Landlord cease and be void and the Term hereby created expire and be at an end, anything hereinbefore to the contrary notwithstanding, and the then current month's Rent and an additional three months' Rent shall thereupon become immediately due and payable, and Landlord may re-enter and take possession of the Premises by force or otherwise as it may see fit as though Tenant or its servants, or other occupant or occupants of the Premises, was or were holding over after the expiration of the Term, without any right whatever, and the Term shall be forfeited and void, and Landlord may thereupon re-let the Premises, but Tenant shall remain liable to Landlord for any and all loss occasioned by reason of such re-letting.

7.8        TENANT'S TAXES

Tenant will pay as and when due:

(a) all business and other taxes, parliamentary or otherwise charged, assessed, rated or imposed upon Tenant resulting from or in respect of any Rent or other amounts payable hereunder or of any alterations, fixtures, renovations, improvements or installations made or installed by or on behalf of Tenant, or resulting from or in respect of Tenant's tenancy or occupancy of or conduct related to the Premises, or resulting from or in respect of the business or income of Tenant; and

(b) those components of Impositions resulting from or in respect of any alterations, fixtures, renovations, improvements or installations made or installed by or on behalf of Tenant, or resulting from or in respect of Tenant's tenancy or occupancy of or conduct relating to the Premises, or from or in respect of the business or income of Tenant, as allocated to the Premises or Tenant by Landlord, acting reasonably and taking relevant factors into consideration.

7.9        MUNICIPAL BY-LAWS

         Tenant will comply with all laws and by-laws of the local municipal authorities, and the provisions, rules and regulations of the public health act, and requirements of all governmental officials, authorities or agencies, in respect of its use and occupation of the Premises.

7.10       INDEMNIFICATION

           Indemnity of Landlord

         Tenant shall indemnify Landlord and all of its servants, agents, employees, contractors and persons for whom Landlord is in law responsible and all other tenants and occupants of the Project and shall hold them and each of them harmless from and against any and all liabilities, claims, damages, losses and expenses, including all legal fees and disbursements, due to, arising from or to the extent contributed to by:

(a) any breach by Tenant of any of the provisions of this Lease;

(b) any act or omission of any person on the Premises or any use or occupancy of or any articles in the Premises;

(c) any act or omission of Tenant or any of its servants, agents, employees, invitees, licensees, sub-tenants, concessionaires, contractors or persons for whom Tenant is in law responsible on the Premises or elsewhere on or about the Project;

(d) any injury, death or damage to persons or property of Tenant or its servants, agents, employees, customers, contractors or any other persons on the Project by or with the invitation, licence or consent of Tenant; and

(e) any damage, destruction or need of repair to any part of the Project caused by any act or omission of Tenant or its servants, agents, employees, customers, contractors, or persons for whom Tenant is in law responsible, notwithstanding any other provisions of this Lease including Landlord's repair obligations under
Article 6.1 above.

7.11       LAST SIX MONTHS OF TENANCY

         During the last six months of the tenancy hereby created, unless Tenant shall have renewed this Lease in which event during the last six months of the renewal term, Landlord shall have the right at reasonable times, and so as not to interfere with Tenant's business, to enter and show the Premises to prospective tenants.

7.12       INTEREST ON OVERDUE ACCOUNTS

         If Tenant shall fail to pay any Rent from time to time payable by it to Landlord hereunder promptly when due, Landlord shall be entitled to interest thereon at a rate of three (3%) percent per annum in excess of the prime rate of interest charged by Landlord's bank in Toronto from time to time from the date upon which same was due until actual receipt of payment thereof.

7.13       RULES AND REGULATIONS

         The rules and regulations in regard to the Project endorsed in this Lease or attached hereto as Schedule "D", with such reasonable variation, modifications and additions as shall from time to time be made by Landlord, of which notice thereof shall have been given to Tenant in writing, shall be observed and performed by Tenant and its agents, clerks, servants or employees, and all such rules and regulations now in force or hereafter put in force shall be read as forming part of the terms and conditions of this Lease as if the same were embodied herein. The rules and regulations shall not conflict with the provisions of this Lease.

7.14       COSTS

         Tenant shall be responsible for and pay to Landlord immediately after demand all costs incurred by Landlord, including, without limitation, reasonable compensation for all time expended by Landlord's own personnel, legal costs on a solicitor and his own client basis, and all other costs of any kind whatsoever, arising from or incurred as a result of any default of Tenant or any enforcement by Landlord of any of Tenant's obligations under this Lease or any other agreement or obligation of Tenant to Landlord, whether or not related to the Premises.

ARTICLE VIII
LANDLORD AND TENANT COVENANT WITH EACH OTHER

8.1        OCCUPANCY AFTER TERM

         In the event of Tenant holding over beyond the Term hereby granted with or without the consent of Landlord and without any further written agreement, the tenancy resulting shall be a monthly tenancy only at a monthly rental equivalent to 150% of the monthly amount of Basic Rent last herein mentioned, and Additional Rent as provided herein and subject to termination at the election of Landlord or Tenant upon one month's notice in writing, and subject also to the terms, conditions and covenants herein set out, except as to the length of tenancy, it being understood that the acceptance of rent or any implied condition in no way renews this Lease as a yearly tenancy.

8.2        DEFAULT


(a)        The following are events of default hereunder:

         (i) If and whenever the Rent hereby reserved, or any part thereof, shall not be paid on the day appointed for payment thereof and if such non- payment continues for five (5) days after written notice thereof to Tenant by Landlord,

         (ii) in case of default, breach or non performance by the Tenant of any of the Tenant's covenants or agreements herein contained and if such default continues for fifteen (15) days after written notice thereof to Tenant by Landlord and Tenant shall not have remedied within such fifteen (15) day period or, if such default will take more than fifteen
         (15) days to remedy, the Tenant has not commenced to remedy and is proceeding diligently to remedy such default,

         (iii) in case of the seizure or forfeiture of the Term for any of the causes in this Lease mentioned,

         (iv) if Tenant shall attempt or threaten to move its goods, chattels or equipment out of the Premises, other than as allowed under this Lease,

         (v) if a receiver shall be appointed for the business, property, affairs or revenues of Tenant, or if the Tenant shall file for bankruptcy protection or shall be adjudged bankrupt or the Tenant shall be filed into bankruptcy or take the benefit of any insolvency or bankruptcy legislation, or

         (vi) the Lease is transferred without the Landlord's consent,

then and in any of such cases, the then current and the next three (3) months' Basic Rent and Additional Rent shall be forthwith due and payable and Landlord shall have the following rights and remedies, all of which are cumulative and not alternative:

         (i) to terminate this Lease in respect of the whole or any part of the Premises and to re-take possession of the whole of any part of the Premises and expel all persons from the Premises and remove all property from the Premises and sell or dispose of it as the Landlord sees fit, all with service of written notice on Tenant. If this Lease is terminated in respect of part of the Premises, this Lease shall be deemed to be amended by the appropriate amendments, and proportionate adjustments in respect of Rent and any other appropriate adjustments shall be made;

         (ii) itself, or by its agents or employees, or by a receiver or replacement thereof appointed in writing by Landlord, to enter the Premises as agent of Tenant and as such agent to relet the Premises for whatever term (which may be for a term extending beyond the Term) and on whatever terms and conditions as Landlord in its sole discretion may determine and to receive the rent therefor and, as the agent of Tenant, to take possession of any furniture, fixtures, equipment, stock or other property thereon and, upon giving written notice to Tenant, to store the same at the expense and risk of Tenant or to sell or otherwise dispose of the same at public or private sale without further notice, and to make such alterations to the Premises in order to facilitate their reletting as Landlord shall determine, and to apply the net proceeds of the sale of any furniture, fixtures, equipment, stock or other property or from the reletting of the Premises, less all expenses incurred by Landlord in making the Premises ready for reletting and in reletting the Premises, on account of the Rent due and to become due under this Lease and Tenant shall be liable to Landlord for any deficiency and for all such expenses incurred by Landlord as aforesaid; no such entry or taking possession of or performing alterations to or reletting of the Premises by Landlord shall be construed as an election on Landlord's part to terminate this Lease unless a Notice of such intention or termination is given by Landlord to Tenant;

         (iii) to remedy or attempt to remedy any default of Tenant in performing any repairs, work or other covenants of Tenant hereunder and, in so doing, to make any payments due or claimed to be due by Tenant to third parties and to enter upon the Premises, without any liability to Tenant therefor or for any damages resulting thereby, and without constituting a re-entry of the Premises or termination of this Lease, and without being in breach of any of Landlord's covenants hereunder and without thereby being deemed to infringe upon any of Tenant's rights pursuant hereto, and, in such case, Tenant shall pay to Landlord forthwith upon demand all amounts paid by Landlord to third parties in respect of such default and all reasonable costs of Landlord in remedying or attempting to remedy any such default as Additional Rent;

         (iv) to take possession of the Premises and all contents thereof itself or by a receiver or any replacement thereof appointed by Landlord in writing and carry on the business on the Premises and sell this Lease or sub-let the Premises and sell the contents of the Premises in such manner as may seem advisable to Landlord or the receiver or any replacement thereof, all in the name of Tenant;

         (v) to obtain damages from Tenant including, without limitation, if this Lease is terminated by Landlord, all deficiencies between all amounts which would have been payable by Tenant for what would have been the balance of the Term but for such termination, and all net amounts actually received by Landlord for such period of time; and

         (vi) to suspend or cease to supply any utilities, services, heating, ventilating, air-conditioning and humidity control to the Premises, all without liability of Landlord for any damages, including indirect or consequential damages, caused thereby.

(b) Default hereunder by Tenant entitling Landlord to declare forfeiture of this Lease and, if it so elects, to terminate shall not affect or prejudice the right of Landlord to sue for all arrears of Rent prior to termination or Landlord's right to damages arising from the unexpired portion of the Term.

8.3.       DAMAGE AND DESTRUCTION

(a)        Damage to Premises

         If the Premises are damaged or destroyed, in whole or in part, by fire or any other casualty or occurrence, this Lease shall nonetheless continue in full force and effect unless terminated as expressly hereinafter in this Subsection 8.3(a) provided, and the following provisions shall apply:

         (i) If such damage or destruction is caused by an occurrence against which and to the extent that Landlord either is required to insure pursuant to this Lease or against which Landlord is otherwise insured, then the following provisions shall apply:

                                          (A) if the damage is such as to render
                                        the  whole or any  part of the  Premises
                                        unusable for the purpose of Tenant's use
                                        and occupancy  thereof,  Landlord  shall
                                        deliver to Tenant within sixty (60) days
                                        following  the  occurrence of the damage
                                        its  reasonable  written  opinion  as to
                                        whether  or not the damage is capable of
                                        being   repaired,   to  the   extent  of
                                        Landlord's repair obligations under this
                                        Lease, within one hundred eighty (180) days following such occurrence;

                                          (B)  if  in  Landlord's   opinion  the
                                        Premises  are capable of being  repaired
                                        as aforesaid  within one hundred  eighty
                                        (180) days  following  such  occurrence,
                                        Landlord  shall  diligently  proceed  to
                                        perform   such   repairs   as  are   its
                                        responsibility under this Lease;

                                          (C) if it is  Landlord's  opinion that
                                        the  Premises  are not  capable of being
                                        repaired as aforesaid within one hundred
                                        eighty   (180)   days   following   such
                                        occurrence, Landlord may, at its option,
                                        elect by written  notice given to Tenant
                                        within   sixty   (60)  days  after  such
                                        occurrence,  to  terminate  this  Lease,
                                        whereupon   Tenant   shall   immediately
                                        surrender  possession  of the  Premises,
                                        and  Rent  and all  other  payments  for
                                        which Tenant is liable  hereunder  shall
                                        be  apportioned to the effective date of
                                        such  termination.  If Landlord does not
                                        so elect to  terminate  this  Lease,  it
                                        shall  diligently  proceed to repair the
                                        Premises    to   the   extent   of   its
                                        obligations under this Lease;

                                          (D) if the  Premises  are, as a result
                                        of   any   such   occurrence,   rendered
                                        unusable  in  whole  or in part  for the
                                        purpose of  Tenant's  use and  occupancy
                                        thereof,  then Basic  Rent shall  abate,
                                        but only to the extent that Tenant's use
                                        and occupancy of the Premises is thereby
                                        diminished, which determination shall be
                                        conclusively  made  by  Landlord  acting
                                        reasonably,  until the seventh (7th) day
                                        following the date of delivery to Tenant
                                        of written notice from Landlord that the
                                        Premises   are  ready   for   Tenant  to
                                        commence its repairs to the Premises pursuant to its obligations under this Lease; and

                                          (E)  the  respective   obligations  of
                                        Landlord  and Tenant with respect to the
                                        repair and  restoration  of the Premises
                                        following any damage, shall be performed
                                        in   accordance   with  the   applicable
                                        obligations to repair  contained in this
                                        Lease  and shall be  performed  with all
                                        reasonable  speed.  Tenant  acknowledges
                                        that the  obligations of Tenant pursuant
                                        hereto  to  repair  the  Premises  after
                                        damage  shall be  performed  without the
                                        benefit  of the  contribution,  if  any,
                                        made  by  Landlord  to the  cost  of the
                                        original   construction   of   Leasehold
                                        Improvements therein.

         (ii) If the damage or destruction is caused by an occurrence against which Landlord is not insured or required to insure or beyond the extent to which Landlord is required to insure pursuant to this Lease or if such damage or destruction occurs within two (2) years prior to the expiry of the Term if there are no remaining rights of either of the parties hereto to extend or renew the same or if within fifteen
         (15) days after such occurrence any party hereto having the right to renew or extend the Term fails to do so, and if, in Landlord's reasonable opinion, the Premises are not capable of being repaired within thirty (30) days from the occurrence of such damage or destruction, Landlord may, at its option, elect by written notice given to Tenant within thirty (30) days after such occurrence, to terminate this Lease whereupon Tenant shall immediately surrender possession of the Premises and Rent shall be apportioned to the effective date of such termination; if this Lease is not terminated as aforesaid there shall be no abatement of Rent unless and to the extent expressly provided in Paragraph (i) of Subsection 8.3(a) above and the parties shall repair as provided above.

(b)           Partial Destruction of Building

         Notwithstanding anything to the contrary contained herein, in the event that twenty-five percent (25%) or more of the Gross Rentable Area in the Building is destroyed or substantially damaged by any cause, whether or not there is any damage to the Premises, Landlord may, at its option, elect by written notice given to Tenant within ninety (90) days after such occurrence, to terminate this Lease as of a date specified therein, which date shall be not less than thirty (30) days after the giving of such notice, in which event Tenant shall vacate and surrender possession of the Premises by not later than the effective date of termination, and Rent shall be apportioned to the effective date of termination. If Landlord does not so elect to terminate the Lease, Landlord shall diligently proceed to repair and rebuild the Building to the extent of its obligations under this Lease, provided that Landlord's obligations pursuant to this Subsection 8.3(b) shall be limited to the extent that any failure to repair or rebuild the Building would adversely affect Tenant's access to or use of the Premises.

(c)        Restoration of Premises or Building

         It is agreed that, in the event that Landlord repairs or rebuilds the Premises or the Building, to the extent required herein and in accordance with the provisions of Subsections 8.3(a) and 8.3(b) hereof, it shall not be obliged to do so precisely in accordance with the plans and specifications for the construction of the Premises or the Building prior to such damage, so long as the Premises as repaired or rebuilt to the extent required herein are reasonably similar in form and condition to the Premises as they existed prior to such damage, and so long as Tenant's use and occupancy of and access to the Premises is not unreasonably diminished by any difference in plans and specifications for the reconstruction of the Premises or the Building after damage.

8.4        REMOVAL OF FIXTURES

(a) Except as may be otherwise expressly agreed by Landlord in writing, or provided herein, no Leasehold Improvements, trade fixtures, furniture or equipment shall be removed by Tenant from the Premises, either during or at the expiration or sooner termination of the Term of this Lease.

(b)  Provided that notwithstanding the foregoing:

         (i) During the Term of this Lease, Tenant may remove from the Premises furniture, drapery or equipment in the normal course of its business, and where and to the extent that such furniture, drapery or equipment has become excess for Tenant's purposes, or when Tenant is substituting therefor furniture, drapery or equipment of equivalent value; and at the end of the Term of this Lease, Tenant may remove furniture and equipment and trade fixtures, and may, if Landlord so expressly agrees in writing, remove drapery and drapery hardware;

         (ii) Tenant shall at the end of the Term of this Lease remove such Leasehold Improvements from the Premises as Landlord shall require to be removed and on the termination of this Lease or any renewal hereof, in case any alterations shall have been made, restore the Premises to the condition they were in previous to such alterations unless Landlord should prefer that such alterations should remain but, in such case, without any compensation being allowed to Tenant for same; and any such restoration work required to be made by Tenant shall be undertaken prior to the expiry of the Term or immediately after termination of this Lease and shall be carried through and completed expeditiously. This Article 8.4 shall survive the expiry or earlier termination of this Lease.

               Notwithstanding  anything  to  the  contrary  contained  in  this
         Article 8.4(b)(ii), so long as Tenant is Delta Capital Technologies Inc., or an Affiliate, and is itself in possession of and conducting its business from the whole of the Premises throughout the Term in accordance with this Lease, the Tenant shall not be required to remove those Leasehold Improvements provided by the Landlord on Tenant's behalf as Turn-Key Improvements, as more particularly defined in
         Article 10.3.

         (iii) In the case of any removal either during or at the end of the Term of its Lease, Tenant shall at its expense, make good any damage caused to the Premises or the Project by the installation or removal;

         (iii) In the event that, for whatever reason, Tenant has not completed restoration work either prior to the expiry of the Term or immediately after the termination of the Term, Tenant shall pay to Landlord, Landlord's reasonable estimate of the cost to complete such restoration as a Special Service.

8.5        INSURANCE

(a)        Landlord's Insurance

           Landlord shall take out and keep in force throughout the Term, upon such terms and conditions and in such amounts as would be maintained by a prudent owner of a property similar to the Project, the following insurance:

         (i) public liability and property damage liability insurance with respect to the Project;

         (ii)fire and standard extended perils or "all risks" coverage and boiler and machinery insurance on all real and personal property owned by Landlord or for which it is legally responsible comprising or located upon the Project; and

         (iii) such other forms of insurance as Landlord or its mortgagee, debenture holder or other secured creditor may from time to time consider advisable.

           For greater certainty, nothing herein shall be construed as requiring Landlord to insure Tenant's Leasehold Improvements or any other property owned or brought onto the Project by Tenant whether affixed to the Project or not.

           Tenant acknowledges and agrees that, notwithstanding that Tenant shall be contributing to the cost of Landlord's insurance with respect to the Project, Tenant shall not have any insurable interest in, or any right to recover any proceeds under any of Landlord's policies.

(b)        Tenant not to Jeopardise Landlord's Insurance

           Tenant shall neither do, permit nor omit to be done, anything in the Premises or the Project which might result in any increase in the premiums for Landlord's insurance coverage or which might result in actual or threatened reduction or cancellation of or material adverse change in such coverage.

           Tenant shall pay any such increases in premiums forthwith upon demand as a Special Service. In determining Tenant's responsibility for any increased premiums, a statement by the party establishing the relevant insurance rate shall be conclusive evidence of the various components of such rate.

           If any insurance coverage with respect to the Project or any part thereof is actually, or threatened to be, either cancelled, reduced or materially adversely changed by the insurer by reason of the condition, use or occupancy of the Premises or any part thereof, or any act or omission of Tenant or any person for whom Tenant is in law responsible, and if Tenant fails to remedy the condition, use, occupancy, act or omission giving rise to such actual or threatened cancellation, reduction or change within ten (10) days after Notice thereof from Landlord (or any shorter period which shall be two (2) days less than the period allowed to Landlord in the notice from Landlord's insurer), Landlord may at its option either:

         (i) re-enter and take possession of the Premises forthwith by leaving upon the Premises Notice of its intention so to do and thereupon the provisions of this Lease respecting Landlord's remedies shall apply; or

         (ii)enter upon the Premises and remedy such condition, use, occupancy, act or omission and Tenant shall on demand pay Landlord for the remedy as a Special Service. Tenant agrees that no such entry by Landlord shall be deemed re-entry or a breach of any covenant of quiet enjoyment contained in this Lease.

           Tenant agrees that Landlord shall not be liable for any damage to any property located on the Premises as a result of any such entry or re-entry by Landlord.

(c)        Tenant's Insurance

(i) Throughout the Term and such other times as Tenant occupies the Premises or any part thereof, Tenant shall, at its expense, take out and keep in force the following insurance:

                           (A) "all risks" insurance upon property of every kind owned by Tenant, or for which Tenant is legally liable, or installed by or on behalf of Tenant in the Project, including, without limitation, Leasehold Improvements, in an amount of not less than the full replacement cost thereof without any deduction for depreciation, which amount shall be conclusively determined by Landlord in the event of any dispute with respect thereto. Such coverage shall insure against fire and all other perils as are from time to time included in the standard "all risks" coverage including, without limitation, sprinkler leakages (where applicable), and earthquake, flood and collapse, and shall be subject to a replacement cost endorsement and a stated amount co-insurance clause. Loss shall be payable to Tenant and Landlord as their interests may appear;

                           (B) comprehensive general liability insurance including but not limited to occurrence basis property damage, personal injury liability, blanket contractual liability, liquor liability if Tenant has a liquor license, non-owned automobile liability and products and completed operations with respect to the Premises and Tenant's use of the Project, coverage to include the activities conducted by Tenant and any of its servants, agents, contractors, subcontractors and persons for whom Tenant is in law responsible, in any part of the Project. Such policies shall have inclusive limits of at least Five Million ($5,000,000) Dollars for each occurrence involving bodily injury, death or property damage, or such higher limits as Landlord may reasonably require from time to time. Such policies shall also include
                           Tenant's legal liability insurance under an "all risks" form for the whole replacement cost of the Premises, including loss of use thereof. Such policies shall also contain cross liability and severability of interest clauses, and Landlord shall be named as an additional insured as shall Tenant's contractors and subcontractors, where applicable;

                           (C) business interruption insurance providing "all risks" coverage;

                           (D) any other form of insurance in such amounts and against such risks as Landlord may reasonably require from time to time, including without limitation the following insurance:

                                          (1) plate  glass   insurance   on  all
                                        internal and external glass in or about the Premises;

                                          (2) comprehensive boiler and machinery
                                        insurance   on  a  blanket   repair  and
                                        replacement basis with limits for each accident in an amount not less than the full replacement cost of all Leasehold Improvements and providing coverage with respect to all objects introduced into the Project by or on behalf of Tenant and containing a joint loss endorsement or agreement.

         (ii) Each of Tenant's insurance policies as aforesaid or any other policies which Tenant may take out shall contain:

                           (A) a waiver of any subrogation rights which Tenant's insurers would have against Landlord or any person, firm or corporation for whom Landlord may in law or by agreement be responsible or for whom Landlord may have agreed to obtain such a waiver;

                           (B) a provision that Tenant's insurance policy shall be primary and shall not call into contribution any other insurance available to Landlord;

                           (C) a waiver, as respects the interest of Landlord, of any provision in any tenants' insurance policies with respect to any breach of any warranties, representations, declarations or conditions contained in the said policies; and

                           (D) an undertaking by the insurers that no material change, cancellation or termination of any policy will be made unless Landlord has received not less than thirty (30) days prior Notice thereof, delivered in accordance with the provisions of this Lease.

         (iii) All policies shall be taken out with such insurers and be in such form as are satisfactory from time to time to Landlord. Tenant shall deliver to Landlord certificates of insurance in the form designated by Landlord within thirty (30) days after the placement or renewal of such insurance, and shall from time to time furnish to Landlord upon demand similar certificates confirming the renewal or continuation in force of Tenant's insurance.

         (iv)  Tenant  hereby  releases  Landlord  and  its  servants,   agents,
         employees, contractors and those for whom Landlord is in law responsible from all losses, damages and claims of any kind in respect of which Tenant is required to maintain insurance or is otherwise insured.

(d)        Landlord's Right to Place Tenant's Insurance

           If Tenant at any time fails to take out and keep in force any insurance required by or pursuant to this Lease or to deliver to Landlord satisfactory proof of the good standing of any such insurance, Landlord shall, without prejudice to any of its other rights hereunder, have the right but not the obligation to effect such insurance on behalf of Tenant, and the cost thereof together with all reasonable expenses incurred by Landlord shall be paid by Tenant to Landlord upon demand as a Special Service.

8.6        LANDLORD'S NON-LIABILITY

           Tenant agrees that Landlord shall not be liable or responsible in any way for any injury or death to any person or for any loss or damage to any property at any time in, on or about the Premises or any property owned by or being the responsibility of Tenant or any of its servants, agents, customers, contractors or persons for whom Tenant is in law responsible elsewhere in, on or about the Project, no matter how the same shall be caused and unless any such death, injury, loss or damage is caused or contributed to by the gross negligence of Landlord, its servants, agents, employees, contractors or persons for whom Landlord is in law responsible. Without limiting the generality of the foregoing, Landlord shall not be liable or responsible for any injury, death, loss or damage to any persons or property caused or contributed to by any of the following: fire, explosion, steam, water, rain, snow, electricity, gas, or falling plaster; or by dampness or leaks from any pipes, appliances, plumbing works, roof, exterior walls or any other source whatsoever; and Landlord shall not be liable or responsible in any way for any injury, death, loss or damage to any person or property caused by any other tenants or occupants of the Project or by any occupants of any adjoining property or by the public or by the construction of any public, quasi public, or private work or utilities. All property kept or stored in or about the Premises or kept or stored by Tenant or any of its servants, agents, customers, contractors or persons for whom Tenant is in law responsible elsewhere in the Project shall be at the sole risk of Tenant and Tenant shall indemnify Landlord and save it harmless in respect of the same. Without in any way limiting or affecting the generality or interpretation of the foregoing provisions of this Article 8.6, it is agreed that Landlord shall in no event be liable for any indirect or consequential damages suffered by Tenant. Irrespective of whether Landlord installs or requires Tenant to install any particular type of demising wall or partition, and even if the same is for any reason accessible to easy unauthorized entry, Landlord shall not be liable for any losses or damages sustained thereby on or in respect of the Premises or any persons or property thereon, and Tenant shall be responsible for its own security and alarm systems, subject to Landlord's consent, but the giving or withholding of consent shall not impose any liability whatever on Landlord, and shall indemnify Landlord for any such losses or damages.

8.7        ACCIDENTAL STOPPAGE OF SERVICES

           Landlord shall not be responsible for any damage which may be caused if, nor shall Tenant be entitled to claim diminution or abatement of Rent should accidentally or temporarily, the water, heating, air-conditioning or supply of electric or other utility be stopped or cease working.

8.8        INABILITY OF LANDLORD OR TENANT TO PERFORM COVENANTS

           Whenever and to the extent that Landlord or Tenant shall be unable to fulfil or shall be delayed or restricted in the fulfilment of any of their respective obligations hereunder in respect of the supply or provision of any service or utility or the doing of any work or the making of any repairs by reason of being unable to obtain the material, goods, equipment, service, utility or labour required to enable it to fulfil such obligation or by reason of any statute, law or order-in-council, or any regulation or order passed or made pursuant thereto or by reason of the order of direction of any administration, controller or board, or any governmental department or officer or other authority or by reason of not being able to obtain any permission or authority required thereby, or by reason of any other cause beyond its control whether of the foregoing character or not, Landlord or Tenant, as the case may be, shall be relieved from the fulfilment of such obligation during the period of such delay or restriction and the other of them shall not be entitled to compensation for any inconvenience, nuisance or discomfort. If Landlord or Tenant, as the case may be, can provide the required material without infringing on any of the governmental regulations in force, the other of them shall avail itself of such material in order to do any work or make any repairs as hereinbefore provided.

8.9        INSTALLATION, REPAIR OR RECONSTRUCTION OF SERVICES OR COMMON AREAS

           Landlord and any person authorized by Landlord shall have the right but without unduly interfering with Tenant's business:

(a) to install, maintain and/or repair pipes, wires, ducts or other installations in, under or through the Premises for or in connection with the supply of any services to the Premises or the Project or any part thereof. Such services shall include, without limitation, telephone or intercommunication systems, and

(b) to relocate or alter Project common areas including Common Areas from time to time as Landlord may desire, including the reduction, increase or change of the size, location and contours thereof provided always that access to and from the Premises to the elevator lobbies, at least one washroom for men, at least one washroom for women and fire escapes required by law on the floor on which the Premises are located, are at all times available.

8.10       RELOCATION - INTENTIONALLY DELETED

8.11       TAX AMOUNT, UTILITY COSTS TO THE PREMISES AND COSTS OF OPERATION

(a) During the Term, Tenant shall pay the Tax Amount, the Utility Costs consumed within the Tenant's Rentable Area and Tenant's Proportionate Share of the Costs of Operation.

(b) Prior to the commencement of the Term and of the commencement of each fiscal period selected by Landlord thereafter which commences during the Term, Landlord shall estimate the Costs of Operation, Tax Amount and Utility Costs of the Tenant's Rentable Area, for the ensuing fiscal period or, if applicable, broken portion thereof, as the case may be, and notify Tenant in writing of the estimated Tax Amount and Utility Costs to the Tenant's Rentable Area and Tenant's Proportionate Share of the Costs of Operation. The amount so estimated shall be payable in equal monthly instalments in advance over such fiscal period or, if applicable, broken portion thereof, such monthly instalments being payable on the same day and in the same manner as the monthly payments of Basic Rent. Landlord may, from time to time, alter the fiscal period selected, in which case, and in the case where only a broken portion of the fiscal period is included within the Term, the appropriate adjustment in monthly payments shall be made. From time to time during the fiscal period, Landlord may re-estimate any of the foregoing on a reasonable basis for such fiscal period or broken portion thereof, in which event Landlord shall notify Tenant in writing of such re-estimate and fix monthly instalments for the then remaining balance for such fiscal period or broken portion thereof such that, after giving credit for the instalments paid by Tenant on the basis of the previous estimate or estimates, the entire Tax Amount, Utility Costs to the Tenant's Rentable Area and Proportionate Share of the Costs of Operation will have been paid during such fiscal period or broken portion thereof. As soon as practicable after the expiration of each fiscal period, Landlord shall make a final determination of the Costs of Operation and of the Proportionate Share thereof for such fiscal period or, if applicable, broken portion thereof and of Tax Amount and Utility Costs to the Tenant's Rentable Area and notify Tenant, and Landlord and Tenant shall make the appropriate re-adjustment and payments. Notices by Landlord stating the amount of any estimate, re-estimate or determination of Costs of Operation and Utility Costs to the Tenant's Rentable Area, or the Proportionate Share of the Costs of Operation, or monthly installments payable, need not include particulars of costs.

(c) If any of the Premises are located on part of a floor that is less than a full floor, Tenant's fraction of Common Area costs will be estimated, charged, paid, determined and settled in the same manner as Tenant's Proportionate Share of Costs of Operation.

8.12       STATEMENT RE LEASE STANDING

           Landlord and Tenant, at any time and from time to time, upon not less than ten (10) days prior notice to the other, shall execute, acknowledge and deliver to the other, or to whomsoever the other may direct, a statement in writing stating that this Lease is unmodified and in full force and effect, or if there has been modification, that the same is in full force and effect as modified, and the dates to which the Rent has been paid, and stating whether or not, to the best knowledge of the signatory of such certificate, Landlord or Tenant, as the case may be, is in default of any covenant, agreement or condition contained in this Lease, and if so, specifying each such default of which the signatory may have knowledge, it being intended that any such statement delivered pursuant hereto may be relied upon by any prospective purchaser and/or assignee of Landlord's or Tenant's respective interest in this Lease or in the Project.

8.13       POSTPONEMENT, SUBORDINATION AND ASSIGNMENT

(a) Tenant agrees that it will, at the request of Landlord from time to time, postpone and subordinate this Lease and all Tenant's rights hereunder in favour of any mortgage or mortgages covering the Project, or any part thereof, which Landlord may arrange and make from time to time, and Tenant agrees that it will execute all postponement agreements and any other documents or assurances which may be required by Landlord from time to time to give effect to this provision; provided that, in any event, before requiring Tenant to postpone or subordinate as hereinbefore set out, Landlord shall make reasonable effort to obtain from any mortgagee an acknowledgement and assurance in writing addressed to Tenant, whereby such mortgagee acknowledges that, in the event of any such mortgagee realising upon the security, it will not disturb Tenant and will permit Tenant to remain in possession under this Lease and in accordance with the terms thereof, so long as Tenant is not in default.

           Tenant agrees that, whenever requested by Landlord or a mortgagee, it shall attorn to and become the tenant of such mortgagee, or any purchaser from such mortgagee in the event of the exercise by the mortgagee of its remedies under the mortgage, or to any assignee from Landlord of Landlord's interest under this Lease, on the same terms and conditions as are set forth in this Lease for the unexpired residue of the Term. Tenant shall execute promptly on request by Landlord or a mortgagee, any certificates, agreements, instruments of attornment and other such instruments or agreements in such form as requested by Landlord or a mortgagee from time to time to give effect to such attornment or to otherwise give full effect to any of the provisions of this section 8.13.

(b) Landlord and/or Head Landlord shall have the right to sell, lease, convey, mortgage or otherwise dispose of the Project or any part thereof and to assign this Lease and any interest of Landlord and/or Head Landlord pursuant to this Lease without any restriction. If Landlord and/or Head Landlord shall sell, lease, convey, mortgage or otherwise dispose of the Project or any part thereof or shall assign this Lease and any interest of Landlord and/or Head Landlord pursuant to this Lease, then, to the extent that the purchaser or assignee agrees with Landlord and/or Head Landlord to assume the covenants and obligations of Landlord and/or Head Landlord hereunder, Landlord and/or Head Landlord shall thereupon and without further agreement be released of all liability pursuant to the terms of this Lease.

           Nothing in this clause shall operate to prevent Landlord and Tenant from amending or varying any of the terms of, or cancelling this Lease, as they may agree, provided that, notwithstanding the foregoing, Landlord and Tenant shall not be entitled to amend this Lease by deleting this section 8.13(b) therefrom, or for the purposes of providing for any further prepayment of rental in addition to those provisions for prepayment of rentals, if any, contained in this Lease at the time of execution of this Lease.

8.14       REMEDIES TO SUBSIST

           No waiver of any of Tenant's obligations under this Lease and no waiver of any of Landlord's rights hereunder in respect of any default by Tenant hereunder shall be deemed to have occurred or be given as a result of any condoning, excusing, overlooking or delay in acting upon by Landlord in respect of any default by Tenant or by any other act or omission of Landlord. All rights and remedies of Landlord under this Lease and at law shall be cumulative and not alternative, and the exercise by Landlord of any of its rights pursuant to this Lease or at law shall at all times be without prejudice to any other rights of Landlord, whether or not they are expressly reserved.

8.15       CONTROL OF PROJECT

           The Project is at all times subject to the exclusive control and management of Landlord. Without limiting the generality of the foregoing, Landlord shall have the right to police and supervise any or all portions of the Project; obstruct, lock up or close off all or any part of the Project for purposes of performing any maintenance, repairs or replacements or for security purposes or to prevent the accrual of any rights to any person or the public or any dedication thereof; grant, modify and terminate any easements or other agreements respecting any use or occupancy, maintenance of or supply of any services to any part of the Project; and use or permit to be used any part of the Common Areas in the Project for promotional activities, merchandising, display, entertainment or special features.

(b) Tenant agrees that it has no interest in any lands or air rights above the lands now or in the future excluded from the Project as aforesaid and Tenant agrees to execute and deliver immediately after the request of Landlord all documents reasonably requested by Landlord to confirm Tenant has no interest in any lands now or in the future excluded from the Project; in default of Tenant executing or delivering any such documents within ten (10) days after request of Landlord, Landlord shall be and is hereby appointed attorney for Tenant to execute such documents for and on behalf of Tenant and in its name, and shall survive and may be exercised during any subsequent legal incapacity of Tenant

8.16 LANDLORD'S RIGHT TO ENTER PREMISES

           Landlord, without limiting any other rights Landlord may have pursuant hereto or at law, shall have the right, but not the obligation, to enter the Premises at any time and for any of the following purposes: as set out in Article 7.2; to protect the Premises or any part of the Project in respect of any construction or other work being performed in premises adjoining or in the vicinity of the Premises or the Project; for any purposes as determined by Landlord in cases of emergency; to read any utility or other similar meters located in the Premises; and at any time during the Term, to show the Premises to prospective purchasers, mortgagees or lenders.

8.17       SPECIAL SERVICES

(a) Landlord shall be the exclusive supplier, at Tenant's expense, of any Special Services unless Landlord otherwise advises Tenant. If Landlord advises that it shall not be the supplier of any aspect of Special Services, only persons approved by Landlord acting reasonably may supply such aspect of Special Services to Tenant but subject to reasonable rules and regulations established by Landlord.

(b) Unless otherwise expressly agreed between Landlord and Tenant to the contrary in respect of any specific matter from time to time, all work performed and materials supplied by Landlord for Tenant described as Special Services or otherwise shall be paid for by Tenant to Landlord immediately after demand at Landlord's cost for the same plus ten percent (10%) for inspection, supervision, overhead and profit or such other reasonable amounts as may be charged by Landlord for overhead and profit from time to time.

8.18       SECURITY AGREEMENT - Intentionally Deleted

8.19       INDEMNITY - Intentionally Deleted

8.20       NOTICES

           Any notice required or contemplated by any provision of this Lease which Landlord or Tenant may desire to give to the other shall be in writing and shall be sufficiently given to Tenant, by personal delivery or by registered mail, postage prepaid, and mailed in one of Canada Post Corporation's Post Offices and addressed to Tenant at the Premises, attention President, with a copy to Delta Capital Technologies Inc., Suite 1400, 1166 Alberni Street, Vancouver, B.C., V6E 3Z3 and to Landlord, by registered mail, postage prepaid, and mailed in said Post Office and addressed to Landlord as follows:

                  c/o O&Y Enterprise Alberta,
                  Suite 1250, 555 4th Avenue S.W.,
                  Calgary, Alberta, T2P 3E7,

with a copy to:   O&Y Enterprise,
                  1 First Canadian Place,
                  Suite 3300, P.O. Box 20,
                  Toronto, Ontario, M5X 1B5,
                  Attention: Vice-President and Counsel, Leasing Legal Services

and such notice shall be effective as of the date of such personal delivery or five (5) days after posting as the case may be. In the case of postal disruption, all notices pursuant to this Article 8.20 are to be delivered, with delivery to Landlord as set out above.

8.21       REGISTRATION

(a) Tenant shall not register this Lease or any assignment or sublease or other document evidencing an interest of Tenant or anyone claiming through or under Tenant in this Lease or the Premises except that Tenant may register a Caveat which describes the parties, the Term, and contains the other minimum information required under the Land Titles Act of Alberta, but the Caveat must be in a form satisfactory to Landlord, acting reasonably. The cost of preparation, Landlord's approval, execution, and registration of such Caveat shall be borne by Tenant and shall be paid by Tenant forthwith upon demand. Promptly upon registration of such Caveat, Tenant shall forthwith provide to Landlord details of such registration together with a duplicate registered copy of the Caveat. Upon the expiration of the Term of this Lease, Tenant shall at its sole cost and expense and without request or demand by Landlord, discharge the registration of such Caveat.

(b) Tenant irrevocably appoints Landlord as Tenant's attorney with full power and authority to execute and deliver in the name of and on behalf of Tenant; such discharges and other documents as shall be required or desired by Landlord to expunge or discharge (after the expiry or earlier termination of this Lease) from the title of the Land on which the Project is located, any such Caveat which may be filed by Tenant with respect to this Lease; or any other documents necessary to give full effect to Landlord's rights under this Section 8.21.

8.22       GOVERNING LAW

           This Lease is to be governed by and construed according to the laws of the Province of Alberta.

8.23       GENDER

           The words "Landlord" and "Tenant" and the personal pronouns "it" and "its" relating thereto and used therewith shall be read and construed as "Landlord" or "Landlords", "Tenant" or "Tenants" respectively, as the number and gender of the party or parties in each case require and the number of the verb agreeing therewith shall be construed as agreeing with the said word or pronoun so substituted and all covenants shall be deemed to be joint and several.

8.24       CAPTIONS

           The captions and headings in this Lease form no part of the Lease and shall be deemed to have been inserted for convenience of reference only.

ARTICLE IX
MISCELLANEOUS

9.1        SUCCESSORS AND ASSIGNS

           This indenture shall enure to the benefit of and be binding upon the parties hereto, their respective executors, administrators, successors and assigns.

9.2        COMPLETE AGREEMENT

           It is understood and agreed that, other than and to the extent that any other written agreement between Landlord and Tenant respecting the Premises expressly remains in force, this Lease constitutes the complete agreement between the parties and that there are no covenants, representations, agreements, warranties or conditions in any way relating to the subject matter of this Lease or the tenancy created hereby expressed or implied, collateral or otherwise, except as expressly set forth herein. Tenant acknowledges that no representatives of Landlord are authorized to make, on Landlord's behalf, any covenants, representations, agreements, warranties or conditions of any kind or in any manner whatsoever other than as expressly set forth in writing in this Lease in the form in which it is executed by Landlord.

           No amendment to this Lease shall be binding upon Landlord unless the same is in writing and executed by Landlord.

9.3        TIME OF THE ESSENCE

           Time is of the essence of this Lease and of every part of it.

ARTICLE X
ADDITIONAL PROVISIONS

10.1       DEPOSIT

         Tenant has delivered a cheque made payable to O&Y Enterprise Alberta in the amount of $51,803.15 to be held by Landlord without interest as a deposit pursuant to the terms of this Lease to be applied to the last two (2) months' Basic and Additional Rent including G.S.T., when due. If Tenant defaults in the payment of Rent at any time during the Term, Landlord may apply the amount of such deposit then remaining to the amount of Rent then unpaid. Upon so doing, Landlord will advise Tenant and Tenant will forthwith replenish the deposit.

         Landlord may deliver the deposit to any purchaser of Landlord's interest in the Project and Landlord shall thereby be discharged of any further liability with respect to such deposit. Landlord may commingle the deposit with its own funds and shall not hold the deposit as a trustee.

10.2       PARKING

         If Tenant is Delta Capital Technologies Inc., or an Affilitate and is in occupation of the Premises throughout the Term in accordance with the Lease and if Tenant is not in default, then Landlord shall, throughout the Term of the Lease, provide Tenant with 4 permit(s) for random parking in Phoenix Place's parking facility and 4 permit(s) for random parking in the 910 - 7th Avenue SW parking facility, at Landlord's prevailing rates for parking from time to time. At this time, the prevailing rate is $185.00 per permit per month for a permit in the Phoenix Place parking area; $200.00 per permit per month for a permit in the 910 - 7th Avenue SW parking area. Although Landlord will attempt to accommodate Tenant's request for a specific type of permit, Tenant acknowledges that permits for some types of parking areas are subject to availability. If Landlord cannot accommodate Tenant's request, Landlord will, in any event, provide Tenant with its permit(s) in the 910 - 7th Avenue SW parking area. Tenant must accept from Landlord all the permits to which it is entitled on the Commencement Date or forfeit the number it has not elected to take. Tenant acknowledges and agrees that this is a contractual right only and does not form part of the Premises demised to Tenant and no landlord and tenant relationship exists with respect to this parking right, but the obligations shall be binding upon successors and assigns of Landlord's interest in the Building. Tenant agrees to sign, on Landlord's request, Landlord's standard form of parking license agreement for the Building's parking facility.

10.3       TENANT'S LEASEHOLD IMPROVEMENTS

         Provided Tenant has executed the Lease in a form satisfactory to Landlord, Landlord shall complete a turnkey improvement package (the "Turnkey Improvements") in accordance with the Working Drawings, and similar to the preliminary plan (the "Preliminary Plan") attached hereto as Schedule "C-2", on or before the Commencement Date. Any work in addition to Landlord's work set out above shall be performed by Tenant at its sole cost, subject to Landlord's prior approval. If the Lease is terminated by Landlord due to Tenant's default in the performance of any of its covenants or obligations under the Lease prior to expiration of the Term, Tenant shall, without prejudice to Landlord's other rights and remedies contained in the Lease, pay to Landlord an amount calculated by multiplying the actual cost of the Landlord's Work to complete the Premises (as of the date Landlord starts to conduct Tenant's fixturing) by a fraction which has, as its numerator, the number of months then left in the Term and, as its denominator, the number of months in the Term. The projected cost of the Landlord's Work to complete construction of the Premises shall be provided to Tenant prior to the Commencement Date. Tenant shall be granted access to the Premises prior to the Commencement Date of the Lease to commence with business operations subject to substantial completion of construction. No Rent shall be charged during this early occupancy period.

         Landlord and Tenant acknowledge the Premises are partially completed in accordance with the Preliminary Plan. It is agreed and understood Tenant shall be permitted to meet with the Landlord's interior designer and general contractor to make minor modifications to the Preliminary Plan, and subject to Landlord's prior approval.

10.4       EXTENSION OF TERM

         If Tenant is Delta Capital Technologies Inc., or an Affiliate and is itself in occupation of the whole of the Premises throughout the Term in accordance with the Lease and if Tenant is not in material default and has not been in material default during the Term which default was not cured within the applicable period provided in this Lease, and Tenant has delivered a written Notice to Landlord not more than 18 months and not less than 12 months before the expiration of the Term that Tenant wishes to extend the Term, then Landlord shall extend the Term of the Lease for the entire Premises at the expiration of the Term for a period of 5 years (the "Extended Term"). There will be no other right to extend the Term. The Basic Rent rate for the Extended Term shall be the then current market Basic Rent rate for equivalent space in the downtown core. In no event, however, shall such rate be less than the Basic Rent payable during the 12-month period immediately preceding the commencement of the Extended Term. All other terms and conditions of the Lease will apply to the Extended Term, except that there will be no Leasehold Improvement Allowance, no Free Rent and no Landlord's work. If the parties are unable to agree on the Basic Rent to be paid during the Extended Term within 60 days of the date of the Tenant's Notice, then this right to Extend the Term and the Extended Term shall be null and void and neither party shall have any rights or obligations towards the other arising therefrom. If the parties are able to agree upon a Basic Rent rate within such 60 day period, then Tenant shall sign Landlord's then current standard form of net lease for the Building to document the Extended Term or, at the Landlord's option, a Lease Extension Agreement prepared by the Landlord to reflect the terms of the Extended Term. It is understood and agreed that Tenant, in exercising this right, shall be deemed to be exercising a right to extend the Term for all space which Tenant is occupying in the Building.

10.5       RIGHT OF FIRST OFFER

         If Tenant is Delta Capital Technologies Inc., or an Affiliate and is in occupation of the Premises and is not in material default of its obligations under the Lease, then at anytime after February 28, 2001 Landlord shall notify Tenant of the availability of space (not to be less than 6,000 contiguous rentable square feet) available for Leasing in the Building (the "ROFO Space"). If such space becomes available, then Landlord shall first give Notice to Tenant, which Notice shall (i) set forth, in reasonable detail, the terms (including term, rent, inducement, renovations and fixturing period) on which Landlord is prepared to offer the ROFO Space to third parties and (ii) offer the ROFO Space to Tenant on the same terms and conditions as Landlord is prepared to offer to or to accept from a third party except that the expiry date shall be the expiry date of the Lease and such terms shall be adjusted, if necessary, as set out in the following sentence. If the amount of Term left in the Tenant's existing lease is less than the term for which Landlord is prepared to offer the ROFO Space to third parties, then any amounts payable by Landlord on account of inducement or renovation or the length of any fixturing period shall be reduced pro rata to reflect the reduced period in the Tenant's Term. Tenant shall have 5 business days after receipt of Landlord's Notice in which to confirm that it will lease the ROFO Space on the terms set forth in Landlord's Notice, failing which, Landlord shall be free to lease the ROFO Space to a third party and the Tenant shall have no further rights with respect to the ROFO Space.

         If Tenant delivers written Notice within the time specified that it accepts Landlord's offer to lease the ROFO Space, a binding agreement to lease shall exist between Landlord and Tenant on the terms and conditions contained in Landlord's offer. Prior to Tenant being entitled to possession of the ROFO Space, Tenant agrees to enter into a lease amending agreement prepared by Landlord incorporating the terms of Landlord's offer. The ROFO Space shall be accepted by Tenant in an "as is" condition.

         This right granted to Tenant hereby is however subject to the prior rights or privileges of other tenants of either re-leasing their premises or exercising options or privileges to take additional space.

             This right shall expire at such time as the Tenant has leased an additional area(s) in the Building comprising a minimum of 13,325 square feet.

10.6       LETTER OF CREDIT

         Tenant agrees to deliver to Landlord upon the execution of the Lease but, in any event, prior to its possession of the Premises, an irrevocable Letter of Credit to remain in place for the first 3 years of the term from and after the Commencement Date in a form and from an institution satisfactory to the Landlord in the amount of $100,000.00 to secure the timely performance of Tenant's obligations under the Lease. Landlord shall have the right to draw against the Letter of Credit as follows:

                     (a) in an amount equal to the amount then due under the Lease to Landlord or, pursuant to the Lease, to a third party up to the face amount of the Letter of Credit in the event of a default under the Lease; and

                     (b) in an amount equal to the then undrawn amount of the Letter of Credit (if any) if Landlord has exercised its right to terminate the Lease or to retake possession of the Premises and re-let as agent for Tenant in the event of a default by Tenant under the Lease permitting Landlord so to do or if the Tenant is bankrupt. The parties hereto acknowledge that any amount drawn under the provisions of this subsection (b) shall be received by Landlord and retained by it as a bona fide pre-estimate of damages incurred by Landlord and not as a penalty.

         Any amount drawn under subsection (a) above shall be applied by Landlord towards any default by Tenant under the Lease. The Letter of Credit shall permit partial draws. If Landlord makes a partial draw, Landlord shall so notify Tenant and, within 10 days of such notification, Tenant shall provide Landlord with a Letter of Credit for the amount so drawn, it being the intention that, at all times during the first 3 years of the Term from and after the Commencement Date, Landlord shall have in its possession Letter(s) of Credit for the full value stated in the first paragraph of this section. Failure by Tenant to comply with the provisions of this section shall constitute a default under the Lease.

IN WITNESS WHEREOF the parties hereto have executed these presents as of the date first above written.

LANDLORD:                  O&Y PROPERTIES INC.

                           Per:
                           /s/ Robert P. Duteau
                           Robert P. Duteau

                           I/We have the authority to bind the corporation



TENANT:                    Delta Capital Technologies Inc.

                           Per:
                           /s/ Michael Horsey
                           Michael Horsey

                           I/We have the authority to bind the corporation

                                  EXHIBIT 10.19

                             REOVEST Financial, Inc.
                   "Maximizing Equity Value Through Awareness"
                                   03/30/2000

                        Fund Raising Letter of Agreement

This letter is to acknowledge that Reovest Financial, Inc. (Reovest or the "company") through its own abilities and affiliated operatives, shall seek to provide funding relationships for Delta Technologies Capital, Inc. (DCTG).

Upon the successful receipt of funds brought to the company through these various relationships, which will be delineated as they become available, a commission payment based upon 8% (eight percent) to Reovest on all gross proceeds secured.

Reovest will not be entitled to any other fees from the funding party(s) and payment must be made to Reovest within fifteen days of receipt of funds by DCTG. In addition, this letter shall acknowledge that one-half of this commission amount, or any amounts due to Reovest and as negotiated by Reovest and a third party shall be payable to Joseph A. Lynch by the company directly, and Joseph Lynch acknowledges that he has no other financing commission agreements in place with the company. Full confidentiality of any and all financial information sent to Reovest by DCTG, and this agreement shall be binding for a period of twelve months from date of signature.

If these terms are satisfactory to you, please sign and e-mail back to my office (reovest@aol.com) as soon as possible.

Client Company: DCTG

Company Officer :    Paul Davis                     Title:   President
                  ----------------------------                ------------------
                    (please clearly print name)

                   Signature : /s/ Paul Davis Date: __________


Sincerely,   Robert E. Oberndorf
President, Reovest Financial, Inc.

               32271 Lodgepole Drive, Suite A, Evergreen, CO 80439
           (303) 679-1368 fax (303) 679-0076 e-mail: Reovest @ aol.com

                                  EXHIBIT 10.20

                               ASSIGNMENT OF LEASE


Dated this 30th day of June, 2000.

                                    BETWEEN:

                 ALBERNI INVESTMENTS (1988) INC. [The Landlord]

                                       And

                    FLANAGAN ENTERPRISES INC. [The Assignor]

                                       And

                 DELTA CAPITAL TECHNOLOGIES, INC. [The Assignee]


The Assignee hereby offers to assume the Existing Lease of the Premises comprising approximately 1600 square feet within the Building known as 1166 Alberni Street, Vancouver, BC.

The Premises are outlined in the lease agreement attached hereto as Schedule "A" for the balance of the Term of 7 months. The term expires on January 31, 2001.

In Assignee has further option to renew the Existing Lease at the expiration of the Lease Term.

The Assignee agrees to the following additional terms and conditions.

1. The Premises are to be occupied and used specifically for business purposes only.

2. The Assignee shall abide by all the terms and conditions contained in the Existing Lease.

3. Any  leasehold  improvements   or  changes  are  the  responsibility  of the
   Assignee.

4. The Assignee accepts the Premises on an "as is, where is" condition.

5. The Assignment of Lease document is to be prepared and attached to and shall form part of the Existing Lease and shall be firm and binding upon all parties to the Agreement.

6. All costs assessed with this Assignment of Lease to be borne by the Assignor.

SIGNED, SEALED AND DELIVERED By the Landlord I the presence of:

s/s   Maria Johnson                          s/s
-------------------------                    -----------------------------------
                                             Landlord:
                                             ALBERNI INVESTMENTS (1988) INC.
SIGNED, SEALED AND DELIVERED
by the Assignor in the presence of:

s/s  Wei Ge                                   s/s        Ian Flanagan
--------------------------                   -----------------------------------
                                             Assignor:
                                             FLANAGAN ENTERPRISES INC.

SIGNED, SEALED AND DELIVERED
by the Assignee in the presence of:

s/s  Beverley Kniffen                         s/s        Michael E. Horsey
--------------------------                    ----------------------------------
                                              Assignee:
                                              DELTA CAPITAL TECHNOLOGIES INC.

                                      LEASE

         THIS LEASE dated for reference the 12th day of December, 1996

BETWEEN:

         ALBERNI INVESTMENTS (1988) INC., a body corporate, having an office at ------------------------------- 1701 - 1166 Alberni Street, Vancouver,
         British Columbia

         (the "Landlord")
               --------

                                                            OF THE FIRST PART
AND:

         FLANAGAN ENTERPRISES INC.

         (the "Tenant")
               ------
                                                            OF THE SECOND PART


                                    ARTICLE I
                           BASIC TERMS AND DEFINITIONS

1.01       BASIC TERMS

         The following basic terms are a part of and are referred to in subsequent provisions of this Lease. Any conflict or inconsistency shall be resolved in favor of the other provisions of this Lease and not the Basic Terms:

         (a) "Premises": suite/unit number 1400 on the 14th floor of the building at 1166 Alberni Street, Vancouver, B.C., V6E 3Z3 containing an area of approximately 1,629 square feet (151.33 square meters) as located on the Lands described in Schedule "A" and outlined in bold on the plan attached as Schedule "B" ,
                                                                 ------------

         (b)  "Commencement Date": the 1st day of February, 1997 (section 2.03),

         (c)  "Term"  subject to  postponement  of the Term  pursuant to section
              2.04 hereof, the Term of this Lease begins on the Commencement Date and ends on the 31st day of January, 2001 (section 2.03),

         (d) "Minimum Rent": $19,548 per year ($1,629.00 per month) for the period February 1st, 1997 to January 31st, 1999 and $21,177.00 per year ($1,764.75 per month) for the period February 1st, 1999 to January 31st, 2001 based upon an annual rate of $13.00 per square foot of the Rentable Area (section 3.01(a)),

         (e)  "Permitted  Use of the  Premises":  Office  purposes only (section
              7.01),

         (f)  "Tenant's Trade name": N/A (section 7.05),

         (g)  "Security   Deposit":   $1,888.28  (incl.   GST)  (section  3.04),

         (h)  "Address  for  Notice of  Tenant":  1400 - 1166  Albernie  Street,
              Vancouver,       BC      V6E      3Z3       (section       17.01).


1.02       DEFINITIONS

         In this Lease, unless the context otherwise requires:

         (a) "Additional Rent" means any and all sums of money, operating costs or charges including Interest required to be paid by the Tenant under this Lease (except Minimum Rent), whether or not the same are designated as "Additional Rent", or whether or not the same are payable to the Landlord or otherwise, and all such sums are payable in lawful money of Canada, without deduction, abatement, set-off or compensation whatsoever, except as provided in this Lease.

         (b) "Architect" means the independent Architect from time to time named by the Landlord. The decision of the Architect shall be final and binding on the parties, so long as such decisions are consistent with accepted architectural standards in British Columbia.

         (c) "Building" means, all improvements now or at any time located upon the Lands and comprising the Office Tower, Retail Level and Parkade together with the Common Elements.

         (d)  "Business  Day"  means  any of the  days  Monday  through  Friday,
              between  the   hours    of    7:00   a.m.  and  6:00 p.m., unless
              such day is a  "holiday"  (as  defined in the  Interpretation  Act
              (B.C.)).                                        ------------------

         (e)  "City" means the City of Vancouver.

         (f) "Common Areas" means the areas of the Development that from time to time are not intended to be leased to tenants and are provided for the use of the tenants in common with other tenants.

         (g)  "Common Elements" means:

                   (i) the Common Areas and elements of the Development that from time to time are not intended to be leased to tenants of the Development or are designated from time to time as Common Elements by the Landlord, and

                   (ii) the elements within areas rented or intended to be rented to tenants that are provided for the benefit of tenants in common with other tenants.

         For example, the Common Elements include, but are not limited to, the roof, exterior weather walls, exterior and interior structural elements and bearing walls on the Development; pedestrian sidewalks; exterior landscaped areas; parking areas; enclosed malls, courts and arcades; public hallways and stairways, open malls, service and utility corridors and accommodation; escalators, ramps, moving sidewalks, elevators and other transportation equipment and systems; interior landscaped areas; washrooms; electrical, telephone, meter, valve, mechanical, boiler, mail, storage and janitor rooms and galleries; music, fire prevention, security and communication systems; maintenance workshops; general
signs,  columns,  pipes,  electrical,  heating, ventilating,   air-conditioning,
plumbing,  drainage,  mechanical  and  all   other installations  or   services
located on the Development as well as all truck docks and common loading areas and driveways.

         (h)   "Development" means collectively, the Lands and Building.

         (i) "Interest" means interest at the Prime Rate plus 5 % per annum calculated and compounded monthly unless such rate is not permitted by law in which case it means the maximum rate which is permitted by law.

         (j) "Lands" means those lands in the City upon which the Building is being or has been constructed, and which are more particularly described in Schedule "A".

         (k) "Landlord's Improvements" means all improvements forming part of the Premises, but excluding all Tenant's Improvements.

         (l) "Mortgage" means any mortgagee(s) for the time being of all or any part of the Development.

         (m) "Occupation Rent" means the Minimum Rent plus Additional Rent estimated by the Landlord on a daily basis (section 2.05).

         (n) "Office Tower" means all parts of the Development but excluding the Retail Level and the Parkade.

         (o) "Operating Costs" means all reasonable costs and expenses, without limitation or duplication, incurred by or on behalf of the Landlord, for the operation, management, protection, preservation, security, cleaning, repair, replacement, renovation, updating and maintenance of the Development, including, for example, and without limitation:

               (i) the salary, wages, payroll expenses and other compensation benefits of employees, independent contractors and agents of the Landlord engaged in the operation, maintenance, repair, administration and management of the Development,

               (ii) the cost of goods, services, equipment and supplies incurred directly or indirectly in the operation, maintenance, repair, administration and management of the Development, including:

                    (A) the costs of purchasing or renting materials, supplies, mechanical equipment, tools and signs,

                    (B) sales, use and excise taxes on goods and services purchased by the Landlord,

                    (C) the costs of professional and consulting services including services for the purposes of energy conservation or allocation of various costs and expenses among the tenants of the Development,

                    (D) the costs incurred in legal proceedings taken to protect the general well-being of tenants or their use and enjoyment of the Development or to enforce covenants in the leases of the Development as they affect the general well-being of tenants in the Development,

                    (E) the costs, whether incurred before or during the Term, of any capital improvements, equipment or devices (including the cost of extended warranties, if any), installed or paid for by the Landlord in order to:

                         (1) conform with any change in legal or insurance requirements, or

                         (2) effect a labour-saving, energy-saving or other economy, or

                         (3)    improve security, or

                         (4)    improve  the  comfort  and   enjoyment   of  the
                                Development for the tenants of the Development,

                         amortized over the useful life of such capital improvement, equipment or device (determined in accordance with generally accepted accounting principles), plus interest on the unamortized balance at the Prime Rate or such higher rate as may have been paid by the Landlord from time to time on borrowed funds,

                    (F)  a  pro  rata   portion  of  any  prepaid   expenses  as
                         determined by the Landlord,

               (iii)all  taxes,   rates   (including  real  property  and  local
                    improvement rates and taxes), duties and assessments that may be levied, rated, charged or assessed against the Development and, without limiting the generality of the foregoing, every tax, charge, rate, assessment or payment which may become a charge or encumbrance upon or be levied or collected upon or in respect of all or any part of the Development, whether charged by any municipal, parliamentary or other authority,

               (iv) all charges for public  services  and  utilities,  including water, gas, sewer, electrical power, steam or hot water used upon or in respect of the Development and the rental of related fittings, machines, apparatus, meters, or other things and for all work or services performed by any corporation or commission in connection with such utilities,

               (v)  license, permit and inspection fees,

               (vi) insurance  premiums and other charges for insurance incurred pursuant to Article 8.02 hereof including without limitation, reserves established by the Landlord for deductible amounts and losses in excess of insurance coverage in such amounts and for such risks including business interruption, loss of rental, by-law, earthquake, and flood insurance as the Landlord or any Mortgagee in their sole discretion shall elect to maintain,

               (vii)the  reasonable   charges  and  expenses  of  operating  and
                    maintaining the administration office within the Development including its deemed rental expenses,

              (viii) an  administration  fee of up to 15%  of  the  total  cost incurred by the Landlord with respect to any work done by the Landlord at the Tenant's request or in respect of work done by the Landlord because of the Tenant's default in observing or performing any of the covenants of this Lease and on the part of the Tenant to be observed and performed, all of which costs shall be allocated to each fiscal year of the Landlord without any duplication in accordance with generally accepted accounting principles as determined by the accountants of the Landlord, and such costs shall be allocated between the tenants in the Office Tower, Retail Level and Theater on a fair and reasonable basis as determined by the Landlord in its sole discretion from time to time, but excluding:

                    (A) depreciation,

                    (B) income taxes of the Landlord,

                    (C)  interest  on debt  (other  than  debt  contemplated  in
                         subparagraph    1.02(o)(ii)(E))    and   legal    fees,
                         disbursements and other charges respecting such debt,

                    (D) charges for the repair of damage to the Development but only to the extent that the Landlord has received reimbursement from tenants or from the net proceeds of insurance (after payment of any deductible),

                    (E) expenses incurred by the Landlord in respect of the installation of the Landlord's Improvements,

                    (F) leasing commissions, and

                    (G) the capital costs of any expansion of the Building,

                         PROVIDED that if in any fiscal period designated by the
                    Landlord the Building is less than 95% occupied during the whole of that fiscal period, "Operating Costs" shall mean the amount obtained by adjusting the actual Operating Costs for such fiscal period as if the Building had been 95% occupied during the whole of such fiscal period. Such adjustment shall be made by adding to the actual Operating Costs an amount which would allow the Landlord to receive 95% of the actual operating costs from the tenants as if the Building had been 95% occupied.

          (p) "Parkade" means all parts of the Development that are used for the purpose of parking of automobiles or ancillary to such use, or designated as Parkade by the Landlord from time to time.

          (q) "Premises" means the premises described in section 1.01(a) consisting of the space within the top surface of the floor, bottom surface of the ceiling and the inside surface of all demised walls and glass but excludes all Common Elements.

          (r) "Prime Rate" means the rate of interest per annum as charged from time to time (no matter how calculated) designated by The Royal Bank of Canada as being its (highest, if more than one) prime commercial lending rate charged by it for demand loans in Canadian funds made at its main branch in Vancouver.

          (s) "Proportionate Share" means the fraction which equals the square footage of the Rentable Area of the Premises (as determined by the Architect) divided by the total Rentable Area in the Development, whether leased or not.

          (t)  "Rentable Area" means:

               (i) where the area leased to a tenant is a full floor in the Office Tower, then the area computed by measuring from the inside surface of glass in exterior walls and from the centre line of exterior walls where no glass exists (excluding any major vertical penetrations such as elevator and stairwell shafts), with no deduction for columns or projections based on BOMA Standard Method of Measuring Floor Area in office building (ANSI/BOMA Z65.1-1996), and

               (ii) where the area  leased to a tenant is less than a full floor in the Office Tower, such area shall be computed by measuring the walls and partitions surrounding the Premises from the inside surface of glass in exterior walls, or from the centre line of exterior walls where no glass exists, from the centre line of corridor walls and other permanent partitions, and from the centre line of partitions that separate the Premises from other rentable premises with no deduction for columns or projections, plus a portion of the Common Areas on that floor, which portion shall be a fraction, the numerator of which shall be the area of the Premises, as previously set forth in this clause (s)(ii), and the denominator of which shall be the total area of rentable premises on the floor (whether actually rented or not) BOMA Standard Method of Measuring Floor Area in office building (ANSI/BOMA Z65.1-1996), and

               (iii)where the area  leased to a tenant is on the  Retail  Level, then the area computed by measuring the walls and partitions surrounding the Premises from the inside surface of the glass in exterior walls, from the centre line of exterior walls where no glass exists, from the centre line of the corridor walls and other permanent partitions and from the centre line of the partitions that separate the Premises from other rentable premises, with no deduction for columns or projections BOMA Standard Method of Measuring Floor Area in office building (ANSI/BOMA Z65.1-1996),

         (u) "Retail Level" means all parts of the Development that are not the Office Tower or Parkade and are from time to time constructed as Retail Level, or designated as such by the Landlord.

         (v) "Rules and Regulations" means the rules and regulations adopted by the Landlord from time to time acting reasonably and in such manner as would a prudent Landlord of a reasonably similar Development. The Rules and Regulations existing as at the Commencement Date are those set out in Schedule "C".

         (w) "Sales Taxes" means any and all taxes, fees, levies, charges, assessments, rates, duties, and excises (whether characterized as sales taxes, purchase taxes, value-added taxes, goods and services taxes or any other form) which are imposed on the Landlord or which are levied,
              rated   or  assessed  on  the  act of entering  into this Lease or otherwise on account of this Lease, on the use or the occupancy of all or any part of the Premises on the Minimum Rent, Additional Rent or any other sums deemed to be rent payable under this Lease or any portion of it or in connection with all or any part of the business of renting the Premises but excluding income tax under the Income Tax Act.

         (x) "Tenant's Improvements" means all of the Tenant's furniture, equipment, stock and trade fixtures and such other property supplied by the Tenant in or forming part of the Premises from time to time and shall include, without limitation, those improvements included in the "Tenant's Work" as set out in
              Schedule "E" hereto, if applicable, but shall exclude any "Landlord's Work".


                                   ARTICLE II
                             GRANT OF LEASE AND TERM

2.01       GRANT

         In consideration of the rents, covenants and agreements contained in this Lease on the part of the Tenant to be paid, observed and performed, the Landlord leases to the Tenant and the Tenant leases from the Landlord the Premises.

2.02       RESERVATION TO LANDLORD

         All Common Elements within the Premises as well as access to them through the Premises for the purpose of their use, operation, maintenance, and repair and replacement from time to time are expressly reserved to the Landlord.

2.03       TERM

         TO HAVE AND TO HOLD the Premises for the Term set out in section 1.01(c) commencing on the Commencement Date set out in section 1.01(b), unless postponed pursuant to section 2.04, and ending on the expiry of the Term unless sooner terminated, or extended by renewal (if applicable) under section 17.02 hereof.

2.04       POSTPONEMENT OF TERM

         The Landlord shall make all reasonable efforts to have the Premises ready for occupancy before the Commencement Date. If the Premises are not ready for occupancy by such time, the Commencement Date shall be postponed for a period equal to the duration of the delay. The Landlord shall not be liable for any loss, damage, injury or inconvenience which the Tenant may sustain by reason of the inability of the Landlord to deliver the Premises ready for occupancy on the Commencement Date.

2.05       EARLY POSSESSION

         The Tenant may, subject to:

         (a)      completion of all the Landlord's Improvements in the Premises,

         (b) the Tenant receiving all necessary final approvals, licenses and occupancy permits,

         (c)      the Premises being ready for occupancy, and

         (d)      proof of Tenant's insurance pursuant to Article VIII hereof,

if it desires, but only with the Landlord's prior written approval, begin to use and occupy all or part of the Premises prior to the Commencement Date but the Tenant shall pay Occupation Rent to the Landlord for such use and occupancy until the Commencement Date. Such Occupation Rent shall be proportionate to the relation that the area of the Premises, occupied from time to time, bears to the Rentable Area of the Premises. Possession shall be granted and taken subject to the terms and conditions of this Lease, except to the extent that such terms and conditions are inconsistent with this clause.

2.06       PARKING

         Tenant parking is available within the Development and shall be negotiated separately by the Tenant with the Landlord or the Landlord's parking operator as the Landlord may designate and retain and shall be available only on such terms and conditions as are agreed to in writing between the Tenant and the Landlord or the Landlord's parking operator as the Landlord may designate and retain from time to time.


                                   ARTICLE III
                                      RENT

3.01       RENT

         The Tenant will pay Minimum Rent and Additional Rent without any deduction or set off to the office of the Landlord, or at such other place as the Landlord may from time to time designate in writing as follows:

         (a)       Minimum Rent

                   The Tenant shall pay from and after the Commencement Date to the Landlord the Minimum Rent set out in section 1.01(d) to be paid in advance on the first day of each calendar month during the Term.

                   If the Commencement Date is other than on the first day of a calendar month, then the Tenant shall pay a pro rata portion of Minimum Rent for that month.

         (b)       Additional Rent

                   (i) The Tenant's Proportionate Share of realty taxes (except for Landlord's income taxes, capital taxes, business taxes, profits taxes, excess profits taxes, capital gains taxes, and other similar taxes and debt service, and capital retirement of debt on any security affecting the land and Building) and Tenant's Proportionate Share of all costs and expenses incurred by the Landlord to operate, maintain, repair and replace, manage and administer, insure, heat, air-condition and ventilate the Building and as further defined as "Operating Costs" in section 1.02(o) hereof.

                   (ii) Any and all sums of money, including Operating Costs and Interest, paid or incurred by the Landlord and which ought to have been paid or incurred by the Tenant, or for which the Landlord is entitled to reimbursement from the Tenant shall be payable by the Tenant to the Landlord as Additional Rent with Interest from the date they were incurred or payable which Additional Rent and Interest shall also be recoverable as rent, and the rights that the Landlord has in respect of rent the Landlord shall also have in respect of Additional Rent whether or not such amounts are designated elsewhere in this Lease as rent or Additional Rent.

3.02       NET LEASE

         The Tenant agrees that this Lease is a completely carefree Net Lease to the Landlord, except as expressly set out. The Landlord is not responsible during the Term for any costs, charges, expenses and outlays of any nature arising from or relating to the Premises, or their use and occupancy, or their contents or the business carried on in them. The Tenant shall pay all charges, impositions, costs and expenses of every nature and kind relating to the Premises, their use and occupancy, their contents or the business carried on in them.

3.03       "GST" (GOODS AND SERVICES TAX)

         The Tenant agrees to pay the Landlord GST or any similar tax replacing same on all Minimum Rent and Additional Rent, and the Landlord shall have all the rights in respect of GST that the Landlord has in respect of Minimum Rent or Additional Rent under this Lease.

3.04       SECURITY DEPOSIT

     (a) Payment of the Security Deposit is acknowledged as being received in the amount specified in section 1.01(g) from the Tenant upon the execution of this Lease. Such payment shall be held by the Landlord, without liability for interest, as security for the faithful performance by the Tenant of all the terms, covenants and conditions of this Lease, and if, at any time during the Term, the Tenant breaches any term of this Lease, then the Landlord may, at its option, apply all or any portion of such Security Deposit as may in the Landlord's reasonable opinion be necessary to compensate it for such breach, including the Landlord's legal fees and disbursements on a full indemnity basis incurred to enforce the Tenant's performance of all the terms, covenants and conditions of this Lease, without limiting or excluding any other rights which the Landlord may have at law, and if the Tenant has not defaulted under this Lease, then such sum shall be paid to the Tenant upon expiry of the Term.

     (b) If, however, the Landlord does apply all or any portion of such Security Deposit as compensation for a breach of this Lease by the Tenant, then the Tenant shall upon written demand of the Landlord remit to the Landlord a sufficient amount in cash to restore the Security Deposit to the original sum deposited, and the Tenant's failure to do so within five days after delivery of such demand to the Tenant constitutes a breach or default under this Lease.

3.05       INTEREST ON OVERDUE RENT

         All Rent including Minimum Rent, Additional Rent and GST in arrears shall bear Interest from the date the same became due and payable by the Tenant to the Landlord until the date of payment or repayment to the Landlord.


                                   ARTICLE IV
                                      TAXES

4.01       SALES TAXES

     (a) The Tenant shall pay or reimburse to the Landlord, an amount equal to the Sales Taxes, it being the intention of the parties that the Landlord shall be fully reimbursed by the Tenant with respect to any and all Sales Taxes. The amount of the Sales Taxes shall be calculated by the Landlord in accordance with the applicable legislation and the provisions of this Article 4.01 and shall be paid to the Landlord at the same time as the amounts to which Sales Taxes apply are payable to the Landlord under this Lease or upon demand at such other time or times as the Landlord may from time to time determine.

     (b) If the Sales Taxes payable by the Landlord are reduced because of any exemption or deduction to which the Landlord is entitled, then the Landlord may in its discretion allocate such exemption or deduction in such a way as to reduce the Sales Taxes to the extent and in such proportion as the Landlord may determine or in such a way as not to reduce Sales Taxes at all.

     (c) If Sales Taxes are reduced by reason of any exemption or deduction to which the Landlord is entitled by virtue of:

          (i) the payments of any taxes, fees, levies, charges, assessments, rates, duties or excises upon the purchase price of any lands or of any interest therein whether before, concurrently with, or after the execution and delivery of this Lease, or

          (ii) the payment of any taxes, fees, levies, charges, assessments, rates, duties or excises with respect to Minimum Rent, Additional Rent and any other amounts payable by the Landlord as a Tenant under any lease whether such lease is now existing or arises after the date of execution and delivery of this Lease, then the Sales Taxes shall be deemed to be the amount which would have been imposed on the Landlord with respect to the Minimum Rent and Additional Rent paid by the Tenant to the Landlord under this Lease had no such exemption or deduction been permitted.


4.02       BUSINESS TAX

         The Tenant covenants to pay or reimburse to the Landlord all taxes with respect to any and every business carried on in the Premises or in respect of the occupancy of the Premises, and any special franchise or other tax in relation to such business as and when such taxes become due and payable, together with any taxes levied on Tenants Improvements made in or to the Premises by or for the Tenant, and all taxes in the nature of business taxes and any taxes levied on fixtures, machinery or equipment of the Tenant assessed by any governmental authority upon the Premises whether levied against, the Landlord or the Tenant.

4.03       OTHER TAXES

         (a) The Tenant covenants to pay or reimburse to the Landlord all rates, duties, charges, assessments and taxes including real property and local improvement rates and taxes which may be rated, charged, assessed and taxed with respect to the Premises during the Term.

         (b) The Tenant agrees to transmit to the Landlord (if the same are received by the Tenant) and the Landlord agrees to transmit to the Tenant (if the same are received by the Landlord) copies of all assessment notices respecting such taxes immediately after receipt.

         (c) If the Landlord requires the Tenant to do so, the Tenant agrees to pay to the Landlord on the first day of each month the amount of money estimated by the Landlord to be sufficient to permit the Landlord to pay the taxes when they are due and any money in addition to the money already paid towards taxes so that the Landlord will be able to pay the taxes in full.

         (d) If the Tenant fails to pay the taxes when they are due, the Landlord will be at liberty to pay the taxes and from the date of such payment the amount paid by the Landlord will be payable by the Tenant as Additional Rent with Interest (but the Landlord shall not be under any obligation to pay the taxes for the Tenant).


                                    ARTICLE V
          DEVELOPMENT AND COMMON ELEMENTS - CONTROL, COSTS AND PAYMENT

5.01       CONTROL OF DEVELOPMENT BY LANDLORD

         (a) The Landlord shall operate and maintain the Development in such manner as the Landlord determines from time to time, as would a prudent Landlord of a similar development having regard to size, age and location, subject to normal wear and tear and damage, other than by perils against which the Landlord is in receipt of sufficient insurance proceeds (as further set out in Article XI - Damage and Destruction).

         (b)       The  Development   and  the Common  Elements are at all times
                   subject to the exclusive control and management of the Landlord.

5.02       OPERATING COSTS

         The Tenant covenants to pay monthly, in advance, to the Landlord as Additional Rent, in addition to Minimum Rent, the Tenant's Proportionate Share of the Landlord's estimate of all Operating Costs, subject to adjustment at the end of each fiscal year once actual Operating Costs are known.

5.03       CERTIFICATE OF OPERATING COSTS

         (a) The Landlord shall furnish to the Tenant, upon written demand, as soon as possible after the end of each fiscal year of the Landlord, a certificate of the Landlord or his agent specifying the Operating Costs for such fiscal year.

         (b) Such certificate shall contain sufficient information and be in reasonable detail so as to substantiate the amount of Operating Costs, and shall be prepared in accordance with the terms of this Lease.

         (c) If the Landlord and Tenant disagree on the accuracy of such certificate, the Tenant shall nevertheless make the payment in accordance with the certificate but the matter shall immediately be referred to and resolved by a single arbitrator agreed upon and appointed by the parties and in the absence of such agreement and appointment within 15 days of either party notifying the other of its wish to have the matter referred to arbitration, the matter shall be referred to and finally resolved by a single arbitrator in accordance with the provisions of the Commercial Arbitration Act or any Act amending or replacing same, on the application of either party.


                                   ARTICLE VI
                   UTILITIES, HEATING, VENTILATING AND AIR-CONDITIONING

6.01       ELECTRICITY

         The Landlord will supply all of the electricity which is used in the Premises for building standard lighting and the operation of typewriters, cash registers, and other small equipment used for retail or office purposes. If the Tenant's electrical requirements appear to exceed the normal use (as compared to other tenants) of the electricity, the Landlord may, at its discretion and at the cost of the Tenant, have the Premises separately metered and charge the Tenant separately for such additional consumption as Additional Rent.

6.02       HEAT

         The Landlord will supply adequate heating to the Premises and interior Common Areas at all times during the normal heating season as established by custom and practice for similar buildings in the City. The Landlord may withhold the supply of heat when necessary by reason of accidents or breakdowns or during repairs or improvements which, in the opinion of the Landlord, are necessary.

6.03       AIR-CONDITIONING

         The Landlord will supply air-conditioning to the Premises and interior Common Areas during Business Days in the manner appropriate to the season of the year. The Landlord may withhold the supply of air-conditioning when necessary by reason of accidents or breakdowns or during repairs or improvements which, in the Landlord's opinion, are necessary. The Landlord shall not be responsible for the failure of air-conditioning equipment to perform its function if such failure shall result from any arrangement of partitioning in, or changes or alterations to the Premises; or failure on the part of the Tenant to shade windows which are exposed to the sun; or from any excessive generation of heat by the Tenant's activities or equipment.

6.04       ELEVATORS

         The Landlord will operate the elevators by electric or other power and agrees, except when prevented by a failure of electricity or other power or by reason of repairs or other causes beyond the control of the Landlord, to operate at least one of the elevators each day at all times, subject to any Rules and Regulations imposed by the Landlord on the Tenant from time to time for the reasonable use of the Tenant, and to permit the Tenant, its employees, invitees or licensees, the free use of the elevators while operating, in common with other persons lawfully using them.

6.05       LIMITATION

         The Landlord shall not, in any event, be liable to the Tenant, its employees, invitees or licensees for any direct, indirect, special or consequential damage(s) or economic loss arising by reason of the interruption to any of them of the rights and services described in this Lease whether or not such interruption was caused by the Landlord's negligence.


                                   ARTICLE VII
                             USE OF LEASED PREMISES

7.01       USE OF PREMISES

         The Tenant shall use and occupy the Premises for the purposes only as set out in paragraph 1.01(e) and shall comply in respect of such use with the requirements of federal, provincial and municipal laws and regulations. If a government license or permit shall be required for the proper and lawful conduct of the Tenant's business, and if the failure to secure such license or permit would affect the Landlord, the Tenant, prior to occupying the Premises, shall produce such license or permit for inspection by the Landlord. The Tenant shall at all times comply with the terms and conditions of any such license or permit.

7.02       PREMISES CONFORM TO LAW

         (a) The Tenant shall at its own expense comply with all provisions of law, including without limitation, Federal, Provincial and Municipal legislative enactments, rules and regulations, and by-laws which relate to or affect the Premises, the operation and the use of the Premises, any business conducted by the Tenant on the Premises, or the making of any repairs, changes, substitutions or improvements on or to the Premises or to the abatement of nuisance or conditions which have been created by or at the instance of the Tenant, and comply with all police, fire and sanitary regulations, directives or recommendations imposed or made by any Federal, Provincial, or Municipal authorities or by any fire or liability insurance underwriters or companies by which the Tenant or Landlord may be insured or any recommendations of the Insurers' Advisory Organization (1989) Inc. or any body having similar functions.

         (b) If the Tenant should desire to contest any such law, directive, order or recommendation with which the Tenant is obligated to comply it may, at its expense, (but only with the Landlord's prior written consent) contest same, and during such contested non-compliance period by the Tenant shall not be deemed to be in breach of this section 7.02. The Tenant agrees to indemnify and hold the Landlord harmless against the cost and against all liability for any damages, interest, penalties and expenses (including all legal expenses on a full indemnity basis) resulting from or incurred in connection with such contest or non-compliance, except that non-compliance shall not continue so as to subject the Landlord to the risk of prosecution for any offense or to cause all or any part of the Development to be condemned or vacated by order of public authority.

7.03       NO NUISANCE

                   The Tenant shall not do or suffer any waste or damage, disfiguration or injury to the Premises or its fixtures and equipment; and shall not use or permit to be used any part of the Premises for any dangerous, noxious or offensive trade, business or occurrence, and shall not cause or maintain or permit the occurrence or maintenance of any nuisance in, at or on the Premises, or the creation or emission of any noxious fumes on or from the Premises.

7.04       FLOOR LOAD

         The Tenant shall not place or permit to be placed a load upon any portion of any floor of the Premises which exceeds the floor load which the area of such floor being loaded was designed to carry having regard to the loading of adjacent areas. The Landlord reserves the right to prescribe the weight and position of all safes and heavy installations which the Tenant wishes to place in the Premises so as to properly distribute the weight, and the Tenant agrees to such reservation.

7.05       NAMES

         (a) The Tenant agrees to operate its business only under the trade name set out in section 1.01(f).

         (b) The Tenant may use the name of the Building for the business address of the Tenant, but for no other purpose.

7.06       CONTINUOUS OCCUPANCY

         The Tenant shall carry on business at the Premises on a regular and continuous basis throughout the Term hereof, and not leave the Premises unoccupied for a period of 15 days or longer without the prior written consent of the Landlord.

7.07       TIDINESS/JANITORIAL SERVICE

         The Tenant will leave the Premises in a reasonably tidy and clean condition at the end of each business day for the performance of the cleaning service. The Landlord will provide for janitorial service to the Premises as frequent as, and at a level, which it deems appropriate for the Development.


                                  ARTICLE VIII
                             INSURANCE AND INDEMNITY

8.01       TENANT'S INSURANCE

         (a) During construction of the Tenant's Improvements and Landlord's Improvements, the Tenant shall maintain broad form builders "all risk" course of construction insurance to at least the full replacement value of all of the Tenant's Improvements and the Landlord's Improvements on the Premises during the construction period and shall provide to the Landlord evidence of such insurance prior to commencement of work.

         (b) The Tenant agrees to take out and keep in force during the Term:

              (i) comprehensive general public liability insurance on an occurrence basis with respect to the business carried on, in or from the Premises and its use and occupancy by the Tenant in the sum of not less than $2,000,000, inclusive,

              (ii) commercial broad form "all risks" (including flood and earthquake) property damage insurance in respect of the Tenant's Improvements (excluding the Landlord's Improvements), as the Landlord may from time to time require, against such perils and in such amounts as are normally insured in the circumstances by prudent Tenants, and as the Landlord may require or approve, acting reasonably,

              (iii) business interruption  insurance against such perils and for such amounts as are normally insured in the circumstances by prudent Tenants, and as the Landlord may approve or require, acting reasonably,

              (iv) boiler and machinery insurance (if applicable), against such perils and in such amounts as are normally insured in the circumstances by prudent tenants as the Landlord may approve or require, acting reasonably.

         (c) At the request of the Landlord, the Tenant shall file with the Landlord such copies of current policies or certificates from insurance agents and proof of their renewal and payment of premiums as the Landlord may require, and if the Tenant fails to insure or to file satisfactory proof of insurance promptly when so required, the Landlord may, without notice to the Tenant, effect such insurance and recover any premiums paid therefor from the Tenant on demand. However, the Landlord shall not be responsible to do so and shall not be liable in any way for anything it does in effecting such insurance.

         (d) The Tenant shall promptly pay all premiums due on the insurance required to be effected by it under this Lease and shall not do anything upon the Premises, which would impair or invalidate the obligation of any insurer, whether of the Landlord or of the Tenant.

         (e) The Tenant will not do or omit or permit to be done upon the Premises anything which shall cause the rate of insurance upon the Building to be increased and that, if the rate of insurance upon the Building shall be increased by reason of the use made of the Premises or by reason of anything done or committed or permitted to be done or omitted by the Tenant or by anyone permitted by the Tenant to be upon the Premises, the Tenant will pay to the Landlord, on demand the amount of such increase. The Tenant will comply in every respect with the rules and regulations, if any, of the Insurers' Advisory Organization (1989) Inc. or any successor or substitute body, and with the requirements communicated to the Tenant of the Landlord's insurance company or companies having policies insuring the Building or its use.

         (f) All insurance policies effected by the Tenant under this clause shall:

              (i)   be   written   by  insurers  licensed  to  do  business  in
                    Canada   and   shall   be   in  a  form satisfactory  to the
                    Landlord,

              (ii) in the case of the builders "all risk" insurance, name the Landlord as an additional insured with loss payable to the Landlord.

              (iii) in  the  case of the "all  risks" property damage  insurance provide  that loss  shall be payable to the Landlord,

              (iv)  in   the   case  of   the  liability  insurance  include the
                    Landlord   as   an   additional  named  insured with a cross
                    liability clause,

              (v)   expressly   provide   that  the insurer  waives any right of
                    subrogation against the Landlord,

              (vi) provide that such insurance cannot be canceled or materially changed without at least 30 days prior written notice to the Landlord and that loss shall be payable to the Landlord notwithstanding any act, omission or negligence of the Tenant which might otherwise result in the forfeiture of the insurance,

               (vii)expressly provide that the insurer  acknowledges  receipt of a copy of this Lease or of the insurance provisions of this Lease.

         (g) The Landlord agrees to make available any of the Tenant's insurance proceeds paid to the Landlord toward the repair or replacement of the insured property unless the Landlord has paid for such repair or replacement or the Lease is terminated pursuant to any provision in this Lease except
                   Article XI (Damage and Destruction).

8.02       LANDLORD'S INSURANCE

         The Landlord agrees to maintain insurance on the Development for the types and in the amounts of coverage which, in its sole discretion, it deems appropriate and subject to the availability of the following types of coverage:

         (a) commercial broad form "all risks", including boiler and machinery, by-law coverage, flood and earthquake, "extended coverage" perils and such other risks as are included in a standard additional perils supplementary insurance policy in an amount equal to the full replacement value of the Building, the equipment, the Landlord's Improvements contained in the Building (but excluding the Tenant's Improvements and other property belonging to the Tenant and located on the Premises with respect to which the Tenant is required to insure under Article 8.01(b)(ii) hereof),

         (b) public liability insurance in respect of Common Areas with limits of not less than $2,000,000.00 for any one occurrence,

         (c) rental abatement insurance as provided for in Article XI (Damage and Destruction) in respect of income to the Landlord from the operation of the Building.

8.03       INDEMNIFY LANDLORD

         (a) Notwithstanding any other provisions of this Lease, and except to the extent of any damage to property or injury to persons caused by the negligence of the Landlord, the Tenant shall indemnify and save harmless the Landlord from and against any and all liabilities, damages, costs, expenses, claims, suits or actions arising out of:

                   (i) any breach, violation or non-performance of any covenant, condition or agreement in this Lease set forth and agreed to by the Tenant to be fulfilled, kept, observed and performed,

                   (ii) any damage to property occasioned by the Tenant's use and occupation of the Premises,

                  (iii) any injury to person or persons, including death resulting at any time, occurring in or about the Premises and/or the sidewalks or hallways adjacent or abutting to same,

                   and such liability to indemnify and save harmless shall survive any termination of this Lease, anything to the contrary notwithstanding.

         (b) Should the Landlord without fault on its part be made a party to any litigation commenced by or against the Tenant, then the Tenant shall protect, indemnify and hold the Landlord harmless and hereby consents to the Landlord at its option applying all or any portion of the Tenant's Security Deposit to compensate the Landlord for any and all costs, expenses, legal fees and disbursements on a full indemnity basis incurred or paid by the Landlord in connection with such litigation and to recover any deficiency remaining after application of all or any portion of the Security Deposit as Additional Rent upon demand.

         (c) The Tenant agrees to indemnify and save the Landlord harmless from and against all costs, expenses, legal fees and disbursements on a full indemnity basis, that may be incurred or paid by the Landlord in enforcing this Lease, unless a court shall decide otherwise.

8.04       RELEASE OF LANDLORD

         (a) The Landlord shall not be responsible for injury to or the death of any person in or about the Premises or any damage to the Landlord's Improvements, and the Tenant's Improvements or to any furniture, equipment, stock and trade fixtures or any other property located within the Development with the express or implied consent of the Tenant or in respect of the Tenant's business. The Landlord shall not be responsible for insuring any Tenant's Improvements or other property of the Tenant in any part of the Premises. The Tenant shall be solely responsible for the loss of, or damage to property of others kept or located in the Premises during the Term.

         (b) The Landlord shall not be liable to the Tenant, its employees, invitees or licensees for any special, consequential damage(s) or economic loss arising from any breach of its obligations under this Lease.

8.05       RELEASE OF TENANT

         The Tenant is not responsible for loss or damage in excess of $2,000,000.00 or such greater amount for which it may carry liability insurance caused by perils against which the Landlord is insured even if caused by the negligence of the Tenant. However, this release does not apply with respect to the wilful or grossly negligent acts of the Tenant.

8.06       RELEASE FROM THIRD PARTY INTERFERENCE

         That no space attached to or connected with the Premises lying in, on or under any public highway or other public or quasi-public property is included in this Lease; and the Landlord shall not be responsible for any loss or damage caused by any interference with or taking away of the whole or any part of such space; and the Tenant shall not be relieved from any of the covenants and conditions of this Lease nor be entitled to any abatement of Minimum Rent or Additional Rent in respect of any such interference or taking.

8.07       DAMAGE BY TENANT'S EQUIPMENT

         The Tenant shall be responsible for any loss or damage whatsoever caused in the Development by the leakage or escape of any water, gas or other substance from any pipes, machinery or equipment installed by the Tenant and used for the purposes of servicing the Premises or any machinery or equipment installed or put there by the Tenant. The responsibility of the Tenant is subject to the exception of loss or damage due to the negligent acts or omissions or willful or wanton misconduct of the Landlord or its agents, employees, independent contractors or other persons for whom the Landlord is responsible at law.

8.08       DAMAGE BY TENANT

         If the Development, including the Premises, elevators, boilers, engines, pipes and other apparatus (or any Common Elements) used for the purpose of heating or air-conditioning the Development or operating the elevators, or, if the water pipes, drainage pipes, electric lighting, windows or other equipment of the Development get out of repair or become damaged or destroyed through the conduct of negligence, carelessness or, misuse by the Tenant, its employees, licensees or invitees in any way stopping up or injuring the heating apparatus, elevators, water pipes, drainage pipes or other equipment or any part of the Development, the expense of the necessary repairs, replacements or alterations shall be borne by the Tenant who shall pay the same to the Landlord immediately on demand.


                                   ARTICLE IX
                      MAINTENANCE, REPAIRS AND ALTERATIONS

9.01       TENANT TO REPAIR PREMISES

         (a) The Tenant shall maintain, repair and keep the Premises (including all the Landlord's Improvements and Tenant's Improvements) in first class condition and repair (except to the extent that the Landlord is obligated to repair the Landlord's Improvements under Article XI - Damage and Destruction).

         (b) The Landlord and its agents and contractors may, at all reasonable times during the Term, enter the Premises to inspect its condition, and if any maintenance or repairs are required to be made to the Premises and providing the Landlord delivers to the Tenant, a notice setting out the necessary maintenance or repairs then the Tenant shall perform the maintenance or repairs required in a good and workmanlike manner within the time period set forth in the notice, and if there is no time period set forth in the notice, then the maintenance and repairs shall be done within a reasonable time.

         (c) Failing maintenance or repair within such time period, the Landlord and its agents and contractors may enter the Premises and perform the necessary maintenance or repairs and to render the account for such work to the Tenant, which account shall be paid by the

                   Tenant within three Business Days of receipt. Failing such payment within three Business Days, Interest shall be chargeable to the Tenant and such account shall be recoverable with Interest as Additional Rent or may be set off against the Tenant's Security Deposit.

9.02       LANDLORD TO REPAIR STRUCTURE

         Subject to Article XI "Damage and Destruction", and only to the extent that insurance proceeds are available to and have been received by the Landlord, the Landlord will make structural repairs to the Development. In the event that any repairs shall be required to be made by the Landlord to the Lands or Development, by reason of the negligence, willful act, or default, of the Tenant, its employees, invitees or licensees, the Tenant shall pay the Landlord the entire cost of such repairs.

9.03       NOTIFY LANDLORD OF ACCIDENTS OR DEFECTS

         The Tenant will immediately notify the Landlord or its agent or representative of any accidents or defects (of which the Tenant is aware) in the Development including, without limitation, the Premises, water pipes, plumbing and heating apparatus, ventilation and air conditioning equipment and electrical wiring and fixtures and, as well, of any matter or condition which may cause injury or damage to the Development or any person or property, but unless otherwise expressly provided for in this Lease there shall be no obligation on the part of the Landlord to repair or make good any such matters.


9.04       ALTERATIONS BY TENANT

         (a) The Tenant will not install or construct any Tenant's Improvements, partitions, fixtures, floor coverings, light fixtures, heavy equipment, safes or machinery upon the Premises, nor undertake or permit any removal, change, alteration or addition, nor affix or attach any article to the Premises without the prior written consent of the Landlord, which consent shall not be unreasonably withheld.

         (b) The Tenant may, with the prior written consent of the Landlord, from time to time improve or alter the Tenant's Improvements or trade fixtures in the Premises to better suit the Tenant's business needs; PROVIDED THAT:

                   (i) the Landlord shall have the right to post, (and if the Landlord fails to so post, the Tenant shall post and maintain on the Landlord's behalf) in conspicuous places in the Premises, notices in writing (pursuant to the Builder's Lien Act or any other similar law) that the Landlord will not be responsible for any Tenant's Improvements or fixtures or other work done by the Tenant or on its behalf,

                   (ii)      the   Tenant   shall  supply  to the  Landlord  for
                             its prior approval plans and specifications for such Tenant's Improvements or alterations,

                  (iii) the Tenant shall cause all work done in connection with any Tenant's Improvements, fixtures or alteration to be done promptly and in a good and workmanlike manner and in accordance with the plans and specifications therefor which have been approved beforehand by the Landlord,

                   (iv) any or all work to be done and material to be supplied in connection with such Tenant's Improvements, fixtures or alterations shall, subject to subparagraph

                             9.04(b)(vi), be done or supplied only by contractors or subcontractors and workmen engaged by the Tenant but first approved by the Landlord, and the Landlord shall have the right to grant such approval conditionally or to withdraw the same at any time with cause,

                    (v) in any event, any work performed by or for the Tenant shall be performed by competent workmen whose labour union affiliations are not compatible with those of any workmen who may be employed on the Development by the Landlord, its contractors, or subcontractors,

                   (vi) any work which affects the Common Elements will be done, if the Landlord so decides, by the Landlord or its contractor at the Tenant's expense, and

                  (vii) the Tenant will pay all of the Landlord's costs in retaining the necessary professional and consulting services to make the approvals or rejections contemplated in this section and all of the costs of any work done by the Landlord or on its behalf plus an administrative fee equal to 15% of the foregoing costs.


9.05       ALTERATIONS BY LANDLORD PERMITTED

         (a) The Tenant acknowledges that it is the long term intention of the Landlord to expand and/or improve the Development from time to time as economic and market conditions permit. In furtherance of this intention, it is understood and agreed that despite anything to the contrary in this Lease, the Landlord shall have the right at all times and from time to time, throughout the Term to:

                   (i) change the area, size, level, location and/or arrangement of all or any part of the Development,

                   (ii) construct other buildings, structures or improvements in the Development, make alterations or rearrangements of or additions to, demolish parts of or build additional stories on any building in the Development (and, for such purposes, to construct and erect columns and support facilities in any building), and construct additional buildings or facilities adjoining or proximate to the Development,

                  (iii)      construct multiple deck,  elevated  or  underground
                             parking   facilities,  and expand,  reduce or alter
                             the same in any manner,

                   (iv) make changes and additions to the pipes, conduits and ducts or other structural and non-structural installations in the Premises or Development to serve the Common Areas, Common Elements and other premises in the Development or to facilitate expansion or alteration of the Development (including, without limitation, the construction and erection of columns and support facilities) but shall make best efforts not to unreasonably interfere with the Tenant's use and enjoyment of the Premises beyond the extent necessarily incidental to such changes, additions and installations, and shall make good any damage to the Premises arising in the ordinary course of such changes and additions,

                    (v) make excavations for building or other purposes upon land adjacent to or under the Development and enter if necessary the Premises for the purpose of doing such work as shall be reasonably necessary to protect or preserve the wall or walls of the Building or the Building from injury or damage and to support them by proper foundations pinning or underpinning but to no greater extent than reasonably necessary for such work,

                   (vi)      add additional lands to the Development,

                  (vii) temporarily obstruct or close off the Common Areas or Common Elements or any parts of them for the purpose of making repairs, replacements, alterations or rearrangements of or additions to the Development, and

                 (viii) have access for itself and all workmen, agents, contractors, invitees and licensees at all reasonable times for the purpose of carrying out the foregoing activities.

          (b)      The Landlord agrees to use reasonable efforts to complete all
                   construction,   alterations,   maintenance   and  repairs  as
                   expeditiously as possible under the circumstances.

          (c) Notwithstanding anything else contained in this Lease, the Tenant agrees that if as a result of the exercise by the Landlord of its rights, the Common Areas or Common Elements are altered or diminished in any manner whatsoever the Landlord shall not be subject to any liability nor shall the Tenant be entitled to any compensation or abatement of Minimum Rent or Additional Rent, nor will any alteration or diminution of the Common Areas or Common Elements be deemed to be constructive or actual eviction, or a breach of the covenant for quiet enjoyment. The Tenant will, at the request and reasonable cost of the Landlord, execute such documents as are reasonably required by the Landlord to release the Tenant's interest in those parts of the Common Areas and the Common Elements designated by the Landlord.

         (d) The Tenant shall be responsible for relocating and protecting its property during the course of any construction, relocation, alteration, reorganization or change to the Development or during the period of the exercise of the Landlord's rights under this section 9.05.

         (e) If any of the foregoing activities permanently reduce, upon completion, the Rentable Area of the Premises then the Minimum Rent shall abate afterwards in proportion to the total Rentable Area taken.


9.06       REMOVAL AND RESTORATION BY TENANT

         (a) All Landlord's Improvements and Tenant's Improvements or any other alterations to the Premises made by the Tenant (or by the Landlord or others on behalf of the Tenant) are the property of the Landlord and will remain the property to the Landlord, without compensation to the Tenant. The Tenant will not remove any such Landlord's Improvements or Tenant's Improvements or alterations or its trade fixtures from the Premises at any time except in compliance with the following:

                   (i) the Tenant may, during the Term in the normal course of its business but only after obtaining the prior written consent of the Landlord, remove its
                             trade   fixtures  if  they
                             exceed the Tenant's purposes. If the Tenant is substituting new and similar trade fixtures no consent will be required,

                    (ii) the Tenant will, at the expiry of or on early termination of this Lease, remove at its own expense the Tenant's Improvements and those of the Landlord's Improvements that the Landlord requires. The Tenant will, at its own expense, repair any damage caused to the Premises or the Development by such removal. If the Tenant does not remove its Tenant's Improvements, within 15 days of the expiry of, or earlier termination of this Lease, they will, at the Landlord's option, become the property of the Landlord and the Tenant will be deemed to be overholding pursuant to Article 15.03 hereof and will pay rent in accordance with the terms of
                             Article 15.03 until the said Tenant's Improvements are removed. The Tenant further agrees that the Landlord may at any time during such a period of deemed overholding enter the Premises and remove the Tenant's Improvements at the Tenant's sole expense and without recourse against the Landlord.

         (b)       The Tenant's Improvements do not include:

                    (i)      plumbing,  electrical,   heating,  ventilating  and
                             air-conditioning   systems  and  fixtures,   in  or
                             serving the Premises,

                    (ii) floor and ceiling covering, partitions, doors, cabinets and paneling that are affixed,

                    (iii)    light fixtures,

                    (iv)     the store front or doors, or

                    (v)      internal stairways, escalators, or elevators.


9.07       NO LIENS

         The Tenant agrees that it will not permit or cause anything to be done on the Premises or with respect to the Premises, which may result in any liens, lis pendens, or judgments being imposed on, or registered against, either the Premises or the Development. If any such lien or encumbrance is registered against the Development then the Tenant shall immediately at its own expense cause the same to be removed by payment or the posting of security in an appropriate court or any other like proceeding.

9.08       SIGNS

          (a) The Tenant shall not cause or permit any sign, picture, advertisement, notice, lettering, flag, decoration or direction to be painted, displayed, inscribed, placed, affixed or maintained in or on any windows or doors of the Development nor anywhere else on or in the Lands and Development, without the prior and continuous consent of the Landlord, which consent will not be unreasonably withheld provided that all such signage is consistent with any applicable municipal regulation and in the Landlord's unfettered discretion, considered consistent with the Development's character and standards. On termination of this Lease any such signage shall be removed by the Tenant at the Tenant's sole expense and after such removal the Development shall be restored and repaired by the Tenant to its original condition before installation of any such permitted signage.

          (b)       The   Tenant   shall  be   responsible   for  all  cost  for
                    installation of signage on doors and directory strips on main lobby and floor lobby.

9.09       BLINDS

         The Tenant will not, without the prior written consent of the Landlord, which consent will not be unreasonably withheld, install any blinds, drapes, curtains, or other window coverings in the Premises and will not remove, add to or change the blinds, curtains, drapes or other window covering, installed by the Landlord from time to time, and agrees to keep window coverings open or closed at various times as the Landlord may from time to time direct or as may be provided from time to time by the Rules and Regulations.

9.10       REPAIR OF APPARATUS

         In case equipment, machinery or any ventilating apparatus, or any part of it, used in connection with the Common Areas or Common Elements becomes inoperable, malfunctioning, obsolete, damaged or destroyed, the Landlord shall have a reasonable time within which to repair the damage to, or replace the equipment, machinery or other apparatus.


                                    ARTICLE X
                         TENANT'S AND LANDLORD'S ACCESS

10.01      TENANTS ACCESSED TO COMMON AREAS

         The Tenant and its employees, invitees and licensees shall have the use during any Business Day in common with others, those parts of the Common Areas leading to the Premises. At times other than any business Day, the Tenant and its employees, invitees and licensees shall have access to the Development and to the Premises and use of the elevators only in accordance with the Rules and Regulations.

10.02      ACCESS BY LANDLORD

The Landlord may, at any time and without liability to the Tenant, enter the Premises to examine the same or for any purpose which it may deem advisable for the operation and/or maintenance of the Development. During the last six months of the Term, the Tenant shall allow such person or persons as may be desirous of leasing the Premises to visit the same on Business Days, provided reasonable notice is given to the Tenant.


                                   ARTICLE XI
                             DAMAGE AND DESTRUCTION

11.01      DESTRUCTION OR DAMAGE

         If during the Term, the Building shall be damaged by any cause, the following provisions shall have effect:

         (a) If the Premises are, in the Architect's opinion, rendered partially unfit for occupancy by the Tenant and remain so for at least 10 days, then the Minimum Rent (but not the Additional Rent) shall abate from the date of the damage in proportion to the part of the Premises so rendered unfit until the Premises have been repaired or restored.

         (b) If the Premises are, in the Architect's opinion, rendered wholly unfit for occupancy by the Tenant and remain so for at least 10 days, then the Minimum Rent (but not the Additional
                   Rent) shall abate from the date of the damage until the Premises have been repaired or restored.

Notwithstanding the provisions of subsections 11.01(a) and (b), if the Premises or Building shall be, in the Architect's opinion, incapable of being repaired or restored with reasonable diligence within 180 days of the happening of the damage and utilizing only the proceeds of insurance available to the Landlord therefor, then either the Landlord or the Tenant may, at its option, terminate this Lease by notice in writing to the other given within 60 days of the date of the damage, and:

         (c) if such notice is given, this Lease shall cease and become null and void from the date of the damage, and the Tenant shall immediately surrender the Premises and all of its interest in them to the Landlord, and the Minimum Rent and Additional Rent shall be apportioned and shall be payable by the Tenant only to the date of such damage or the date the Tenant ceases to occupy the Premises, whichever last occurs, and the Landlord may re-enter and repossess the Premises, provided that

         (d) if within the said period of 60 days neither the Tenant nor the Landlord shall give notice terminating this Lease, or if within the said period the Landlord and Tenant shall agree not to give such notice, then upon the expiration of the said period of 60 days or upon the Landlord and Tenant agreeing (whichever shall be the sooner), the Landlord shall begin to repair and restore the Premises and the Landlord's Improvements and the Tenant shall as soon as it is reasonably possible after commencement of such repairs by the Landlord, repair and restore its Tenant's Improvements, to their original first class condition.

11.02      DESTRUCTION OR DAMAGE

The Landlord shall have the Architect determine within 35 days from the date of damage whether or not the Premises are capable, with reasonable diligence, of being repaired or restored within the 180 day period.

11.03      DESTRUCTION OR DAMAGE

If the Premises are, in the Architect's opinion, capable with reasonable diligence of being repaired or restored within 180 days of the happening of such damage with proceeds of insurance available to the Landlord, then the Landlord shall restore or repair the Premises (including the Landlord's Improvements) and the Tenant shall immediately afterwards repair and restore the Tenant's Improvements and its furniture, equipment, stock and trade fixtures to their original first class condition.

11.04      DESTRUCTION OR DAMAGE

The Tenant agrees that the obligation of the Landlord to rebuild and restore the Premises shall not extend to, or be deemed to, include the rebuilding and restoration of any of the Tenant's Improvements. The

Tenant further agrees that it shall carry out all of its obligations under this Article XI in compliance with and subject to sections 9.04 and 9.06.


                                   ARTICLE XII
                            ASSIGNMENT AND SUBLETTING


12.01      MORTGAGE OF LEASE

         The Tenant shall be entitled upon receiving the Landlord's written consent, which consent will not be unreasonably withheld, to mortgage, pledge or hypothecate this Lease as security for any loan by the Tenant which is specifically taken out and used for the Tenant's Improvements to the Premises during this Lease provided that the amount secured by such mortgage does not exceed 75% of the then current value of the Tenant's Improvements on the Premises supplied by the Tenant and the lender is a chartered bank, trust company, life insurance company or other financial institution authorized to do such business in Canada and that within 10 days after the execution of such mortgage, pledge or hypothecation agreement, a true and complete copy thereof shall be served on the Landlord.

12.02      ASSIGNING OR SUBLETTING

         Notwithstanding any rule of law or equity to the contrary, the Tenant shall not assign, sublet, transfer or enter into or grant a license, concession, or right of occupancy with respect to this Lease, the Premises or any part thereof (a "Disposition") without consent of the Landlord which consent may be withheld without reason in the following circumstances:

          (a) if the Tenant requests the Landlord's consent to a Disposition, the Tenant shall submit to the Landlord the name of the proposed person or other entity to whom the Tenant wishes to make a Disposition (the "Assignee") and information as to the nature of the Assignee's business, reputation, and financial responsibility as the Landlord in its sole discretion may require. The Landlord may further require as a condition before considering a request to make a Disposition a proposed Assignee to agree in writing with the Landlord to fulfill all the obligations of the Tenant under this Lease and that all directors, officers and shareholders of the Assignee guarantee those obligations of the Assignee, on the terms prepared by the solicitors for the Landlord. Upon receipt by the Landlord of the Tenant's request to make a Disposition together with all required information and documents from the Tenant and the proposed Assignee, the Landlord has the right exercisable in writing (the "Notice") within 14 days thereafter to:

                   (i) if the request is to make a Disposition of this Lease or the whole of the Premises, to cancel and terminate this Lease, or

                   (ii) if the request is to make a Disposition of a part of this Lease or part of the Premises to cancel or terminate this Lease with respect to such part of the Premises,

                   and if the Landlord shall exercise any such right to terminate then in each case, the termination date shall be such date as is stipulated in the Notice, shall and in any event be not less than 60 days and not more than 90 days following the giving of Notice by the Landlord. All of the foregoing rights of the Landlord shall be an alternative to, but not in substitution for any other rights which the Landlord may have either to consent or withhold its consent to any such disposition,

         (b) if the Landlord exercises its right to terminate this Lease in whole or in part under Article 12.02(a) hereof, the Tenant shall surrender possession of the Premises or that part which is the subject of the right to terminate, on the date set out in the Notice in accordance with the provisions of this Lease relating to surrender of the Premises at the expiration of the Term. If this Lease is terminated as to a part of the Premises only, the rent payable by the Tenant under this Lease shall abate in proportion to the Rentable Area of the Premises so surrendered,

         (c) if the Landlord does not exercise the right to terminate this Lease after receipt of the Tenant's written request to make a Disposition, the Landlord's consent to the request may, notwithstanding any rule of law or equity to the contrary, be withheld without reason, and without limiting the generality of the foregoing may be withheld if in the Landlord's sole and unfettered opinion and discretion the proposed Assignee:

                   (i) does not have a history of successful business operation in the business to be conducted in the Premises, or

                   (ii)      does     not    have   a  good credit rating and a
                             substantial net worth, or

                  (iii) is not able to finance the Assignee's acquisition of its interest in the Premises and its operations in the Premises without a material risk of defaulting under this Lease and in a manner that will enable the Assignee to carry on business successfully in the Premises throughout the balance of the Term, or

                   (iv) has a history of defaults under commercial leases entered into by the Assignee or by companies or partnerships that the Assignee was an affiliate, principal or shareholder of, or a partner in, at the time of the defaults, or

                    (v) or any direct or indirect subsidiary, affiliate, parent, principal, shareholder or partner of the Assignee is a competitor of the Landlord or any direct or indirect subsidiary, affiliate, parent, principal, shareholder or partner of the Landlord,

                   (vi) pursuant to the terms of the Disposition proposes to pay to the Tenant a rental rate greater than the amount payable under this Lease, or

                  (vii) and/or the Tenant does not provide to the Landlord sufficient information about the Assignee or the terms of the proposed Disposition to enable the Landlord to make a determination concerning the Assignee's suitability or without limitation any of the matters set out above.

12.03      ASSIGNING OR SUBLETTING

The Landlord shall not be liable for any claims or actions by, or any damages, liabilities, losses or expenses of the Tenant, or an Assignee arising out of the Landlord withholding its consent to any disposition and the Tenant waives all rights it may have and acknowledges that its only recourse shall be to bring an application for a declaration that the Landlord shall grant its consent to such a Disposition.

12.04      ASSIGNING OR SUBLETTING

The Tenant shall pay the Landlord any and all costs incurred by the Landlord, including all legal fees and disbursements on a full indemnity basis in conjunction with the Tenant's request for consent of the Landlord to a Disposition under this Article XII or the execution of any certificate or agreement under this Article XII.

12.05      ASSIGNING OR SUBLETTING

Any Disposition approved by the Landlord shall be in writing and a copy of the executed agreement evidencing the disposition shall be provided to the Landlord within seven days of its effective date.

12.06      ASSIGNING OR SUBLETTING

No Disposition of this Lease or of whole or any part of the Premises shall in any manner relieve the Tenant from its responsibilities under all of the terms, covenants and conditions of this Lease. Any violation of any provision of this Lease whether by act or omission by any Assignee shall be deemed a violation of such provision by the Tenant.

12.07      ASSIGNING OR SUBLETTING

If at any time during the Term any or all of the voting shares of the Tenant or of a parent corporation of which the Tenant is a direct or indirect subsidiary, are to be transferred by sale, assignment, bequest, inheritance, operation of law amalgamating, restructuring, reorganization or other disposition so as to result in a change in the present voting control or effective control of the Tenant, or of such parent corporation by the person or persons owning or controlling a majority of such shares of the Tenant or of such parent corporation on the date of the commencement of this Lease, then such a change shall be deemed to constitute a Disposition under section 12.02 and the Tenant shall promptly notify the Landlord in writing not less than 45 days prior to such a change taking effect. If the Tenant fails to give such notice, the Landlord may terminate this Lease at any time after such a change taking effect by giving 30 days written notice of such termination. This provision shall not apply, however, to tenants which are public companies having more than 50 shareholders at the date of this Lease.

12.08      ASSIGNING OR SUBLETTING

If the Tenant is a partnership and if at any time during the Term any person who at the time of the execution of this Lease was a partner, ceases to be a partner, such cessation of partnership shall constitute a Disposition of this Lease for all purposes.

12.09      SALE BY LANDLORD

In the event of the sale by the Landlord of all or any part of the Lands or the Development, or the assignment by the Landlord of this Lease or any interest of the Landlord, and to the extent that any purchaser or Assignee assumes the covenants and obligations of the Landlord, the Landlord shall, without further agreement, be freed and relieved of all liability with respect to such covenants and obligations.

                                  ARTICLE XIII
         STATUS OF LEASE CERTIFICATE, REGISTRATION AND PRIORITY OF LEASE

13.01      TENANT'S CERTIFICATE

         The Tenant agrees at any time and from time to time, upon not less than 10 days, prior notice, to execute and deliver to the Landlord a statement in writing certifying that:

         (a) this Lease is unmodified and in full force and effect (or, if modified stating the modifications and that the same is in full force and effect as modified),

         (b) the amount of the Minimum Rent plus Additional Rent then being paid and the dates to which the same, by installments or otherwise, and other charges, have been paid,

         (c) whether or not there is any existing default on the part of the Landlord of which the Tenant has notice or rights of set off or counterclaim against the Landlord, and

         (d) any other information or statement that a proposed mortgagee or purchaser may reasonably require.

13.02      REGISTRATION OF LEASE

         The Tenant agrees, at the Landlord's request, to register this Lease (at the Landlord's expense) immediately at the Vancouver Land Title Office. The Tenant may request the Landlord to deliver the Lease in a form registrable under the Land Title Act, but the Tenant shall bear all costs of obtaining any necessary plan and effecting registration of this Lease.

13.03      SUBORDINATION AND ATTORNMENT

         (a) This Lease is and will remain subordinate to every mortgage, charge or lien and any renewals or extensions of them (collectively the "Encumbrance") from time to time against the Premises or the Development or any part of it.

         (b) The Tenant will not be required to execute any documents effecting the subordination and attornments provided for in this section 13.03 unless such document stipulates that the Encumbrance holder will not dispossess the Tenant (so long as it complies with the terms of this Lease) in return for the Tenant's agreement not to prepay rent or agree to any other modification of this Lease without the prior written consent of the Encumbrance holder. Provided that such document contains the foregoing agreement, the form and content of the document will be that required by the Encumbrance holder in each case, and each such document will be delivered by the Tenant to the Landlord within 10 days after the Landlord requests it.

         (c) The Tenant will attorn to the holder of any Encumbrance. If possession is taken under, or any proceedings are brought for the foreclosure of, or if a power of sale is exercised resulting from an Encumbrance, the Tenant will attorn to the person that so takes possession if that person requests it and will recognize that person as the Landlord under this Lease.

13.04      ATTORNEY

         The Tenant will execute and deliver whatever instruments and certificates are requested by the Landlord or others to give effect to sections 9.05(c), 13.01 and 13.03 hereof. If 10 days after the date of delivery of a request, the Tenant has not executed whatever instruments and certificates it is required to execute, the Tenant irrevocably appoints the Landlord as the Tenant's attorney with full power and authority to execute and deliver in the name of the Tenant any of those instruments or certificates, or, the Landlord may, at its option, terminate this Lease without incurring any liability to the Tenant and any Indemnifier.


                                   ARTICLE XIV
                  DEFAULT, TERMINATION AND LANDLORD'S REMEDIES

14.01      DEFAULT

         (a) If the Tenant is in default in payment of Minimum Rent or Additional Rent or GST, the Landlord may give written notice of such default to the Tenant. If such default continues for three Business Days after such notice:

                    (i) the whole amount of the Minimum Rent reserved by this Lease for the remainder of the entire Term, together with any and all unpaid installments of Additional Rent and GST for the year in which such default occurs, and Interest, if applicable, shall, at the exclusive option of the Landlord immediately become due and payable by the Tenant, without prejudice to or waiver of the Landlord's right to collect any further Additional Rent or GST as it accrues due, or to cancel this Lease or relet the Premises as agent for the Tenant pursuant to this Article XIV in the event of any further, or continuing default by the Tenant to pay Minimum Rent, Additional Rent or GST or any other breach or default, or

                    (ii) the Landlord may, at its exclusive option, declare that this Lease is in default and is canceled and give written notice of such cancellation to the Tenant as further set out in section 14.02 hereof, or

                    (iii)the  Landlord  may relet the  Premises as agent for the
                         Tenant as further set out in section 14.03 hereof.

               (b) If the Tenant makes any default in the performance or observance of any covenant, condition, restriction, or stipulation, express or implied, arising under this Lease, and to be performed or observed by the Tenant and which has not been expressly waived in writing by the Landlord, the Landlord may give written notice of such default to the Tenant. If such default continues for 5 Business Days after the receipt of such notice by the Landlord, (or, in the case of any default which would reasonably require more than 5 Business Days to rectify, the Tenant has not commenced rectification within the 5 day notice period and diligently and continuously continued with same) the Landlord may:

                    (i) at its exclusive option, remedy such default and charge to the Tenant as Additional Rent and/or set off against the Tenant's Security Deposit, any and all costs, including all legal fees and disbursements on a full indemnity basis, to the

                         Landlord  of  so   remedying   such   default   plus an
                         administrative  charge equal to 15% of such costs, or

                    (ii) at the Landlord's  exclusive option,  declare that this
                         Lease is in default and is canceled, and give written notice of such cancellation to the Tenant, as further set out in section 14.02, or

                    (iii)relet the  Premises  as agent for the Tenant as further set out in section 14.03.

14.02      TERMINATION OF LEASE

                   Upon this Lease being terminated other than by effluxion of time:

         (a) all rights and interests created or then existing in favor of the Tenant shall immediately terminate and the Landlord may re-enter the Premises and repossess and enjoy the same as its former estate, anything to the contrary notwithstanding,

         (b)       notwithstanding   any  such  termination  of this Lease,  the
                   provisions of this Lease relating to the consequences of termination shall survive,

         (c) the Landlord may use such force as it may deem necessary for the purpose of gaining admittance to and retaking possession of the Premises and the Tenant hereby releases the Landlord from all actions, proceedings, claims and demands whatsoever for or in respect of any such forcible entry or any resulting loss or damage, and

         (d)       the Tenant shall pay to the Landlord on demand:

                    (i) Minimum Rent and Additional Rent and all other amounts payable up to the time of re-entry or to termination, whichever shall be the later,

                    (ii) such  reasonable  expenses as the Landlord may incur or has incurred in connection with the re-entering, terminating, re-letting, collecting sums due or payable by the Tenant, realizing upon assets seized, including without limitation brokerage, legal fees and disbursements on a full indemnity basis, and the expenses of keeping the Premises in good order, repairing the same and preparing them for re-letting,

                    (iii)as liquidated  damages for the loss of rental and other income of the Landlord expected to be derived from the Lease during the period which would have constituted the unexpired portion of the Term had it not been terminated an amount determined by reducing to present worth at an assumed interest rate of 10% per annum, all Minimum Rent and Additional Rent to become payable during the period which would have constituted the unexpired portion of the Term, such determination to be made by the Landlord who may make reasonable estimates of any such other amounts which would have become due under this Lease, and may make such other assumptions of fact as may be reasonable in the circumstances, less any Minimum Rent and Additional Rent received by the Landlord from the Premises and

                    (iv) GST on amounts calculated in accordance with paragraphs
                         14.02(d)(i), (ii) and (iii) hereof.

14.03      RIGHT TO RELET ON TENANT'S ACCOUNT

         The Tenant further agrees that, on the Landlord becoming entitled to cancel this Lease, the Landlord in addition to all other rights, shall have the right to maintain the Lease, re-enter the Premises or any portion or portions of them as agent of the Tenant, either by force or otherwise, without being liable for any prosecution or damages, and to relet the Premises (or any portion or portions of them for a term which may be lesser or greater than the balance of the Term) as agent of the Tenant, and to take possession of any furniture or other property on the Premises and to sell same at a public or private sale without notice and to apply the proceeds of such sale and any rent derived from reletting the Premises upon account of the Minimum Rent, Additional Rent and GST under this Lease, and the Tenant shall be liable to the Landlord for any deficiency, if any.

         The Tenant shall pay to the Landlord, on demand, or the Landlord may set off against the Tenant's Security Deposit all such reasonable expenses as the Landlord may incur in re-entering and re-letting the Premises, or collecting arrears of Minimum Rent, Additional Rent and GST, including legal fees and disbursements on a full indemnity basis, brokerage fees, the expenses of keeping the Premises in good order and of preparing the Premises for re-letting, and an administrative charge equal to 15% of the foregoing amounts.

14.04      BANKRUPTCY OR SEIZURE

         In the event that, without the prior written consent of the Landlord:

         (a)       the Premises:

                   (i) remain vacant or are not used for a period of 15 days, or

                   (ii) shall not be occupied by the Tenant within 15 days of the Commencement Date, or

                  (iii) shall be used or occupied by any person other than the Tenant, or

                   (iv) are used or occupied for any other purpose than that for which the Premises were leased, or

         (b) the Term or any of the goods and chattels of the Tenant shall be at any time seized in execution or attachment by any creditor of the Tenant, or

         (c) the Tenant shall make any assignment for the benefit of creditors or become bankrupt or insolvent or take the benefit of any Act now or at any time in force for bankrupt or insolvent debtors, or

         (d)       the   Tenant   becomes  involved  in voluntary or involuntary
                   winding up, dissolution or liquidation proceedings,

then in any such case, this Lease shall, at the exclusive option of the Landlord, terminate and the Term shall immediately become forfeited and void and the then current month's Minimum Rent, Additional Rent plus applicable GST and the next ensuing three months, Minimum Rent, Additional Rent plus applicable GST shall immediately become due and payable, and the Landlord may re-enter and take possession of the Premises as though the Tenant or other occupant of the Premises was holding over after the expiration of the Term without any right whatsoever and the Landlord may proceed against the Tenant for any and all past, present, or future damages incurred or to be incurred by the Landlord.

14.05      APPLICATION OF DISTRESS

         The Tenant covenants and agrees that all Tenant's Improvements, furniture, equipment, stock and trade fixtures on the Premises, or wherever situated, shall be liable to distress and sale in the usual manner for any arrears of Minimum Rent, Additional Rent plus applicable GST owing with respect to the Premises and that none of the foregoing goods and chattels shall be exempt from distress, and for the purposes of making such distress, the Landlord by itself, its agents and bailiffs may break open any door or window and enter upon the Premises at any time after such Minimum Rent and/or Additional Rent plus applicable GST shall accrue due without liability for any consequent damage in so doing.


14.06      WAIVER RE DISTRESS

         The Tenant waives and renounces the benefit of any present or future statute, regulation or other enactment taking away or limiting the Landlord's right of distress, and covenants and agrees that, notwithstanding any such statute, regulation or other enactment, none of the goods and chattels of the Tenant on the Premises, or wherever situated, at any time during that Term shall be exempt from levy by distress for Minimum Rent or Additional Rent plus applicable GST in arrears.

14.07      INDEMNITY RE LANDLORD'S REMEDIES

         The Tenant agrees to indemnify the Landlord against any and all manner of costs or expenses, including all legal fees and disbursements on a full indemnity basis, of any kind which the Landlord may sustain by reason of any act or omission made in good faith in enforcing this Lease under this Article XIV. Such liability to indemnify the Landlord shall survive any termination of this Lease, anything in this Lease to the contrary notwithstanding.

14.08      REMEDIES INDEPENDENT

         The rights and remedies of the Landlord in this Article XIV are in addition to, and not in substitution of or diminution of, any right or remedy which the Landlord may have whether arising under the terms of this Lease, at law, or in equity. No action by the Landlord in consequence of default by the Tenant shall act as a bar or estoppel in respect of any other default committed by the Tenant. The rights of the Landlord shall operate notwithstanding the provisions of section 21 of the Law and Equity Act unless a court otherwise orders.

14.09      LANDLORD'S EXPENSES

         If the Landlord is required to undertake any action, whether pursuant to this Lease or otherwise, to enforce any covenant, condition, restriction, or stipulation of this Lease, and as a consequence has reasonably incurred any expense, legal fee or disbursement, the Tenant shall pay on demand, to the Landlord on a full indemnity basis, the amount of such expense or cost so incurred by the Landlord with Interest from the date incurred to the date of payment.

                                   ARTICLE XV
                   QUIET ENJOYMENT AND SURRENDER OF POSSESSION

15.01      QUIET POSSESSION

         Provided that the Tenant pays the rents (including all Minimum Rent, Additional Rent and GST) reserved under this Lease at the time and manner required and observes and performs each and every one of the covenants, conditions, restrictions and stipulations of the Tenant to be observed or performed under this Lease, and subject to the qualifications to quiet enjoyment contained in this Lease, and in particular without limiting the generality of the foregoing, subject to the Landlord's right to make alterations under Article IX hereof, the Tenant shall and may peaceably and quietly possess and enjoy the Premises during the said Term without interruption from or by the Landlord, or by any persons lawfully claiming by, through or under it.

15.02      LANDLORD NOT TO UNREASONABLY INTERFERE

         Except as expressly provided otherwise in this Lease, there shall be no allowance to the Tenant by way of diminution of Minimum Rent or Additional Rent or otherwise and no liability on the part of the Landlord by reason of inconvenience, annoyance or injury to business arising from the happening of any event which gives rise to the need for any repairs, alterations, additions or improvements or from the making of any repairs, alterations, additions or improvements in, or to any portion of the Development or the Premises or in and to their fixtures, appurtenances and equipment. The Landlord agrees to use its best efforts to do any work done by it in such a manner as not to unreasonably interfere with or impair the Tenant's use of the Premises beyond the extent necessarily incidental to such work.

15.03      OVERHOLDING

         If the Tenant shall continue to occupy the Premises after the expiration of the Term without any further written agreement, or in the absence of such an agreement, without objection by the Landlord, the Tenant shall be a tenant at will, and not a tenant from month to month or from year to year. Such a tenancy at will shall be at double the Minimum Rent and double the Additional Rent, but otherwise on the terms of this Lease, except as to rent, and the length of tenancy. The Landlord or the Tenant may terminate such tenancy at will at any time.

15.04      YIELD-UP

         At the expiration or sooner termination of this Lease, the Tenant will peaceably surrender and give up the Premises (and subject to Article 9.06 hereof, the Landlord's Improvements and Tenant's Improvements) in first class condition and repair, without notice from the Landlord, any right or notice to quit or vacate being hereby expressly waived by the Tenant, any law, usage or custom to the contrary notwithstanding and the Tenant further agrees that if this Lease shall be registered in the Land Title Office at the time of the expiration or sooner termination of this Lease, the Tenant shall immediately and at its sole expense take all necessary steps to release its charge so registered in the Land Title Office.

                                   ARTICLE XVI
                       INTENT AND INTERPRETATION OF LEASE

16.01      FORCE MAJEURE

         (a) For the purpose of this lease, Force Majeure shall mean any acts of God, strikes, lockouts, or other industrial disturbances, acts of the Queen's enemies, sabotage, war, blockades, insurrections, riots, epidemics, lightning, earthquakes, floods, storms, fires, washouts, nuclear and radiation activity or fallout, arrests and restraints of rules and people, civil disturbances, explosions, breakage of, stoppage, or accident to machinery for necessary maintenance or repairs, inability to obtain labour, materials or equipment, any legislative, administrative or judicial action which has been resisted in good faith by all reasonable legal means, any act, omission or event, not within the control of such party, and which by the exercise of due diligence such party could not have prevented, but lack of funds on the part of such party shall be deemed not to be a Force Majeure.

         (b) Save and except for the obligations of the Tenant as set forth in this Lease to pay Minimum Rent, Additional Rent, GST or other money to the Landlord, if either party shall fail to meet its obligations within the time prescribed, and such failure shall be caused or materially contributed to by Force Majeure such failure shall be deemed not to be a breach of the obligations of such party, but such party shall use diligence to put itself in a position to carry out its obligations as soon as practicable.

16.02      HEADINGS

         The parties agree that the headings form no part of this Lease and shall be deemed to have been inserted for convenience of reference only.

16.03      INTERPRETATION

         The terms "Landlord", "Tenant" and "Indemnifier" and their pronouns shall, where the context makes it appropriate, include the heirs, executors, administrators, successors and assigns of the parties and shall include the feminine and plural and a body corporate where the context or the party or parties so require, and where there is more than one Tenant, all covenants shall be deemed joint and several.

16.04      GOVERNING LAW

         This Lease, the Rules and Regulations and the use and occupation of the Premises by the Tenant shall all be governed by the laws of the Province of British Columbia. If any part or parts of this Lease be illegal or not enforceable under the laws of the Province of British Columbia, such part or parts shall be considered severable, and this Lease and the remainder of its provisions shall remain in full force and be binding upon the parties as though such unenforceable part had never been included.

16.05      TIME OF THE ESSENCE

         Time is of the essence of this Lease.

16.06      ENUREMENT

         This  Lease  shall  inure to the  benefit  of and be  binding  upon the
parties  and  their  respective  permitted  successors,   assigns  and  personal
representatives and executors.

16.07      REPRESENTATIONS

         The Tenant acknowledges that the Premises are taken without representation of any kind on the part of the Landlord or its agent other than as herein set forth. No representative or agent of the Landlord or Tenant is or shall be authorized or permitted to vary or modify this Lease in any way, and this Lease contains all of the agreements and conditions made between the parties, and any addition to or alteration of or changes in this Lease, or other agreement made or condition created must be made in writing and signed by both parties in order to be binding.

16.08      NON-WAIVER BY LANDLORD

         The failure of the Landlord to insist upon strict performance of any of the covenants or conditions of this Lease or to exercise any right or option shall not be construed as a waiver or relinquishment of any such covenant, condition, right or option, but the same shall remain in full force and effect. The acceptance by the Landlord of any Minimum Rent, Additional Rent or other payment from the Tenant or any other person shall not be construed as a recognition of any rights which are not expressly granted, or as a waiver of any of the Landlord's rights, or as an admission that any person other than the Tenant is, or as a consent that such persons shall be deemed to be, an assignee of this Lease or a subtenant of all or any part of the Premises, or any portion thereof, irrespective of whether the Tenant or said person claims that such person is a subtenant or assignee or licensee. The Landlord may accept rent from any person occupying the Premises at any time without, in any way, waiving any right under this Lease.


                                  ARTICLE XVII
                                  MISCELLANEOUS

17.01      NOTICES

         (a) Any notice provided or permitted to be given by the Tenant to the Landlord shall be sufficiently given if delivered, faxed, or mailed (and if mailed, by registered mail, postage prepaid), in writing and addressed to the Landlord's property manager at the following address or sent to the following fax numbers as applicable:

                             Dodwell Realty Ltd.
                             #1701 - 1166 Alberni Street
                             Vancouver, B.C.
                             V6E 3Z3
                             Fax: (604) 688-3245

         (b) Any notice provided or permitted to be given by the Landlord to the Tenant shall be sufficiently given if delivered, faxed, or mailed (and if mailed, by registered mail, postage prepaid) in writing and addressed to the Tenant at the address for the Tenant or sent to the fax number set out in section 1.01(h) as applicable.

         (c) Notice mailed as above set out shall be conclusively deemed to have been received on the fifth Business Day following the day on which such notice is mailed. Notice delivered as above set out shall be conclusively deemed to have been delivered if delivered in the same manner in which service of process is required to be made under the Rules of the Supreme Court of British Columbia. Notice faxed as above shall be conclusively deemed to have been received upon the sender receiving confirmation of transmission.

         (d) Either party may, at any time, give notice in writing in the manner above provided to the other of any change of address of the party giving such notice, and from and after the giving of such notice, the address specified shall be deemed to be the address of such party for the giving of notice. The word "notice" in this clause shall be deemed to include any request, statement or other writing in this Lease provided or permitted to be given by the Landlord to the Tenant or by the Tenant to the Landlord.

17.02      OPTION TO RENEW

If the Tenant has paid the Minimum Rent, Additional Rent and any other amounts owing to the Landlord, promptly when the same fell due and has observed and performed all the agreements an covenants on the part of the Tenant, the Landlord shall upon receipt of notice in writing by the Tenant requesting renewal of this Lease, and upon receipt of the covenant of Indemnifier, in any, under seal and in favor of the Landlord, to join in the renewal lease as Indemnifier both delivered to the Landlord not less than six months before the expiration of the Term, grant to the tenant a further term of FOUR (4) years upon the same terms and conditions set forth and contained in this Lease save this right of renewal and the amount of Minimum Rent. The Minimum Rent payable during the renewal term shall be agreed upon by the Landlord and the Tennant as equal to the fair market rental rate of the initial Term under similar leases of comparable premises (including the then fair market value of any of the Landlord's Improvements and Tenant's Improvements the cost of which were contributed by the Landlord to the extent of such contribution either by way of direct payment or allowance) of the same class of space in the downtown area of the City, and failing such agreement by the commencement of the renewal term, shall be determined by arbitration under the provisions of the Commercial Arbitration Act then in effect in British Columbia. Until the final outcome of such arbitration, the Tenant shall pay Additional Rent and Minimum Rent as it stood upon expiry of the Term plus 15% per annum) which Minimum Rent shall be adjusted retroactively following the determination of the arbitration to the Minimum Rent determined payable during the renewal term and any increase in the minimum Rent so payable shall be payable with Interest calculated from

17.03      OBSERVE RULES AND REGULATIONS

         The Tenant, its servants, employees and invitees shall observe and comply strictly with the Rules and Regulations, attached hereto as Schedule "C" and as amended by the Landlord from time to time. The Landlord shall have the right to make reasonable changes in and additions to the Rules and Regulations and shall promptly notify the Tenant in writing. Any failure by the Landlord to enforce any Rules and Regulations, now or at any time in effect, either against the Tenant or any other tenant in the Development, shall not constitute a waiver of any of the Rules and Regulations.

17.04      CORPORATE AUTHORITY

         The Tenant, if a corporation, warrants and represents that it has the corporate power to lease the Premises, to carry on the business carried on by it, and is qualified to carry on business in British Columbia and further warrants and represents that the Tenant has passed all necessary resolutions to authorize execution and delivery of this Lease and agrees to provide the Landlord with a certified copy of such resolution.

17.05      PROVISIONS SEVERABLE

         If any provisions of this Lease are illegal or unenforceable, they will be considered separate and severable from this Lease and the remaining provisions will remain in force and be binding on the parties as if the severed provisions had not been included.

17.06      COSTS OF LANDLORD'S CONSENT

         The Tenant shall pay to the Landlord any and all costs incurred by the Landlord, including all legal fees and disbursements on an indemnity basis, plus an administration fee equal to 15% of the total of such costs, fees and disbursements incurred by the Landlord in connection with any request for the consent of the Landlord under this Lease.

17.07      SCHEDULES

         The following Schedules attached hereto are integral to and form part of this Lease:

                   Schedule "A"         -         Lands (1.01(a))
                   Schedule "B"         -         Plan of Premises (1.01(a))
                   Schedule "C"         -         Rules and Regulations (17.03)
                   Schedule "D"         -         Additional Terms and Covenants
                   Schedule "E"         -         Tenant's Work (9.04(a))]

17.08      SECURITY

         As security for the financial obligations of the Tenant to the Landlord under this Lease, the Tenant hereby grants to the Landlord a security interest in all of the Tenant's Improvements, Landlord's Improvements, and inventory held by the Tenant from time to time and all proceeds of the foregoing, including all money, cheques, accounts receivable and deposit accounts, provided that the Tenant may sell his inventory in the ordinary course of business until notice to the contrary from the Landlord.

17.09      INTEREST IN FIXTURES

         Notwithstanding anything to the contrary contained in this Lease, the Tenant will not acquire any right, title or interest in or to the Landlord's Improvements or any other goods, chattels or personal property supplied by the Landlord to the Premises until 24 hours after affixation of such Landlord's Improvements or any other goods, chattels or personal property to the Premises and after such affixation the Tenant will only have the right and interest, if any, respecting such Landlord's Improvements or any other goods, chattels or personal property that are granted to the Tenant pursuant to this Lease.

17.10      ACCEPTANCE

         The Tenant hereby accepts this Lease of the Premises to be held by it as Tenant, and subject to the conditions, restrictions and covenants above set forth.

         IN WITNESS WHEREOF, the parties have executed this Lease.

Alberni Investments (1998) Inc.   (The Landlord)  )
by its Authorized Signatories,                               )
                                                             )
Per     BEN YOUNG                                            )
        -----------
        Authorized Signatory                                 )
                                                             )
Per     /s/ Ben Young                                        )
        Authorized Signatory                                 )
                                                             )
                                                             )
on the 18th day of December, 1995.                           )
                                                             )
                                                             )



FLANAGAN ENTERPRISES INC.  (The Tenant)                      )
by its Authorized Signatories,                               )
                                                             )
Per IAN FLANAGAN                                             )
    ------------
       Authorized Signatory                                  )
                                                             )
Per    /s/ Ian Flanagan                                      )
       Authorized Signatory                                  )
                                                             )
On the 18th day of December, 1995.                           )
                                                             )
                                                             )

                                  SCHEDULE "A"

                                      LANDS

Legal Description


                   City of Vancouver
                   Parcel Identifier 016-751-841
                   Lot F
                   Block 18
                   District Lot 185
                   Plan 23073

SCHEDULE "B"

PLAN OF PREMISES

SCHEDULE "C"

RULES AND REGULATIONS


1. The definitions set forth in the Lease have the same meaning in these Rules and Regulations.

2. No cooking except for the use of a microwave oven shall be permitted in the Premises, and no electrical apparatus likely to cause an overloading of electrical circuits will be used therein.

3. The sidewalks, entries, passages, elevators and staircases in the Building shall not be obstructed or used by the Tenant, its agents, servants, contractors, invitees or employees for any purpose other than ingress to and egress from the offices. The Landlord reserves unrestricted control of all parts of the Building employed for the common benefit of the tenants, including without limitation, the sidewalks, entries, corridors and passages not within the Premises, washrooms, lavatories, air-conditioning closets, fan rooms, janitor's rooms, electrical rooms and other rooms, stairs, elevator shafts, flues, stacks, pipe shafts and ducts and shall have the right to place such signs and appliances therein, as it may deem advisable provided that ingress and egress from the Premises is not unduly impaired thereby.

4. The Tenant, its agents, servants, contractors, invitees or employees, shall not bring in or take out, position, construct, install or move any safe, business machine or other heavy office equipment without the prior written consent of the Landlord who shall have the absolute right to withhold consent or to prescribe the maximum weight permitted and the position thereof, and the use and design of the planks, skids or platforms to distribute the weight of such equipment. All damage done to the Building by the moving or use of any such heavy equipment or other office equipment or furniture shall be repaired at the expense of the Tenant. The moving of all heavy equipment or other, office equipment shall occur only between 6:00 p.m. and 7:30 a.m. or other time consented to by the Landlord, and the persons employed to move same in and out of the Building must be acceptable to the Landlord. Safes and other heavy office equipment will be moved through the halls and corridors only upon steel bearing plates. No deliveries requiring the use of an elevator for freight purposes will be received in the Office Tower or carried in the elevators, except during hours approved by the Landlord. The Tenant must provide the Landlord with twenty-four
(24) hours notice in order to have an elevator locked off for their exclusive use. Failure to do so can result in the request being denied.

5. Other than during normal business hours, the Landlord will have the right to prevent any person from entering or leaving the Building unless provided with a key to the Premises and a valid access card. Any persons found in the Building at such times without such keys or access card will be subject to surveillance or eviction by the employees and agents of the Landlord without recourse. The Landlord shall be under no responsibility for failure to enforce this rule.

6. The Tenant shall not place or cause to be placed any additional or substitute locks or bolts upon any doors of the Demised Premises without the approval of the Landlord and subject to any conditions imposed by the Landlord. Additional keys may be obtained from the Landlord at the cost of the Tenant.

7. The   tenant   shall  not  tamper  with  the  Heating,  Ventilation,  and Air
Conditioning system or any apparatus relating thereto. Any damage resulting from tampering shall be borne by the Tenant by whom or by whose agents, servants, employees, licensees or invitees the same is caused.

8. The water sinks, basins, urinals, toilets, sewers and other water apparatus shall not be used for any purpose other than those for which they were constructed, and no sweepings, rubbish, rags, ashes or other substances shall be thrown therein. Any damage resulting from misuse shall be borne by the Tenant by whom or by whose agents, servants, employees, licensees or invitees the same is caused. Tenants shall not let the water run unless it is in actual use and shall not deface or mark any part of the Building or drive nails, spikes, hooks or screws into the walls or woodwork of the Building.

9. No one shall use the Premises for sleeping apartments or residential purposes, or for the storage of personal effects or articles other than those required for business purposes.

10. Canvassing, soliciting and peddling in the Building are prohibited.

11. Any hand trucks, carryalls or similar appliances used in the Building shall be equipped with rubber tires, side guards and such other safeguards as the Landlord shall require.

12. No animals or birds shall be brought into the Building.

13. The Tenant shall not install or permit the installation or use of any machine dispensing goods for sale in the Premises or the Building or permit the delivery of any food or beverage to the Premises without the approval of the Landlord or in contravention of any regulation fixed or to be fixed by the Landlord. Only persons authorized by the Landlord shall be permitted to deliver or to use the elevators in the Building for the purpose of delivering food or other beverages to the Premises.

SCHEDULE "D"

ADDITIONAL TERMS AND COVENANTS



Nil.

NY/295536.2





ARTICLE I
BASIC TERMS AND DEFINITIONS                                                  93

    1.01     BASIC TERMS                                                     93
             -----------

    1.02     DEFINITIONS                                                     94
             -----------
ARTICLE II
GRANT OF LEASE AND TERM                                                      98

    2.01     GRANT                                                           99
             -----

    2.02     RESERVATION TO LANDLORD                                         99
             -----------------------

    2.03     TERM                                                            99
             ----

    2.04     POSTPONEMENT OF TERM                                            99
             --------------------

    2.05     EARLY POSSESSION                                                99
             ----------------

    2.06     PARKING
             -------
ARTICLE III
RENT                                                                        100

    3.01     RENT                                                           100
             ----

    3.02     NET LEASE                                                      101
             ---------

    3.03     "GST" (GOODS AND SERVICES TAX)                                 101
             ------------------------------

    3.04     SECURITY DEPOSIT                                               101
             ----------------

    3.05     INTEREST ON OVERDUE RENT                                       101
             ------------------------

    4.01     SALES TAXES                                                    102
             -----------

    4.02     BUSINESS TAX                                                   102
             ------------

    4.03     OTHER TAXES                                                    103
             -----------
ARTICLE V
DEVELOPMENT AND COMMON ELEMENTS - CONTROL, COSTS AND PAYMENT                103

    5.01     CONTROL OF DEVELOPMENT BY LANDLORD                             103
             ----------------------------------

    5.02     OPERATING COSTS                                                103
             ---------------

    5.03     CERTIFICATE OF OPERATING COSTS                                 103
             ------------------------------

    6.01     ELECTRICITY                                                    104
             -----------

    6.02     HEAT                                                           104
             ----

    6.03     AIR-CONDITIONING                                               104
             ----------------

    6.04     ELEVATORS                                                      104
             ---------

    6.05     LIMITATION                                                     105
             ----------
ARTICLE VII

USE OF LEASED PREMISES                                                      105

    7.01     USE OF PREMISES                                                105
             ---------------

    7.02     PREMISES CONFORM TO LAW                                        105
             -----------------------

    7.03     NO NUISANCE                                                    106
             -----------

    7.04     FLOOR LOAD                                                     106
             ----------

    7.05     NAMES                                                          106
             -----

    7.06     CONTINUOUS OCCUPANCY                                           106
             --------------------

    7.07     TIDINESS/JANITORIAL SERVICE                                    106
             ---------------------------
ARTICLE VIII
INSURANCE AND INDEMNITY                                                     106

    8.01     TENANT'S INSURANCE                                             106
             ------------------

    8.02     LANDLORD'S INSURANCE                                           108
             --------------------

    8.03     INDEMNIFY LANDLORD                                             108
             ------------------

    8.04     RELEASE OF LANDLORD                                            109
             -------------------

    8.05     RELEASE OF TENANT                                              109
             -----------------

    8.06     RELEASE FROM THIRD PARTY INTERFERENCE                          109
             -------------------------------------

    8.07     DAMAGE BY TENANT'S EQUIPMENT                                   110
             ----------------------------

    8.08     DAMAGE BY TENANT                                               110
             ----------------
ARTICLE IX
MAINTENANCE, REPAIRS AND ALTERATIONS                                        110

    9.01     TENANT TO REPAIR PREMISES                                      110
             -------------------------

    9.02     LANDLORD TO REPAIR STRUCTURE                                   111
             ----------------------------

    9.03     NOTIFY LANDLORD OF ACCIDENTS OR DEFECTS                        111
             ---------------------------------------

    9.04     ALTERATIONS BY TENANT                                          111
             ---------------------

    9.05     ALTERATIONS BY LANDLORD PERMITTED                              112
             ---------------------------------

    9.06     REMOVAL AND RESTORATION BY TENANT                              113
             ---------------------------------

    9.07     NO LIENS                                                       114
             --------

    9.08     SIGNS                                                          114
             -----

    9.09     BLINDS                                                         115
             ------

    9.10     REPAIR OF APPARATUS                                            115
             -------------------
ARTICLE X
TENANT'S AND LANDLORD'S ACCESS                                              115

    10.01    TENANT'S ACCESS TO COMMON AREAS                                115
             -------------------------------
    10.02    ACCESS BY LANDLORD                                             115
             ------------------
ARTICLE XI
DAMAGE AND DESTRUCTION                                                      115

    11.01    DESTRUCTION OR DAMAGE                                          115
             ---------------------

    11.02    DESTRUCTION OR DAMAGE                                          116
             ---------------------

    11.03    DESTRUCTION OR DAMAGE                                          116
             ---------------------

    11.04    DESTRUCTION OR DAMAGE                                          116
             ---------------------
ARTICLE XII
ASSIGNMENT AND SUBLETTING                                                   117

    12.01    MORTGAGE OF LEASE                                              117
             -----------------

    12.02    ASSIGNING OR SUBLETTING                                        117
             -----------------------

    12.03    ASSIGNING OR SUBLETTING                                        118
             -----------------------

    12.04    ASSIGNING OR SUBLETTING                                        119
             -----------------------

    12.05    ASSIGNING OR SUBLETTING                                        119
             -----------------------

    12.06    ASSIGNING OR SUBLETTING                                        119
             -----------------------

    12.07    ASSIGNING OR SUBLETTING                                        119
    -----    -----------------------

    12.08    ASSIGNING OR SUBLETTING                                        119
    -----    -----------------------

    12.09    SALE BY LANDLORD                                               119
             ----------------
ARTICLE XIII
STATUS OF LEASE CERTIFICATE, REGISTRATION AND PRIORITY OF LEASE             120

    13.01    TENANT'S CERTIFICATE                                           120
             --------------------

    13.02    REGISTRATION OF LEASE                                          120
             ---------------------

    13.03    SUBORDINATION AND ATTORNMENT                                   120
             ----------------------------

    13.04    ATTORNEY                                                       120
             --------
ARTICLE XIV
DEFAULT, TERMINATION AND LANDLORD'S REMEDIES                                121

    14.01    DEFAULT                                                        121
             -------

    14.02    TERMINATION OF LEASE                                           122
             --------------------

    14.03    RIGHT TO RELET ON TENANT'S ACCOUNT                             123
             ----------------------------------

    14.04    BANKRUPTCY OR SEIZURE                                          123
             ---------------------

    14.05    APPLICATION OF DISTRESS                                        124
             -----------------------

    14.06    WAIVER RE DISTRESS                                             124
             ------------------

    14.07    INDEMNITY RE LANDLORD'S REMEDIES                               124
             --------------------------------

    14.08    REMEDIES INDEPENDENT                                           124
             --------------------

    14.09    LANDLORD'S EXPENSES                                            124
             -------------------
ARTICLE XV
QUIET ENJOYMENT AND SURRENDER OF POSSESSION                                 125

    15.01    QUIET POSSESSION                                               125
             ----------------

    15.02    LANDLORD NOT TO UNREASONABLY INTERFERE                         125
             --------------------------------------

    15.03    OVERHOLDING                                                    125
             -----------

    15.04    YIELD-UP                                                       125
             --------
ARTICLE XVI
INTENT AND INTERPRETATION OF LEASE                                          126

    16.01    FORCE MAJEURE                                                  126
             -------------

    16.02    HEADINGS                                                       126
             --------

    16.03    INTERPRETATION                                                 126
             --------------

    16.04    GOVERNING LAW                                                  126
             -------------

    16.05    TIME OF THE ESSENCE                                            126
             -------------------

    16.06    ENUREMENT                                                      126
             ---------

    16.07    REPRESENTATIONS                                                127
             ---------------

    16.08    NON-WAIVER BY LANDLORD                                         127
             ----------------------
ARTICLE XVII
MISCELLANEOUS                                                               127

    17.01    NOTICES                                                        127
             -------

    17.02    OBSERVE RULES AND REGULATIONS                                  128
             -----------------------------

    17.03    CORPORATE AUTHORITY                                           128
             -------------------

    17.04    PROVISIONS SEVERABLE                                           129
             --------------------

    17.05    COSTS OF LANDLORD'S CONSENT                                    129
             ---------------------------

    17.06    SCHEDULES                                                      129
             ---------

    17.07    SECURITY                                                       129
             --------

    17.08    INTEREST IN FIXTURES                                           129
             --------------------

    17.09    ACCEPTANCE                                                     129
             ----------
SCHEDULE "A"  LANDS                                                         131
SCHEDULE "B"  PLAN OF PREMISES                                              132
SCHEDULE "C"  RULES AND REGULATIONS                                        133
SCHEDULE "D"  ADDITIONAL TERMS AND COVENANTS                                135