Form 10QSB
period 2000-09-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2000-11-20
CIK 1066764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000
                                               ------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                        Commission file number: 000-27407
                 ----------------------------------------------

                        DELTA CAPITAL TECHNOLOGIES, INC.
            ---------------------------------------------------------
          (Exact name of small business issuer as specified in charter)


              Delaware                                   98-018770
  (State of Other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

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

   The number of shares of the Registrant's common stock par value $0.001 per share (the "Common Stock"), outstanding as of November 17, 2000 was
                               15,801,254 shares.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

================================================================================

PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements...............................................1
   Item 2 - Management's Discussion and Analysis or Plan of Operation..........6

PART II - OTHER INFORMATION
   Item 1 - Legal Proceedings..................................................7
   Item 2 - Changes in Securities and Use of Proceeds..........................7
   Item 6 - Exhibits and Reports on Form 8-K...................................8

SIGNATURES....................................................................12

EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 27

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)





                                                                         September 30,        December 31,
                                                                             1999                 2000
                                                                         -------------        ------------
            ASSETS

Current Assets
    Cash                                                                 $        --          $       351
    Accounts Receivable - affiliate                                               --               82,041
    Accounts Receivable                                                       68,367
                                                                         -----------          -----------

            Total current assets                                              68,367               82,392

Fixed Assets, net of accumulated
    depreciation of $5,865 and $76                                            36,131                  488

Other Assets
    Investment, net of accumulated
       amortization of $486,111                                                   --            2,013,889
    Marketing License, net of accumulated
       amortization of $6,569                                                     --               27,216
                                                                         -----------          -----------
                                                                                  --            2,041,105
                                                                         -----------          -----------

                                                                         $   104,498          $ 2,123,985
                                                                         ===========          ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Checks issued in excess of cash in banks                             $    18,821          $        --
    Accounts Payable                                                         229,772               40,912
    Accrued Liabilities                                                       36,011                   --
    Notes Payable                                                            255,713              214,619
                                                                         -----------          -----------

            Total current liabilities                                        540,317              255,531

Shareholders' Equity
    Common stock, $.001 par value, 25,000,000 shares authorized;
       15,801,254 and 13,800,000 issued and outstanding                       15,801               13,800
    Additional paid-in capital                                             5,426,018            2,546,407
    Deficit accumulated during the development stage                      (5,877,638)            (691,753)
                                                                         -----------          -----------

                                                                            (435,819)           1,868,454
                                                                         -----------          -----------

                                                                         $   104,498          $ 2,123,985
                                                                         ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three and Nine Months Ended September 30,
                 2000 and 1999 and the Period from March 4, 1998
                        (Inception) to September 30, 2000
                                   (Unaudited)




                                                                                                                     Total
                                                                                                                  Accumulated
                                                                                                                  During the
                                                                                                                  Development
                                                                                                                     Stage
                                                   Three months ended                 Nine months ended            (March 4,
                                              -----------------------------    ------------------------------       1998 to
                                              September 30,   September 30,    September 30,    September 30,    September 30,
                                                 2000             1999             2000              1999            2000)
                                              -------------   -------------    -------------    -------------    -------------
Revenue                                       $   157,199     $                 $   566,022     $                    $566,022

Expenses
      Write off of investments in Delta-E
           Technologies                        (4,666,391)                       (4,666,391)                       (4,666,391)
      General and administrative                 (312,666)         (91,286)        (425,958)        (111,575)        (619,921)
      Goodwill amortization                                                        (209,457)                         (209,457)
      Investment amortization                                     (277,778)        (416,666)        (277,778)        (902,777)
      License agreement amortization                                (3,754)          (5,630)          (3,754)         (12,199)
      Interest expense                             (5,769)                          (27,805)                          (32,915)
                                              -----------      -----------      -----------      -----------      -----------

      Total expenses                           (4,984,826)        (372,818)      (5,751,907)        (393,107)      (6,443,660)
                                              -----------      -----------      -----------      -----------      -----------

                    Net loss                  $(4,827,627)     $  (372,818)     $(5,185,885)     $  (393,107)     $(5,877,638)
                                              ===========      ===========      ===========      ===========      ===========

Basic and diluted loss per share              $     (0.32)     $     (0.04)           (0.35)     $     (0.04)     $     (0.56)
                                              ===========      ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONSOLIDATED STATEMENT OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                For the Period From March 4, 1998 (Inception) to
                               September 30, 2000
                                   (Unaudited)


                                                                                                        Deficit
                                                                                                      Accumulated
                                                             Common Stock              Additional      During the
                                                      ---------------------------        Paid-in       Development
                                                        Shares           Amount          Capital         Stage           Total
                                                      -----------     -----------     -----------     -----------     -----------
Balance, March 4, 1998                                         --     $        --     $        --     $        --     $        --

Issuance of common stock for services (March 1998)        800,000             800            (593)                            207

Issuance of common stock for cash (June 1998)           8,000,000           8,000          52,000                          60,000

Net loss for the period                                                                                   (39,281)        (39,281)
                                                      -----------     -----------     -----------     -----------     -----------

Balance, December 31, 1998                              8,800,000           8,800          51,407         (39,281)         20,926

Issuance of common stock (September 1999)               5,300,000           5,300       2,496,692                       2,501,992

Cancellation of common stock (December 1999)             (300,000)           (300)         (1,692)                         (1,992)

Net loss for the year                                                                                    (652,472)       (652,472)
                                                      -----------     -----------     -----------     -----------     -----------

Balance, December 31, 1999                             13,800,000     $    13,800     $ 2,546,407     $  (691,753)    $ 1,868,454

Issuance of common stock in exchange for
      Matridigm Corporation (January 2000)                500,000             500         999,500                       1,000,000

Issuance of common stock for cash (February 2000)          26,000              26          51,974                          52,000

Issuance of common stock for cash (March 2000)            200,000             200         341,800                         342,000

Issuance of common stock for cash (March 2000)             62,500              62         124,938                         125,000

Issuance of common stock for cash (May 2000)              226,000             226         451,774                         452,000

Issuance of common stock for repayment of debt
      (June 2000)                                         136,754             137         410,125                         410,262

Issuance of common stock for cash (July 2000)             500,000             500         499,500                         500,000

Issuance of common stock for cash (August 2000)           350,000             350              --                             350

Net loss for the period                                                                                (5,185,885)     (5,185,885)
                                                      -----------     -----------     -----------     -----------     -----------

Balance, September 30, 2000                            15,801,254     $    15,801     $ 5,426,018     $(5,877,638)    $  (435,819)
                                                      ===========     ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOW
            For the Nine Months Ended September 30, 2000 and 1999 and
         the Period from March 4, 1998 (Inception) to September 30, 2000
                                   (Unaudited)



                                                                                                                       Total
                                                                                                                    Accumulated
                                                                                                                     During the
                                                                                                                    Development
                                                                                                                       Stage
                                                                                                                      (March 4,
                                                                                                                       1998 to
                                                                       September 30,         September 30,          September 30,
                                                                           2000                  1999                   2000)
                                                                        -----------           -----------           -------------
Cash Flows From Operating Activities
      Net loss                                                          $(5,185,885)          $  (393,107)          $(5,877,638)
      Adjustments to reconcile net loss to net
          cash used in operating activities
          Write off of investment                                         2,409,352                                   2,409,352
          Depreciation                                                        5,789                                       5,865
          Amortization                                                      631,753               277,847             1,124,433
          Increase in accounts payable                                      188,860                10,435               229,772
          Increase in accrued liabilities                                    36,011                 3,754                36,011
          (Increase) decrease in accounts receivable                         13,674                (6,487)              (68,367)
                                                                        -----------           -----------           -----------

              Net cash used in operating activities                      (1,900,446)             (107,558)           (2,140,572)

Cash Flows From Investing Activities
      Purchase of marketing license                                                               (33,785)              (33,785)
      Purchase of office equipment and leasehold improvements               (41,432)                 (564)              (41,996)
                                                                        -----------           -----------           -----------

              Net cash provided (used) in investing activities              (41,432)              (34,349)              (75,781)

Cash Flows From Financing Activities
      Proceeds from loans                                                   451,356               131,481               666,182
      Proceeds from issuance of common stock                              1,471,350                                   1,531,350
                                                                        -----------           -----------           -----------

              Net cash provided by financing activities                   1,922,706               131,481             2,197,532
                                                                        -----------           -----------           -----------

              Net increase (decrease) in cash                               (19,172)              (10,426)              (18,821)

Cash, beginning of period                                                       351                20,926                     0
                                                                        -----------           -----------           -----------

Cash, end of period                                                     $   (18,821)          $    10,500           $   (18,821)
                                                                        ===========           ===========           ===========

No cash payments for interest or income taxes have been made



   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

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

Note 2.    Summary of Significant Accounting Policies

                             WRITE OFF OF INVESTMENT

The Company has terminated its investment in Delta-E Technologies (Delta-E) a software development company. The following write offs have been incurred relating to this investment:

               Write off of un-amortized investment                $1,597,222
               Write off of un-amortized marketing license             21,585
               Write off of goodwill                                  802,919
               Write off of capitalized development costs             609,238
               Write off of receivables from Delta-E                1,635,427
                                                                   ----------
                                                                   $4,666,391
                                                                   ==========

                               EARNINGS PER SHARE

Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 14,900,781 and 9,094,444 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The weighted average number of shares was 10,494,339 for the period from March 4, 1998 to September 30, 2000.

Note 3.   Going Concern

The Company will need additional working capital to be successful in its planned activity and to service its current debt for the coming year and therefore continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital equity funding and plans to continue to invest in E commerce ventures with funds obtained.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of above objectives and is unable to operate for the coming

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause of contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "ITEM 2. Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Report.

Delta Capital Technologies, Inc. (the "Company"), has elected to discontinue its development and licensing of the relBUILDER B2B(TM) software that it had licensed from Delta Enterprise Technologies (Canada) Ltd., of Calgary, Alberta ("Delta E") on October 27, 2000. Accordingly, the Company and Delta E executed a termination agreement to the licensing agreement that will allow both companies to independently develop and complete their respective corporate objectives. As part of the termination agreement the Company and Delta E have agreed that they will, subject to receiving advice on how to best structure the transaction, unwind and/or cancel the share exchange between the companies that was completed in June of 1999 that resulted in each company having issued 5 million shares to each other.

A marketing agreement was entered into on August 1, 2000 with NextClick Ltd. but was discontinued as a result of the termination agreement with Delta E without Delta Capital having paid remuneration to Nextclick Ltd.

As part of its corporate restructuring, the Company has accepted the resignations of Michael Horsey, Michael Steele, Kevin Wong and Paul Davis as officers and directors of the Company and a new board has been appointed. Douglas P. Johnson, Darwyn Ross and Martin Tutschek will join Judith Miller on the Board.

Douglas P. Johnson. For the past 25 years Mr. Johnson has provided strategic sales and marketing consulting services to the healthcare industry and has extensive experience in managing professional sales forces and negotiating national sales and distribution contracts with manufacturers. From 1994-1996, Mr. Johnson worked for Strategem Inc., of Overland Park, Kansas where he created, trained and implemented a national contract sales force for Lever Brothers, Beechnut and W.L. Gore. Most recently, Mr. Johnson was hired as VP Sales for Newer Technology Inc., of Wichita, Kansas, a company that manufactures processor upgrades for the apple community. Mr. Johnson will provide Delta Capital Technologies, Inc. with strategic sales and marketing expertise that is considered central to the successful business operations of the Company.


Darwyn C.B. Ross, B.Sc., LL.B. Mr. Ross is currently a practicing barrister and solicitor in Manitoba where he is a partner at the law firm of Patterson Ross. Mr. Ross has served as an officer and director of many publicly traded companies and has been engaged in the Real Estate and Oil and Gas industries for a number of years. As both principal and investor, Mr. Ross has been engaged in the preliminary financings of a variety of business ventures and has participated in multiple public financings.

Martin Tutschek. Mr. Tutschek is a graduate from the University of Texas, currently holds the position of the Manager, Business Development, US operations for Trader.com. His primary role is the analysis and identification of complimentary business opportunities and the development of the business and marketing plan of Trader.com. Prior to being promoted to this position he was the Director of Circulation North American Operations for Trader.com from 1994 to 1997. His experience in the evaluation of corporate opportunities and his ability to execute and implement business and marketing plans add depth to the management of the Company.


CONTINUED FUND RAISING

Delta Capital will require continued injections of working capital during the next quarter of 2000 if it is to be successful in its planned activities. Continuation of Delta as a going concern is dependent upon obtaining the necessary working capital. Management continues to monitor the capital markets and believes that it will be able to raise sufficient capital to continue the Company's progress. Net cash provided by financing activities to September 30, 2000 amounted to US$4,666,391 which has been written off by the termination of the License Agreement with Delta E. Subsequent to the end of the second quarter, management arranged a private placement that was to net the Company US$1,000,000. The second payment of US$500,000 expected was not received. Management continues to work with interested parties to secure funding, primarily through equity financing, but will also participate in industry standard software/hardware vendor financing programs as they become available to the Company. However, no assurance can be given that Delta Capital will successfully consummate any further financings.

STRENGTHENED MANAGEMENT

With new management in place, Delta Capital will aggressively pursue alternative business opportunities in Technology related fields. Each of the specific enterprises or operations to be reviewed in these areas will have to meet certain minimum asset value and cash flow requirements in order to be considered for potential acquisition. These opportunities will be identified through the extensive contacts of its officers and directors. Delta Capital will not commit itself to a transaction which involves the acquisition of an asset or assets, whether for cash or the issuance of shares, without first receiving a favourable report from an independent evaluator with expertise in that particular field. To assist with the review of technology related corporate opportunities, the Company has entered into discussions with Matchmarkets.com, a Colorado company specializing in evaluating business to business opportunities. To this end the directors have arranged for interim capital advances of US$100,000 to provide working capital during this restructuring period.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Delta Capital was served a Statement of Claim by Daniel Turner dated October 31, 2000 wherein the plaintiff claimed that Delta Capital owed him for unpaid wages and expenses. Delta Capital denies that it had a contract with Mr. Turner and a Statement of Defense has been filed.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 4, 2000 Delta Capital issued to National Financial Communications Corp. 250,000 restricted common shares at a deemed price of $0.001 per common share pursuant to a Consulting Agreement dated September 1, 2000.

On August 18, 2000 Delta Capital issued to Joseph Lynch 100,000 restricted common shares at a deemed price of $0.001 per common share pursuant to an Investor Relations Agreement dated August 1, 2000.

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

          4.3(12) Form of Offshore Securities Subscription Agreement to purchase 200,000 shares of common stock of Delta Capital Technologies, Inc., a Delaware corporation, issued to Winward Overseas Limited, dated March 16, 2000

          4.4(13) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Offshore Securities Subscription Agreement set forth in 4.3 above

          4.5(14) Placement Agent Letter Agreement by and between Delta Capital Technologies, Inc., a Delaware corporation, and Traction Capital, dated March 1, 2000

          4.6(18) Form of Offshore Subscription Agreement to purchase 125,000 units of Delta Capital Technologies, Inc. between Delta Capital Technologies, Inc., a Delaware corporation and Eaglecrest Ventures Ltd. dated May 11, 2000

          4.7(19) Form of Offshore Subscription Agreement to purchase 500,000 units of Delta Capital Technologies, Inc. between Delta Capital Technologies, Inc., a Delaware corporation and Eaglecrest Ventures Ltd. dated July 6, 2000

          4.8(20) Form of Offshore Subscription Agreement to purchase 100,000 common shares of Delta Capital Technologies, Inc. between Delta Capital Technologies, Inc. a Delaware corporation and Interward Capital Corporation dated March 16, 2000

          4.9(21) Delta Capital Technologies, Inc.'s Stock Option Plan approved by the directors of Delta on June 9, 2000

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

          10.14(22) Debt Settlement letter dated May 12, 2000 between Delta
                    Capital Technologies, Inc., a Delaware corporation and Paul Davis, President of Delta Capital Technologies, Inc.

          10.15(23) Employment Agreement between Delta Capital Technologies,
                    Inc., a Delaware corporation and Bernie J. Malach dated April 17, 2000

          10.16(24) Employment Agreement between Delta Capital Technologies,
                    Inc., a Delaware corporation and Lawrence P. Tombari dated July 24, 2000

          10.17(25) Services Agreement between Delta Capital Technologies, Inc., a Delaware corporation and Bonanza Mgmt Ltd. dated January 1, 2000

          10.18(26) Lease Agreement between Delta Capital Technologies, Inc. and
                    O&Y Properties Inc. dated July 19, 2000

          10.19(27) Fund Raising Letter Agreement between Delta Capital
                    Technologies, Inc. and Reovest Financial, Inc. dated May 3, 2000

          10.20(28) Assignment of Lease between Alberni Investments (1988) Inc.,
                    Flanagan Enterprises Inc. and Delta Capital Technologies, Inc. dated June 30, 2000 together with the Head Lease between Alberni Investments (1988) Inc. and Flanagan Enterprises Inc. dated December 12, 1996

          10.21 Investor Relations Agreement between Delta Capital Technologies Inc. and Joesph Lynch dated August 1, 2000

          10.22 Consulting Agreement between Delta Capital Technologies Inc. and National Financial Communications Corp. dated September 1, 2000

          10.23 Investor Relations Agreement between Delta Capital Technologies Inc. and Vision Publishing Inc. dated September 26, 2000

          10.24     Auditors resignation letter dated October 25, 2000

          10.25     Auditors reinstatement letter dated November 3, 2000

          27.1      Financial Data Schedule


(b) Reports on Form 8-K:

No Form 8-K's were filed during the period ended June 30, 2000.

------------

(1) Incorporated by reference to Exhibit 3(I) of the Company's Form 10SB, filed with the SEC on January 5, 2000

(2) Incorporated by reference to Exhibit 3(II) of the Company's Form 10SB, filed with the SEC on January 5, 2000

(3) Incorporated by reference to Exhibit 99(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000

(4) Incorporated by reference to Exhibit 99(C) of the Company's Form 10SB, filed with the SEC on January 11, 2000

(5) Incorporated by reference to Exhibit 10(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000

(6) Incorporated by reference to Exhibit 10(B) of the Company's Form 10SB, filed with the SEC on January 5, 2000

(7) Incorporated by reference to Exhibit 10(C) of the Company's Form 10SB, filed with the SEC on January 5, 2000

(8) Incorporated by reference to Exhibit 10(D) of the Company's Form 10SB, filed with the SEC on January 5, 2000

(9) Incorporated by reference to Exhibit 99(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000

(10) Incorporated by reference to Exhibit 99(E) of the Company's Form 10SB, filed with the SEC on January 14, 2000

(11) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed with the SEC on May 3, 2000

(12) Incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q filed with the SEC on May 22, 2000

(13) Incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q filed with the SEC on May 22, 2000

(14) Incorporated by reference to Exhibit 4.5 of the Company's Form 10-Q filed with the SEC on May 22, 2000

(15) Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the SEC on May 22, 2000

(16) Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the SEC on May 22, 2000

(17) Incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the SEC on May 22, 2000

(18) Incorporate by reference to Exhibit 4.6 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(19) Incorporated by reference to Exhibit 4.7 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(20) Incorporated by reference to Exhibit 4.8 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(21) Incorporated by reference to Exhibit 4.9 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(22) Incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(23) Incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(24) Incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(25) Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(26) Incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(27) Incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q filed with the SEC on August 14, 2000

(28) Incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q filed with the SEC on August 14, 2000

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DELTA CAPITAL TECHNOLOGIES, INC.

Date:  November 17, 2000             By:  /s/ Douglas P. Johnson
                                          --------------------------------------
                                          Name: Douglas P. Johnson
                                          Title: President

Date:  November 17, 2000             By:  /s/ Judith Miller
                                          --------------------------------------
                                          Name: Judith Miller
                                          Title: Corporate Secretary

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

          4.2(4) Letter from Delta Capital Technologies, Inc., a Delaware corporation, to Judith Miller dated January 7, 2000

          4.3(12) Form of Offshore Securities Subscription Agreement to purchase 200,000 shares of common stock of Delta Capital
                    Technologies, Inc., a Delaware corporation, issued to Winward Overseas Limited, dated March 16, 2000

          4.4(13) Schedule of Subscribers that purchased subscriptions pursuant to the Form of Offshore Securities Subscription
                    Agreement set forth in 4.3 above

          4.5(14)   Placement Agent Letter Agreement by and between Delta
                    Capital Technologies, Inc., a Delaware corporation, and
                    Traction Capital, dated March 1, 2000

          4.6(18) Form of Offshore Subscription Agreement to purchase 125,000 units of Delta Capital Technologies, Inc. between Delta
                    Capital Technologies, Inc., a Delaware corporation and
                    Eaglecrest Ventures Ltd. dated May 11, 2000

          4.7(19) Form of Offshore Subscription Agreement to purchase 500,000 units of Delta Capital Technologies, Inc. between Delta
                    Capital Technologies, Inc., a Delaware corporation and
                    Eaglecrest Ventures Ltd. dated July 6, 2000

          4.8(20) Form of Offshore Subscription Agreement to purchase 100,000 common shares of Delta Capital Technologies, Inc. between Delta Capital Technologies, Inc. a Delaware corporation and
                    Interward Capital Corporation dated March 16, 2000

          4.9(21) Delta Capital Technologies, Inc.'s Stock Option Plan approved by the directors of Delta on June 9, 2000

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

          10.14(22) Debt Settlement letter dated May 12, 2000 between Delta
                    Capital Technologies, Inc., a Delaware corporation and Paul
                    Davis, President of Delta Capital Technologies, Inc.

          10.15(23) Employment Agreement between Delta Capital Technologies,
                    Inc., a Delaware corporation and Bernie J. Malach dated
                    April 17, 2000

          10.16(24) Employment Agreement between Delta Capital Technologies,
                    Inc., a Delaware corporation and Lawrence P. Tombari dated
                    July 24, 2000

          10.17(25) Services Agreement between Delta Capital Technologies, Inc., a Delaware corporation and Bonanza Mgmt Ltd. dated January
                    1, 2000

          10.18(26) Lease Agreement between Delta Capital Technologies, Inc. and
                    O&Y Properties Inc. dated July 19, 2000.

          10.19(27) Fund Raising Letter Agreement between Delta Capital
                    Technologies, Inc. and Reovest Financial, Inc. dated May 3,
                    2000.

          10.20(28) Assignment of Lease between Alberni Investments (1988) Inc.,
                    Flanagan Enterprises Inc. and Delta Capital Technologies,
                    Inc. dated June 30, 2000 together with the Head Lease between Alberni Investments (1988) Inc. and Flanagan
                    Enterprises Inc. dated December 12, 1996.

          10.21     Investor Relations Agreement between Delta Capital
                    Technologies Inc. and Joesph Lynch dated August 1, 2000.

          10.22     Consulting Agreement between Delta Capital Technologies Inc.
                    and National Financial Communications Corp. dated September
                    1, 2000.

          10.23     Investor Relations Agreement between Delta Capital
                    Technologies Inc. and Vision Publishing Inc. dated September
                    26, 2000.

          10.24     Auditors resignation letter dated October 25, 2000.

          10.25     Auditors reinstatement letter dated November 3, 2000.

          27.1      Financial Data Schedule

------------

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

(8) Incorporated by reference to Exhibit 10(D) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(9) Incorporated by reference to Exhibit 99(A) of the Company's Form 10SB, filed with the SEC on January 5, 2000.

(10) Incorporated by reference to Exhibit 99(E) of the Company's Form 10SB, filed with the SEC on January 14, 2000.

(11) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed with the SEC on May 3, 2000.

(12) Incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

(13) Incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

(14) Incorporated by reference to Exhibit 4.5 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

(15) Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

(16) Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

(17) Incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the SEC on May 22, 2000.

(18) Incorporated by reference to Exhibit 4.6 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(19) Incorporated by reference to Exhibit 4.7 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(20) Incorporated by reference to Exhibit 4.8 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(21) Incorporated by reference to Exhibit 4.9 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(22) Incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(23) Incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(24) Incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(25) Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(26) Incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(27) Incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q filed with the SEC on August 14, 2000.

(28) Incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q filed with the SEC on August 14, 2000.