Form 10KSB
period 2000-12-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2001-04-16
CIK 1066764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

   [   ]      Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No fee required) for the transition period from to
        --------------------    -------------------------

     Commission file number: 000-27407
                             ---------

                        Delta Capital Technologies, Inc.
                     ---------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Delaware                                98-0187705
            ----------                               ------------
 (State or Other Jurisdiction of
  Incorporation or Organization)          (I.R.S. Employer Identification No.)


              1331 Homer St. #B201, Vancouver, B.C., Canada V6B 5M5
            ---------------------------------------------------------
               (Address of Principal Executive Offices)    (Zip Code)

                                 (604) 644-4979
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class             Name of each Exchange on Which Registered
       -------------------             -----------------------------------------
 Common Stock ($0.001 Par Value)                          None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes    X                   No
                    ------                    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2000, were $565,378

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,301,607 based on the average closing bid and asked prices for the common stock on April 11, 2000.

At April 12, 2001, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 55,034,827.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.       Description of Business.........................................1

Item 2.       Description of Property.........................................6

Item 3.       Legal Proceedings...............................................6

Item 4.       Submission of Matters to a Vote of Security-Holders............ 7


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........7

Item 6.       Management's Discussion and Analysis or Plan of Operation.......8

Item 7.       Financial Statement...................................F-1 to F-11

Item 8.       Changes in and Disagreements With
              Accountants on Accounting and Financial Disclosure.............10

                                    PART III

Item 9.       Directors and Executive Officers  .............................10

Item 10.      Executive Compensation.........................................11

Item 11.      Security Ownership of Certain Beneficial Owners and Management.11

Item 12.      Certain Relationships and Related Transactions.................12

Item 13.      Exhibits, List and Reports on Form 8-K.........................13

              Signatures ....................................................14

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

History

As used herein the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Delaware on March 4, 1998. The Company has previously been involved in business activities, all of which have been discontinued. Between March 4, 1998, and June 1, 1999, Delta Capital's focus was directed towards assessing various potential acquisition targets in the Internet and related fields. On June 1, 1999 Delta Capital entered into the software development business. The Company discontinued developing its software on October 27, 2000.

General

On June 1, 1999, Delta Capital acquired the rights to an exclusive worldwide license to the relBuilder(TM) Enterprise Suite of business intelligent e-Commerce and e-Business software (the "Software") from 827109 Alberta Ltd. ("AltaCo"), an Alberta, Canada based private company. The rights were acquired pursuant to a License Agreement dated June 1, 1999 between Delta Capital and AltaCo, as amended by a Letter Agreement dated September 2, 1999 (the "License Agreement"). The Software application included modules for e-Commerce, e-Project Management, e-Customer Services, e-Document Assembly, e-Contact Management, e-Business Intelligence and e-Back office and a core technology which models business rules and relationships. The License Agreement allowed Delta Capital to distribute licenses for the Software through sub-licenses.

Following the acquisition of the relBUILDER(TM) technologies, the Company entered into negotiations to acquire The Matridigm Corporation, an Alberta, Canada-based strategic marketing and communications company with special high-tech expertise. On April 19, 2000, the acquisition was completed. Management believed that the acquisition of The Matridigm Corporation and its key managers - and the strong marketing base they provided to the Company were critical to the Company's attempts to successfully penetrate both United States and international markets.

However, due to problems which arose relative to the achievement of the Company's planned operations, the Company decided on October 27, 2000 to discontinue its development and licensing of the relBUILDER B2B(TM) software that it had licensed from Delta Enterprise Technologies (Canada) Ltd., of Calgary, Alberta ("Delta E"). The Company and Delta E executed a termination agreement to the licensing agreement that allowed both companies to independently develop and complete their respective corporate objectives. As part of the termination agreement the Company and Delta E agreed to cancel the share exchange between the companies that was completed in June of 1999 pursuant to which each company issued 5 million (5,000,000) shares (15,000,000 post 3:1 forward split) to each other.

The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger.

Since the Company discontinued its software development it has attempted to identify and acquire a favorable business opportunity. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

To date, opportunities have been made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

The Company currently has no specific commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances the management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

On November 9, 2000 the Company entered into a consulting agreement with Greystone Mercantile Bancorp, Ltd. of Calgary, Alberta Canada ("Greystone") wherein the Company agreed to pay to fifty thousand dollars (USD $50,000) for consulting services related to helping the Company locate prospective businesses and provide the Company with funding. See exhibit 10(xx) attached hereto.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Although the Company's present shareholders did not acquire their shares of common stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is attractive, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax- free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders, immediately prior to the transaction, will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject to until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company owns no real property. The Company currently uses the offices, office equipment and support staff of Judith Miller, a director of the Company, at 1331 Homer Street #B201, Vancouver, British Columbia, Canada V6B 5M5. The Company currently has no written lease agreement.

ITEM 3.       LEGAL PROCEEDINGS

Daniel Turner vs. Delta Capital Technologies, Inc. filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Canada). Daniel Turner has filed suit asking for $22,580.41 for unpaid expenses and salary and vacation pay, and $40,000 in general damages based upon a claim of unreasonable termination of employment. The Company has denied liability. Settlement negotiations are ongoing. The Company has offered $10,000 to settle the case.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 5, 2001, by consent of the holders of a majority of the outstanding shares of the corporation, consent was given to a resolution of the board of directors of Delta Capital Technologies, Inc. which approved an amendment to the Certificate of Incorporation of the Company. Pursuant to the resolution approved by the majority of shareholders and the board of directors, Paragraph four of the Company's Certificate of Incorporation was amended to read:

The amount of total authorized shares of stock of this corporation is 75,000,000 shares with a par value of $0.001 per share.

This action was taken by holders of a majority of the Company's outstanding shares without a meeting of shareholders, as allowed by Delaware law.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "DCTG." Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal year ended December 31, 2000 and the first quarter of 2001 are as follows(1):


     Quarter            High                Low
      ended
     3/31/00            $6.00             $1.875
     6/30/00           $3.5156            $1.4375
     9/30/00           $1.5625            $0.5469
    12/31/00           $0.5625            $0.0469
    3/31/01(2)         $ 0.125            $0.0156

Shareholders

As of April 12, 2001, there were 71 shareholders of record holding a total of 55,034,827 shares of common stock.

(footnote)--------

(1) The  Company's  stock  did not trade  prior to the year  2000.
(2) Adjusted  to reflect 3:1 forward stock split effective on January 12, 2001.

Dividends on the Common Stock

The Company has not declared a cash dividend on its common stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On November 28, 2000, the Company issued a total of 6,925,250 shares of common stock at $0.05 per share to Bonanza Management, Ltd. (5,282,337 shares), B. P. Equity (1,000,000 shares), Cortez Communications, Inc. (333,333 shares), Glenn Beeman (154,790 shares), and Peter Kent Carasquero (154,790 shares) for cancellation of debts owed by the Company pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only five offerees who were issued stock for cancellation of debts owed to them by the Company; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the next 12 months, the Company intends to continue its attempts to locate an operating business through an acquisition or merger. The Company believes it has sufficient cash to satisfy its cash requirements for the fiscal year 2001 since it has no significant operations. The Company has no current plans to conduct any product research or development, nor to purchase or sell any plant or equipment, nor to hire any employees.

Results of Operations

The Company recorded $565,378 in sales for the fiscal year ended December 31, 2000 and $0 for the fiscal year ended December 31, 1999. The Company discontinued its software development during the year ended December 31, 2000.

Losses

The Company had a net loss for the year ended December 31, 2000 of $5,725,368 compared to a net loss of $652,472 for the year ended December 31, 1999. The substantial increase in losses was attributable the Company's decision to discontinue software development and from the disposal of all the assets relating to the Company's software development operations.

The Company expects to continue to incur losses until such time as it acquires profitable operations.

Expenses

General and administrative expenses for the year ended December 31, 2000, were $961,209 compared to $154,682 for the year ended December 31,1999. The increase in general and administrative expenses was the result of expansion of the Company's operations and hiring of additional management employees.

Depreciation and amortization expense for the year ended December 31, 2000 were $631,753 compared to $492,756 for the year ended December 31,1999.

Liquidity and Capital Resources

Cash provided by operations was $223,344 for the year ended December 31, 2000, and cash used in operations was $200,845 for the year ended December 31, 1999.

Cash flows generated from financing activities was $2,032,905 for the year ended December 31, 2000 and $214,619 for the year ended December 31, 1999.

Cash flows used in investing activities was $2,256,551 for the year ended December 31, 2000 compared to a use of $34,349 for the year ended December 31, 1999.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment over the periods covered by this report.

Income Tax Expense (Benefit)

The Company has experienced losses and as a result has net operating loss carry forwards available to offset future taxable income. The company's net operating loss carry forwards will expire $3,711,000 in 2020, $161,000 in 2019, and $39,000 in 2018.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal years ended December 31, 2000 and 1999 are attached hereto as pages F-1 through F-11



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                        DELTA CAPITAL TECHNOLOGIES, INC.


                                FINANCIAL REPORT


                                DECEMBER 31, 2000

                    (Letterhead of Perterson Sullivan PLLC)
                          601 Union Street Suite 2300
                               Seattle, WA 98101


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Delta Capital Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Delta Capital Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, and for the period from March 4, 1998 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Capital Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from March 4, 1998 (date of incorporation) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC
--------------------------------
Peterson Sullivan PLLC
April 4, 2001
Seattle, Washingtonw

                 DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000



               ASSETS

Current Assets
         Cash                                                   $             49
                                                                ================


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                                            $        304,439
    Note payable                                                          20,000
                                                                ----------------
               Total current liabilities                                 324,439

Shareholders' Equity (Deficit)
    Common stock, $.001 par value, 75,000,000 shares
        authorized; 53,179,512 issued and outstanding                     53,179
    Additional paid-in capital                                         6,039,552
    Deficit accumulated during the development stage                 (6,417,121)
                                                                ----------------

                                                                       (324,390)
                                                                ----------------
                                                                $            49
                                                                ================

   The accompanying notes are an integral part of these financial statements.

                 DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Years Ended December 31, 2000
                          and 1999, and for the Period
         From March 4, 1998 (Date of Incorporation) to December 31, 2000

                                                                 Cumulative
                                                                 During the
                                                                Development
                                                                   Stage              2000                  1999
                                                            -----------------    ---------------    ------------------

Marketing Services Revenue                                  $         565,378    $       565,378     $             -

Expenses
    General and administrative                                      1,155,172            961,209              154,682
    License agreement amortization                                     12,199              5,630                6,569
    Investment amortization                                           902,777            416,666              486,111
    Goodwill amortization                                             209,457            209,457                   -
    Interest expense                                                   36,503             31,393                5,110
    Write-off of investment                                         4,666,391          4,666,391                   -
                                                            -----------------    ---------------    ------------------
                                                                    6,982,499          6,290,746              652,472
                                                            -----------------    ---------------    ------------------
            Net loss
                                                            $     (6,417,121)    $    (5,725,368)     $      (652,472)
                                                            =================    ===============    ==================
Basic and diluted loss per share                            $          (0.19)    $         (0.12)     $         (0.02)
                                                            =================    ===============    ==================

   The accompanying notes are an integral part of these financial statements.

                 DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2000 and 1999, and for the Period
         From March 4, 1998 (Date of Incorporation) to December 31, 2000
                                     Deficit

                                                                                                          Accumulated
                                                                   Common Stock             Additional     During the
                                                           ---------------------------       Paid-in      Development
                                                              Shares          Amount         Capital         Stage         Total
                                                           -----------      -----------   -------------    -----------  ------------

Balance, March 4, 1998                                             -       $       -      $        -        $     -    $        -


Issuance of common stock for services (March 1998)           800,000             800            (593)             -           207
Issuance of common stock for cash (June 1998)              8,000,000           8,000           52,00              -        60,000
Net loss for the period                                           -                -              -         (39,281)      (39,281)
                                                          -----------      -----------   -------------    -----------  ------------
Balance, December 31, 1998                                 8,800,000           8,800          51,407        (39,281)       20,926

Issuance of common stock (September 1999                   5,300,000           5,300       2,496,692             -       2,501,992
Cancellation of common stock (December 1999)                (300,000)           (300)         (1,692)                       (1,992)

Net loss for the year                                              -              -               -        (652,472)      (652,472)
                                                          -----------      -----------   -------------    -----------  ------------

Balance, December 31, 1999
                                                          13,800,000          13,800       2,546,407       (691,753)    1,868,454

Issuance of common stock in exchange for
            Matridigm Corporation (January 2000)             500,000             500         999,500             -      1,000,000
Issuance of common stock for cash (February 2000)             26,000              26          51,974                       52,000
                                                                                           -
Issuance of common stock for cash (March 2000)               200,000             200         341,800             -        342,000
Issuance of common stock for cash (March 2000)                62,500              62         124,938             -        125,000
Issuance of common stock for cash (May 2000)                 226,000             226         451,774             -        452,000
Issuance of common stock for repayment of debt (June         136,754             137         410,125             -        410,262
Issuance of common stock for cash (July 2000)                500,000             500         499,500             -        500,000
Issuance of common stock for services (August 2000)          350,000             350         304,650             -        305,000
Issuance of common stock for payment of debt
    (November 2000)                                        6,925,250           6,925         339,337             -        346,262

Cancellation of common stock (December 2000)              (5,000,000)         (5,000)          5,000             -              -

Three-for-one common stock split                          35,453,008          35,453         (35,453)            -

Net loss for the year                                              -                -               -     (5,725,368)  (5,725,368)
                                                         -----------      -----------   -------------    -----------  ------------

Balance, December 31, 2000                                 53,179,512      $   53,179   $   6,039,552   $ (6,417,121)  $ (324,390)
                                                         ============     ===========    =============   ============= ============

The accompanying notes are an integral part of these financial statements.

                 DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2000 and 1999, and for the Period
         From March 4, 1998 (Date of Incorporation) to December 31, 2000

                                                                          Cumulative
                                                                          During the
                                                                          Development         2000                  1999
                                                                            Stage
                                                                    ------------------  ------------------    -----------------

Cash Flows From Operating Activities
    Net loss                                                         $     (6,417,121)    $   (5,725,368)        $    (652,472)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
        Write-off of investment and related costs                            4,666,391          4,666,391                    -
        Amortization                                                         1,124,509            631,753              492,756
        Issuance of common stock for services
           and expenses                                                        305,207            305,000                    -
        Change in operating assets and liabilities
           Accounts payable                                                    304,439            263,527               40,912
           Accounts receivable                                                       -             82,041              (82,041)
                                                                     ------------------  ------------------    -----------------
              Net cash provided by (used in)
                  operating activities                                        (16,575)            223,344             (200,845)

Cash Flows From Investing Activities
    Purchase of subsidiary and investment in
        software development                                               (2,256,551)        (2,256,551)                    -
    Purchase of marketing license                                             (33,785)                  -              (33,785)
    Purchase of office equipment and
        leasehold improvements                                                   (564)                  -                 (564)
                                                                     ------------------  ------------------    -----------------
              Net cash used in investing activities                        (2,290,900)        (2,256,551)              (34,349)

Cash Flows From Financing Activities
    Proceeds from loans                                                        776,524            561,905              214,619
    Proceeds from issuance of common stock                                   1,531,000          1,471,000                    -
                                                                     ------------------  ------------------    -----------------
              Net cash provided by financing activities                      2,307,524          2,032,905              214,619

              Net increase (decrease) in cash                                       49              (302)              (20,575)

Cash, beginning of period                                                            -                351               20,926
                                                                     ------------------  ------------------    -----------------
Cash, end of period                                                                 49                 49          $       351
                                                                     ==================  ==================    =================
No cash payments for interest or income taxes have been made.

 The accompanying notes are an integral part of these financial statements.

                                       F-6

                        NOTES TO THE FINANCIAL STATEMENTS

Note 1.  The Company and Summary of Significant Accounting Policies

Delta Capital Technologies, Inc. ("the Company") was incorporated on March 4, 1998, in Delaware. The Company is currently in the development stage.

Write-Off of Investment

The Company acquired approximately 36% of the outstanding shares of common stock of another company in exchange for 15,000,000 shares (5,000,000 shares before the three-for-one split) of its own common stock in September 1999. The other company owned the right to software which had been marketed by the Company under a three-year marketing license agreement. The acquisition was a nonmonetary transaction which was valued at $2,500,000 based on management's estimate of the trading value of the Company's shares. This investment had been amortized through July 1, 2000. The marketing license agreement was acquired for cash of $33,785 and had been amortized through July 1, 2000.

In July 2000, the Company determined that the software product was not of marketable quality and elected to discontinue its further support of the development and licensing of the computer software. At that time, the Company charged to operations all costs and unamortized balances of intangible assets associated with the product and the related common shares were cancelled.

Acquisition of a Company

Effective January 1, 2000, the Company acquired 100% of the outstanding shares of common stock of the Matridigm Corporation ("Matridigm"), a privately held marketing and communications company located in Canada in a business combination accounted for as a purchase. The results of Matridigm's operations have been included in these financial statements since the date of acquisition. In consideration, the Company issued 1,500,000 shares (500,000 shares before the three-for-one split) of common stock, warrants which entitle the seller to acquire 1,470,000 common shares of the Company's common stock valued at $.67 per share, and $69,286 in cash. The cost of the acquisition totaled $1,069,286. In connection with this acquisition, the Company recorded $1,012,376 of goodwill. Matridigm was to assist in the marketing of the computer software discussed in the preceding section. As of December 31, 2000, Matridigm is no longer operating. Goodwill was amortized through July 1, 2000, at which time, the unamortized balance was written off because management determined that this intangible asset was impaired.

The following unaudited proforma consolidated results of operations for the year ended December 31, 1999, is presented as if the acquisition of Matridigm had been made at January 1, 1999:

  Net sales                                                $    350,000
  Net loss                                                 $ (1,035,000)
  Basic and diluted loss per share                         $      (0.03)

Since the results of Matridigm's operations were consolidated with the Company for 2000, no proforma information is presented in this Note. The proforma consolidated results of operations include adjustments to give effect to amortization of goodwill. Earnings per share is adjusted to give effect to additional shares issued in the acquisition.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Marketing services revenue is recognized as services are performed.

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

The Company granted options to an officer in August 1998 to acquire 600,000 shares of common stock at $.0025 each. The options were to expire March 31, 2000, but were extended through March 31, 2001. No compensation expense was recorded at the grant date. The proforma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to these financial statements.

Warrants

At December 31, 2000, the Company had outstanding warrants to purchase 3,345,000 shares of the Company's common stock at prices ranging from $.33 to $.67 per share. The warrants expire at various dates through December 2006.

Taxes on Income

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.
                                       F-8

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 47,718,666 and 31,347,942 for the years ended December 31, 2000 and 1999, respectively. The weighted average number of shares for the period from March 4, 1998 (date of incorporation) to December 31, 2000, was 33,622,941. Warrants and options were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive.

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

Segment Reporting

Management considers the Company to operate on only one business segment. Accordingly, any disclosures required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," are already incorporated in other financial statement disclosures.

New Accounting Standards

New accounting standards issued through the date of the independent auditors' report do not have an effect on these financial statements.

Note 2.  Income Taxes

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:


                                                                                     December 31
                                                                      -----------------------------------------

                                                                             2000                    1999
                                                                      -------------------     -------------------



Tax at statutory rate                                                  $ (1,947,000)             $    (222,000)



Permanent difference, amortization of investment                            681,250                    165,250

Change in valuation allowance for deferred tax asset                      1,265,750                     56,750
                                                                      -------------------     -------------------

         Income tax expense                                           $           -              $           -
                                                                      ===================     ===================

The Company's deferred tax asset is as follows:


                                                                                                  December 31
                                                                                                     2000
                                                                                              -------------------

Deferred tax asset, from net operating loss carryforward                                         $  1,330,000


Less valuation allowance                                                                           (1,330,000)
                                                                                              -------------------

         Net deferred tax asset                                                                  $           -
                                                                                              ===================

The Company's net operating loss carryforwards will expire $3,711,000 in 2020, $161,000 in 2019, and $39,000 in 2018.

Note 3.  Notes Payable

The Company had two unsecured notes payable at December 31, 1999. A note for $20,000 was due June 30, 2000, and remains unpaid at December 31, 2000, bearing interest at 6%. A note paid in 2000, bore interest at 12%. The fair value of these notes is equal to their carrying value because of their short durations.

Note 4.  Related Party Transaction

During 2000, the Company paid a director $67,500 for consulting services. This person resigned from the Board of Directors during the year.

Note 5.  Supplemental Disclosures With Respect to Statements of Cash Flows

Significant noncash transactions in 2000 include:

The Company issued shares of common stock as payment of debt totaling $756,524.

The Company issued shares of common stock for $1,000,000 to acquire the shares of another company.

The Company issued 1,050,000 shares of common stock in exchange for consulting services. The shares were valued at the market price on the issuance date.


There were no significant noncash transactions in 1999.


Note 6.  Going Concern

As shown in the financial statements, the Company incurred a net loss of $5,725,368 in 2000, largely due to its write-off of assets related to its investment in its computer software. Further, the Company has net deficiency in capital of $324,390. These factors raise concerns about the Company's ability to continue as a going concern.

The Company will need additional working capital to be successful in any future business activities and to service its current debt for the coming year. Therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management is presently engaged in seeking additional working capital equity funding and plans to continue to invest in other businesses with funds obtained.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of above objectives and is unable to operate for the coming year.

Note 7.  Subsequent Event

On January 5, 2001, the Board of Directors approved an increase in the authorized common stock from 25,000,000 shares to 75,000,000 shares and a three-for-one split of the common stock. Par value of the common stock will remain $.001 per share. The stock split was effective January 12, 2001.

The effect of the stock split has been recognized retroactively in the shareholders' equity accounts on the balance sheet as of December 31, 2000, and in all share and per share data in the accompanying consolidated financial statements, and notes to the financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from additional paid-in capital to the common stock account.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements between the Company and its accountants.

                                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                        Age                   Position(s) and Office(s)
-----------------------   -------                 ----------------------------
Douglas P. Johnson          62                    President and Director

Darwin C. B. Ross           40                    Director

Martin Tutschek             39                    Director

Judith Miller               60                    Secretary and Director

Douglas P. Johnson, Age 62. Mr. Johnson has provided strategic sales and marketing consulting services to the healthcare industry for the past 25 years, and has extensive experience in managing professional sales forces and negotiating national sales and distribution contracts with manufacturers. From 1994-1996, Mr. Johnson worked for Strategem Inc., of Overland Park, Kansas where he created, trained and implemented a national contract sales force for Lever Brothers, Beechnut and W.L. Gore. Most recently, Mr. Johnson was hired as VP Sales for Newer Technology Inc., of Wichita, Kansas, a company that manufactures processor upgrades for the apple computer community.

Darwyn C. B. Ross, Age 40. Mr. Ross is currently a practicing barrister and solicitor in Manitoba where he is a partner at the law firm of Patterson Ross. Mr. Ross has served as an officer and director of many publicly traded companies and has been engaged in the real estate and oil and gas industries for a number of years. As both principal and investor, Mr. Ross has been engaged in the preliminary financings of a variety of business ventures and has participated in multiple public financings.

Martin Tutschek, Age 39. Mr. Tutschek is a graduate from the University of Texas, currently holds the position of the Manager, Business Development, US operations for Trader.com. His primary role is the analysis and identification of complimentary business opportunities and the development of the business and marketing plan of Trader.com. Prior to being promoted to this position he was the Director of Circulation North American Operations for Trader.com from 1994 to 1997.

Judith Miller, Age 60. Ms. Miller has been the president and a director of J.A.M. Corporate Consultants Inc. ("JAM") since March 1994. JAM, which is wholly owned by Ms. Miller, is a private company incorporated pursuant to the laws of British Columbia, that provides a variety of services including office management and administration, meeting and special event planning, office redesign/relocation, and fund raising. Ms. Miller is the sole employee of JAM and accordingly is responsible for providing JAM's services.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of eight persons who during the fiscal year ended December 31, 2000 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

Mr. Douglas P. Johnson - Mr. Johnson was appointed to the board of directors of the Company in October, 2000. Mr. Johnson failed to file a Form 3 in a timely manner. Mr. Johnson further failed to timely file a Form 5 for the year ended December 31, 2000.

Mr. Darwyn C. B. Ross - Mr. Ross was appointed to the board of directors of the Company in October, 2000. Mr. Ross failed to file a Form 3 in a timely manner. Mr. Ross further failed to timely file a Form 5 for the year ended December 31, 2000.

Mr. Martin Tutschek - Mr. Tutschek was appointed to the board of directors of the Company in October, 2000. Mr. Tutschek failed to file a Form 3 in a timely manner. Mr. Tutschek further failed to timely file a Form 5 for the year ended December 31, 2000.

Ms. Judith Miller - Ms. Miller was a member of the board of directors during all of 2000. Ms. Miller failed to file a Form 3 in a timely manner. Ms. Miller further failed to timely file a Form 5 for the year ended December 31, 2000.

Mr. Mike Steele, Mr. Paul F. Davis, Mr. Kevin K. Wong, and Mr. Michael E. Horsey all served as members of the board of directors and as officers of the Company until September of 2000. Mr. Steele, Mr. Davis, Mr. Wong, and Mr. Horsey failed to file Form 3 in a timely manner, and further failed to timely file Form 5 for the year ended December 31, 2000.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation was awarded to, earned by, or paid to any executive officer of the Company during the period covered by this report.

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information concerning the ownership of the Company's common stock as of April 11, 2001, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 11, 2001, there were 55,034,827 shares of common stock issued and outstanding.

                                                                              Amount and Nature of
      Title of Class              Name and Address of Beneficial              Beneficial Ownership          Percent of class
                                               Owner
                           ---------------------------------------------
       Common Stock                        Judith Miller                             888,000                      1.61%
    ($0.001 par value)                1331 Homer Street #B201
                                    Vancouver, B.C., Canada V6B
                                                5M5
       Common Stock                      Darwyn C. B. Ross                              0                          0%
    ($0.001 par value)                1331 Homer Street #B201
                                    Vancouver, B.C., Canada V6B
                                                5M5
       Common Stock                       Martin Tutschek                               0                          0%
    ($0.001 par value)                1331 Homer Street #B201
                                    Vancouver, B.C., Canada V6B
                                                5M5
       Common Stock                     Douglas P. Johnson                              0                         0.00%
    ($0.001) par value                1331 Homer Street #B201
                                    Vancouver, B.C., Canada V6B
                                                5M5
       Common Stock                        B. P. Equity                             3,000,000                     5.45%
    ($0.001) par value                  700 1006 Beach Ave
                                  Vancouver, B.C., Canada V6E 1Y7
       Common Stock             Directors and Executive Officers as                  888,000                      1.61%
    ($0.001) par value                        a Group


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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





ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. Reports on Form 8-K The following reports on Form 8-K were filed by the Company during the last quarter of the year covered by this report:

          1. On October 17, 2000, the Company reported that Mike Steele, Paul F. Davis, Kevin K. Wong, and Michael E. Horsey had resigned as officers and directors of the Company. Darwyn Ross, Douglas P. Johnson, and Martin Tutschek were appointed as new Directors joining Ms. Judith Miller as members of the Company's Board of Directors. See Form 8-K filed October 17, 2000, and by reference incorporated herein.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April 2001.


                 Delta Capital Technologies, Inc.

                 /s/ Douglas P. Johnson
                ------------------------------------
                 Douglas P. Johnson, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                            Date


  /s/ Douglas P. Johnson          President and Director          April 16, 2001
----------------------------
Douglas P. Johnson


  /s/ Judith Miller               Secretary and Director          April 16, 2001
-----------------------------
Judith Miller


  /s/ Darwyn Ross                  Director                       April 16, 2001
----------------------------
Darwyn Ross


  /s/  Martin Tutschek             Director                       April 16, 2001
----------------------------
 Martin Tutschek

                                                  INDEX TO EXHIBITS

EXHIBIT    PAGE
NO.        NO.          DESCRIPTION

3(i)       *     Articles of Incorporation  dated March 4, 1998 (Incorporated by reference from Form 10SB filed with the SEC on January 5,2000.)

3(ii)      *        Amended  Articles of  Incorporation  dated  April 23,  1998.
                    (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(iii)     *        By-Laws of Delta Capital dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(i)      *        License  Agreement  between Delta Capital and 827109 Alberta
                    Ltd.  dated June 1, 1999.  (Incorporated  by reference  from
                    Form 10SB filed with the SEC on January 5, 2000.)

10(ii)     *        License  Agreement  between SiCom  Solutions Inc. and 827109
                    Alberta Ltd. dated June 1, 1999. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(ii)     *        Letter  from   827109   Alberta   Ltd.   to  Delta   Capital
                    Technologies  Inc.  dated  September  2, 1999  acknowledging receipt of the $20,000  payment  and  granting a three month
                    extension   of  the   $30,000   payment   to   November   1,
                    1999.(Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(iii)    *        Letter  from SiCom  Solutions  Inc. to 827109  Alberta  Ltd.
                    dated September 2, 1999 acknowledging receipt of the $20,000 payment and granting a three month extension of the $30,000 payment to November 1, 1999. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)


10(iv)     *        Share  Exchange  Agreement  between Delta Capital and 827109
                    Alberta Ltd. dated June 1, 1999.(Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(v)      *        Stock  Option  Agreement  between  Delta  Capital and Judith
                    Miller, Corporate Secretary and Director of Delta Capital dated September 15, 1999.(Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(vi)     *        Letter from Delta  Capital to Judith Miller dated January 7,
                    2000.1999.(Incorporated by reference from Form 10SB filed with the SEC on January 11, 2000.)

10(vii)    *        Non-Distribution  Agreement between Delta Capital and Rajesh
                    Taneja dated July 28, 1999.(Incorporated by reference from Form 10SB filed with the SEC on January 11, 2000.)

10(viii)   *        Letter from Rajesh Taneja dated  December 3, 1999  regarding
                    acquisition   of   corporate   names   by   Delta   Capital.
                    (Incorporated by reference from Form 10SB filed with the SEC on January 14, 2000.)

10(ix)     *        Letter of Intent  between  Delta  Capital and The  Matridigm
                    Corporation   dated  January  19,  2000.   (Incorporated  by
                    reference from Form 10KSB filed with the SEC on March 30, 2000.)

10(x)      *        Amended to the Letter of Intent  between  Delta  Capital and
                    The   Matridigm   Corporation   dated   January  30,   2000.
                    (Incorporated by reference from Form 10KSB filed with the SEC on March 30, 2000.)

10(xi)     *        Exchange  Agreement,  executed  April 14, 2000,  among Delta
                    Capital  Technologies  Inc.,  a  Delaware  corporation,  The
                    Matridigm  Corporation,  a  Canadian  corporation,   Michael
                    Steele, Cecilia Lanz, Diana

                    Steele, Andre Lanz and Robert Sweetman. (Incorporated by reference from Form 10QSB filed with the SEC on May 22, 2000.)

10(xii)   *         Debt  Settlement  Agreement  by and  between  Delta  Capital
                    Technologies,  Inc., a Delaware corporation and Bonanza Mgmt
                    Ltd., a British Columbia company. (Incorporated by reference from Form 10QSB filed with the SEC on May 22, 2000.)

10(xiii)  *         Services Agreement between Delta Capital Technologies, Inc., a Delaware  corporation,  and Bonanza  Mgmt Ltd.,  a British
                    Colombia company, dated January 1, 2000. (Incorporated by reference from Form 10QSB filed with the SEC on August 14, 2000.)

10(xiv)   *         Lease Agreement between Delta Capital Technologies, Inc. and
                    O&Y Properties Inc. dated July 19, 2000. (Incorporated by reference from Form 10QSB filed with the SEC on August 14, 2000.)

10(xv)    *         Fund  Raising   Letter   Agreement   between  Delta  Capital
                    Technologies,  Inc. and Reovest Financial, Inc. dated May 3,
                    2000. (Incorporated by reference from Form 10QSB filed with the SEC on August 14, 2000.)

10(xvi)   *         Assignment of Lease between Alberni Investments (1988) Inc.,
                    Flanagan  Enterprises  Inc. and Delta Capital  Technologies,
                    Inc.  dated  June 30,  2000  together  with  the Head  Lease
                    between  Alberni   Investments   (1988)  Inc.  and  Flanagan
                    Enterprises Inc. dated December 12, 1996. (Incorporated by reference from Form 10QSB filed with the SEC on August 14, 2000.)

10(xvii)  *         Investtor   Relations   Agreement   between   Delta  Capital
                    Technologies  Inc.  and Joseph  Lynch dated  August 1, 2000.
                    (Incorporated by reference from Form 10QSB filed with the SEC on November 20, 2000.)


10(xviii) *        Consulting Agreement between Delta Capital Technologies Inc.
                    and National Financial Communications Corp. dated September 1, 2000.(Incorporated by reference from Form 10QSB filed with the SEC on November 20, 2000.)

10(xix)   *         Investor   Relations   Agreement   between   Delta   Capital
                    Technologies Inc. and Vision Publishing Inc. dated September
                    26, 2000. (Incorporated by reference from Form 10QSB filed with the SEC on November 20, 2000.)

10(xx)   17         Consulting contract between Delta Capital Technologies, Inc.
                    and Greystone  Mercantile  Bancorp,  Ltd. dated November 11,
                    2000.

23       25         Consent of Accountant.


* Incorporated by reference from previous filings as noted.

                                 Exhibit 10(xx)



                              CONSULTING AGREEMENT



THIS AGREEMENT made and entered into this 9th day of November 2000.


BETWEEN:
           DELTA CAPITAL TECHNOLOGIES, INC., A Delaware company having an office located at Suite B201, 1331 Homer Street,Vancouver, British Columbia V6B 5M5

              (hereinafter referred to as "Delta" or the "Company")

                                                               OF THE FIRST PART

AND:
           GREYSTONE MERCANTILE BANCORP LTD., an Alberta corporation having it registered and records office located at 2800, 801 - 6th Avenue S.W., Calgary, Alberta T2P 4A3

          (hereinafter referred to as "Greystone" or the "Consultant")

                                                              OF THE SECOND PART


WHEREAS:

1. The Company is desirous of expanding its current busines operations and raising expansion and development capital for the purpose of marketing its services and acquiring additional business operations or entering into strategic business alliances or joint venture arrangements;

2. The Consultant has represented to the Company that it ha business associations and contacts and the necessary expertise to introduce the Company to potential strategic business partners; and represents that it has expertise with engineering (and funding) financial structures relating to the acquisition of business operations, strategic business alliances; business combinations; mergers and acquisitions; and joint venture opportunities.

3. The Consultant has represented to the Company that the consultant has or has access to financial resources to assist the Company in raising expansion capital;

4. Company, in reliance on Consultant's representations, is willing to engage Consultant as an independent contractor, and not as an employee, on the terms and conditions set forth herein;

NOW THEREFORE THIS AGREEMENT WITNESSETH, that in consideration of the mutual covenants and premises contained herein and of the obligations herein made and undertaken, the parties, intending to be legally bound, covenant and agree as follows:

1 SCOPE OF SERVICES

1.1 Greystone represents that it has expertise with engineering (and funding) financial structures relating to the acquisition of business operations; strategic business alliances; business combinations; mergers and acquisitions; and joint venture opportunities. Consultant also represents Consultant has expertise in the referral of Prospective Clients to Company for a designated referral fee, and will provide other services to the Company under a separate Consulting Agreement, and will provide additional services for an additional fee, relating to each Prospective Client, as applicable, under separate agreements for specified services and fees.

1.2 Consultant shall render such services and deliver the required reports, contracts, agreements and supporting documentation concerning the aforementioned services for each assignment or project, ("Deliverables") in accordance with the assignments, timetable and milestones set forth and marked, in any signed agreement between both parties. In the event Consultant anticipates at any time that it will not reach one or more milestone or complete one or more projects or assignments within the prescribed timetable, Consultant shall immediately inform the other party by written notice, submit proposed revisions to the timetable and milestones that reflect best estimates of what can realistically be achieved, and continue to work under the original timetable and milestones until otherwise agreed between Company and Consultant. Consultant shall prepare and submit reports of performance and progress on each project, as Company may reasonably request from Consultant from time to time.

1.3 Company shall provide and make available to Consultant the information and resources required to close transactions called for by this Agreement. In any event that the Consultant lacks sufficient resources to perform said services called by this Agreement, Company & Consultant shall negotiate an arrangement to provide Consultant the necessary resources to complete said services. For billing purposes, these resources shall be referred to in this agreement as "company paid consulting expenses". The term "transaction(s)" refers to one or more transactions approved by the Company according to the Company's written policies provided to the Consultant and signed by both parties.

1.4 Company shall, within five business days of receipt of each Deliverable submitted to the Company, advise
         Consultant of the acceptance or rejection of such Deliverable. Any rejection shall specify the nature and scope of the deficiencies in such Deliverable. Consultant shall, upon receipt of such a notice of rejection act diligently to correct such deficiencies. The failure of the Company to provide such a notice of rejection within such period shall constitute acceptance by Company of the Deliverable.

1.5 Consultant's work shall generally be performed at Consultant's office. The work shall be performed in a workmanlike and professional manner by the Consultant or employees of Consultant having a level of skill in the area commensurate with the requirements of the scope of work to be performed. Consultant shall make sure it, and its employees, at all times observe all laws, and all Company rules, policies and regulations, including but not limited to trade secrets, security and safety.

1.6      Consultant warrants that if Consultant performs
         Consulting work at Company's facilities, that Consultant will restrict such work to work performed on behalf of the Company as contemplated herein. This includes but is not limited to use of the telephone, fax machine, copier, computer systems, bookkeeper and secretarial services.

1.7 Consultant agrees to negotiate in good faith with Compan concerning claims to fees, points & commissions, and to resolve all issues relating to the payment of fees, commissions or points to third parties, in connection with any mergers, acquisitions, joint ventures or financings negotiated on behalf of the Company. In any case where payment of fees, points and commissions has not been otherwise provided for, the parties agree to negotiate in good faith to establish the fees & commissions payable to the Consultant.

1.8 The parties agree that the services of the Consultant's executive, management and staff employees may be essential to the satisfactory performance of the scope of work called for in this Agreement. The parties further agree that if such individual(s) leaves the employ of the Consultant during the term of this Agreement for any reason, or is unavailable to continue full-time work called for herein, and if substitute individual(s) acceptable are not available to continue the work within five business days of the unavailable party, the Company shall have the right to recommend a replacement employee to Consultant, and request the termination of said employee for non-performance. For the purposes of Section 2.2, the discontinuance of work by any such key employee, and a failure of the Consultant to hire a recommended and/or suitable qualified employee within thirty days receipt by the Consultant of a written complaint, is a breach of the terms of this Agreement.

1.9 Either party shall have the right, at any time, to request the removal of any employee(s) acting as liaison between the parties, if said employee is considered unsatisfactory as representing either Company or Consultant to third parties. Upon such request, the party so requested, shall use all reasonable efforts to promptly replace such employee(s) with a substitute employee(s) having appropriate skills and training.

1.10 Anything herein to the contrary notwithstanding, the parties hereby acknowledge and agree that Company shall have no right to control the manner, means, or method by which Consultant performs the services called for by this Agreement, as long as the Consultant complies with the Company's written policies provided to the Consultant and signed by both parties. Rather, Company shall be entitled only to direct Consultant with respect to the elements of the service to be performed by Consultant and the results to be derived, to inform Consultant as to where and when such services are performed, within reason, providing said instruction provides no conflict of interest, or violates any Provincial or Federal securities regulation, and to review and assess the performance of such services by Consultant for the limited purposes of assuring that such service has been performed and confirming that such results are satisfactory.

2 TERM OF AGREEMENT

2.1 This Agreement shall commence on the date and year first above written, and unless modified by mutual agreement, shall continue until terminated by mutual agreement. This Agreement shall automatically renew each consecutive year, if not otherwise in default, for a period of ten (10) years from the date that both parties sign this Agreement.


2.2 This Agreement may be terminated by either party upon five business days' prior written notice, if the other party breaches any term hereof and the breaching party fails to cure such breach within the five business day period; or any mutually agreeable period provided in writing and signed by both parties, provided that, notwithstanding the foregoing the cure period for any failure of Company to pay fees and charges due hereunder shall be thirty days from the date of receipt by Company of any notice of breach relating thereto.

2.3 Upon termination of this Agreement for any reason, Consultant shall promptly return to Company any and all materials provided and Company shall promptly return to Consultant, all copies of any data, records, or materials of whatever nature or kind, including all materials incorporating the proprietary information of Company or Consultant, respectively. Consultant shall also furnish to Company all work in progress or portions thereof, including all incomplete work.

2.4 Within fourteen days of termination of this Agreement fo any reason, Consultant shall submit to Company an itemized invoice for any fees or expenses theretofore accrued under this Agreement and upon payment by Company of the accrued amounts so invoiced Company shall thereafter have no further liability or obligation to Consultant whatsoever for any further fees, expenses, or other payment.

3 FEES, EXPENSES & PAYMENTS

3.1 In consideration of the services to be performed by Consultant the company shall pay to Consultant consulting fees in accordance with the following schedule:

                a) upon execution of this Agreement, a retainer in
                  the amount of USD$50,000;

                b)fees as may be negotiated for the successful
                  conclusion of individual project introductions; agreements; financings or other deliverables; and
                c) the Company shall also reimburse Consultant for
                 all ordinary and necessary expenses incurred in connection with the performance of his services hereunder, provided that timely notice of such expenses is sent to and approved by an appropriate officer or other authorized representative of the Company.

3.2 In consideration of the services to be performed by Consultant, Company shall, within ten days of receipt of funding dollars, and Consultant's acceptance of each of the Deliverables, pay or otherwise instruct the Escrow Agent (if applicable) to pay Consultant the fees established for each Project contemplated hereby and incorporated herein by referenced with respect to each such Deliverable, less Company paid consulting expenses.



4 RIGHTS IN DATA & NON-COMPETITION CLAUSE

4.1 As between Company and Consultant, except as set forth below in this Section 4, all rights, title, and interest in and to proprietary Company information, related data, or materials utilized or produced by Company in the performance of the services called for in this Agreement shall remain the property of Company. All rights, title, and interest in and to Client lists, materials and data produced solely by Consultant in the performance of the services called for in this Agreement shall remain the property of Consultant.

4.2 Company shall hold all rights, title, and interest in an to all Deliverables, including all rights in copyright that may subsist herein and all Deliverables shall be considered works made for hire. Consultant shall mark all Deliverables with Company's copyright or other propriety notice as directed by Company and shall take all actions deemed necessary by Company to protect Company's rights therein.

4.3      Consultant and Company agree not use the other parties
         Deliverables, per Section 4 of this agreement, and Proprietary Information, per Section 5 of this agreement, to compete with each other for a period of not less than ten years.

4.4 In the event that the Deliverables shall be deemed not t constitute works made for hire, or in the event that Consultant should otherwise, by operation of law, be deemed to retain any rights to any Deliverables, Consultant does hereby assign all rights, title and interest in and to such Deliverables to Company. Consultant agrees to execute any documents of assignment or registration of copyright requested by Company respecting any and all Deliverables.

4.5 All rights, title and interest in and to any programs, systems, data and materials furnished to Consultant by Company are and shall remain the property of Company.

5 PROPRIETARY INFORMATION

5.1 Consultant acknowledges that in order to perform the services called for in this Agreement, it shall be necessary for Company to disclose to Consultant certain Trade Secret(s) Company has developed that at great expense and that have required considerable effort of skilled professionals. Consultant further acknowledges that the Deliverables will of necessity incorporate such Trade Secrets. Consultant agrees that it shall not disclose, transfer, use, copy, or allow access to any such Trade Secrets to any employees or to any third parties, excepting those who have a need to know such Trade Secrets consistent with the requirements, of this Agreement and who have undertaken an obligation of confidentiality and limitation of use. In no event shall Consultant disclose any such Trade Secrets to any competitors of Company.

5.2 As used herein, the term "Trade Secret(s)", shall mean any financial, scientific or technical data, information, design process, procedure, formula, or improvement that is commercially valuable to Company and not generally known in the industry. The obligations set forth in Section 5.1 as they pertain to Trade Secret(s) shall survive this Agreement and continue for so long as the material remains a Trade Secret(s).
6 PUBLICITY AND USE OF MARKS

6.1 Consultant shall not at any time use Company's name or any Company trademark(s) or trade name(s) in any advertising or publicity without written consent of Company.

7 INDEMNIFICATION

7.1      Consultant hereby indemnifies and agrees to hold harmles
         Company from and against any and all claims, demands, and actions and any liabilities, damages, or expenses resulting therefrom, including court costs and reasonable attorney fees, arising out of or relating to the services performed by Consultant hereunder or the warranties made by Consultant pursuant to this agreement. Consultant's obligations under this Section shall survive the termination of this Agreement for any reason. Company agrees to give Consultant prompt notice of any such claim, demand, or action and shall, to the extent Company is not adversely affected, cooperate fully with Consultant in the defense and settlement thereof.

8 NON-DISCLOSURE AND NON-CIRCUMVENTION AGREEMENT:

8.1      Definition: "SIGNATORY" - Any one of the signer(s);
         separately or individually; of this agreement; and the signer's corporation(s), sole proprietorship(s), partnership(s), divisions, subsidiaries, agents, consultants, business associates, executive officers, principals, professional affiliations, board of director members and/or family members with an intimate knowledge and control, directly or indirectly, of the signatory's business, whom may or will assist the signer, directly or indirectly, in the signer's daily or periodic business activities.

8.2 Definition: "ASSOCIATE" - A person's (legal definition) corporation(s), sole proprietorship(s), partnership(s), divisions, subsidiaries, agents, consultants, business associates, executive officers, principals, professional affiliations, board of director members and/or family members with an intimate knowledge and control, directly or indirectly, of the person's business. The "associate" is not a "signatory" but must be associated, in some manner of form, with only one of the signatories in business. An "associate" may also be called an "introduced entity", only if unknown to the other signatory.

8.3 Definition: "INTRODUCED ENTITY" - Introduced banks, lending institutions, trusts, escrow companies.
         corporations, organizations, banking institutions, financial institutions, brokers, broker/dealers, lenders, borrowers, buyers, sellers associates, and/or individuals, introduced by one signatory to the other signatory either individually, separately or by an associate, whom was not otherwise conducting business with the introduced signatory, prior to the time of introduction. An (independently verifiable) invoice, contract, agreement or legal document must be provided by fax, courier or telex, to the introducing signatory within two (2) banking days of the introduction by the introduced signatory, for this to be a valid exemption.

 8.4 Definition: "IDENTITY" - Telephone numbers, addresses, telex numbers, KTT information, fax numbers et al of the introduced entity or introduced associate of the introduced entity.

8.5 This is to confirm that each of the named signatories, separately or individually, and their associates hereby agree that they will not make any contact with or otherwise involve in any transaction with any introduced entity without either permission of the introducing signatory or other agreement signed by the signatories allowing said contact. A merger agreement, trust agreement, consulting agreement or escrow agreement ('documents"), executed prior to the meeting of the signatories, and provided to all signatories at the time of signature of this agreement, shall constitute said permission, if the agreement provides general procedures on how a business transaction is to be conducted between the signatories and how the signatories are to receive compensation. Any other signed agreement between the signatories providing a general procedural outline and compensation arrangements for the signatories for any business activity shall satisfy the terms and conditions of this agreement. If a signatory circumvents the other signatories, and receives securities, tangible or intangible assets, tax benefits, profit, income, commissions or fees ("assets"), as a result of that circumvention, that signatory is liable for full payment and/or release of those particular assets, to the signatories representing the other party(ies), upon receipt of the assets by a Trustee, the signatory or an associate.

8.6 This agreement is effective on the signatories' heirs, assignees, and designees. The signatories hereby confirm that the identities of the introduced entity are currently the property of the introducing signatories and shall remain so for the duration of the agreement. The signatories hereby agree to keep completely confidential the names of any introduced entity. Such identity shall remain confidential during the duration of this agreement, and during the duration of the transaction. Each signatory agrees to discuss this information among the signatories to determine as to what information is to be disclosed and what procedure will be used for the disclosure.

9 LIMITATION OF LIABILITY

9.1 Except as provided in Section 8 hereof, in no event shal either party be liable to the other for any consequential damages or lost profits of the other party.

10 MISCELLANEOUS

10.1 Either party shall not assign, transfer, or subcontract this Agreement or any of its obligations hereunder without the prior written consent of the other party; provided, however, that Consultant may assign its right to receive payments hereunder to such third parties as Consultant may designate upon advance written notice to Company of not less than five business days prior to payment.

10.2 This Agreement shall be governed and construed in all respects in accordance with the substantive laws of the Province of British Columbia.

10.3 The parties are and shall be independent contractors to one another, and nothing herein shall be deemed to cause this Agreement to create an agency, partnership, or joint venture between the parties Except as expressly provided in this Agreement, Company shall not be liable for any debts, accounts obligations, or other liabilities whatsoever of Consultant, including (without limitation) Consultants obligation to withhold Social Security and income taxes for itself or any of its employees.

10.4 Consultant shall, upon mutual agreement and upon written request, at its sole expense, obtain and carry In full force and effect, during the term of this Agreement, insurance coverage of the types and in the amounts required to protect the Consultant and the Company's interests.

10.5 All remedies available to either party for one or more breaches by the other party are and shall be deemed cumulative and may be exercised separately or concurrently without waiver of any other remedies. The failure of either parts to act on a breach of this Agreement by the other shall not be deemed a waive of such breach of future breaches, unless such waiver shall be in writing and signed by the party against whom enforcement is sought.

10.6 All notices required or permitted hereunder shall be in writing addressed to the respective parties as set forth herein, unless another address shall have been designated, and shall be delivered by hand or by registered or certified mail, postage prepaid.

10.7 This Agreement constitutes the entire agreement of the parties, hereto and supercedes all prior representations, proposals, discussions, and communications, whether oral or in writing. This Agreement may be modified only in writing and shall be enforceable in accordance with its terms when signed by the party sought to be bound.


IN WITNESS WHEREOF, the Company and the Consultant have caused this Agreement to be executed by their duly authorized representatives as of the day first above written.


THE CORPORATE SEAL of GREYSTONE )
MERCANTILE BANCORP LTD. was hereunto

affixed in the presence of: )

/s/ Authorized signature
---------------------------------------
                                                                             C/S
Authorized Signatory )

THE CORPORATE SEAL of )
DELTA CAPITAL TECHNOLOGIES, INC. )
was hereunto affixed in )
the presence of: )

/s/ Authorized signature
---------------------------------------
                                                                             C/S
Authorized Signatory )

                    (Letterhead of Perterson Sullivan PLLC)
                           601 Union Street Suite 2300
                                Seattle, WA 98101


                         INDEPENDENT AUDITORS' CONSENT

We hereby consent to the use of our auditors' report dated April 4, 2001, on the Delta Capital Technologies, Inc. financial statements as of December 31, 2000, and for the periods then ended, included in the Delta Capital Technologies, Inc. Form 10-KSB for the year ended December 31, 2000.





Peterson Sullivan PLLC
April 4, 2001
Seattle, Washington