Form 10QSB
period 2001-03-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2001-05-21
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number: 000-27407
                                ----------


                        DELTA CAPITAL TECHNOLOGIES, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)





              Delaware                                 98-0187705
              --------                                 ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)





              1331 Homer St. #B201, Vancouver, B.C., Canada V6B 5M5
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (604) 644-4979
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX   No
                                    ------   ----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of April 12, 2001, was 55,034,827.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................5

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES...............................5

ITEM 5.  OTHER INFORMATION ....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7

SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 7 and are incorporated herein by this reference.



































                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE


Balance Sheet...............................................................F-2

Statement of Operations.....................................................F-3

Statement of Cash Flows.....................................................F-4

Notes to Unaudited Financial Statements.....................................F-6

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development State Company)

                           CONSOLIDATED BALANCE SHEETS
                                 March 31, 2001


                                                                              (Unaudited)     (Audited)
                                                                               March 31      December 31
                                                                                 2001           2000

                     ASSETS
Current Assets
          Cash                                                              $     1,085      $        49
          Prepaid Expenses                                                       25,804                -
          Notes Receivable                                                       10,000                -
                                                                            -----------      -----------
                    Total Current Assets                                    $    36,889      $        49
                                                                            ===========      ===========

                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
          Accounts Payable                                                  $   297,099 $        304,439
          Notes Payable                                                          76,104           20,000
                                                                            -----------      -----------
                    Total Current Liabilities                                   373,203          324,439
                                                                            ===========      ===========

Shareholders' Equity (Deficit)
          Common Stock, $.001 par value, 75,000,000 shares
              authorized; 55,034,827 and 53,179,512 issued and
              outstanding at March 31, 2001 and December 31, 2000
              respectively                                                       55,035           53,179
          Additional paid-in capital                                          6,088,462        6,039,552
          Deficit accumulated during the developmental stage                 (6,479,811)      (6,417,121)
                                                                               (336,314)        (324,390)
                                                                            -----------      -----------
                                                                            $    36,889      $        49
                                                                            ===========      ===========


                       See Notes To Financial Statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF OPERATIONS For
               the Three Months Ended March 31, 2001 and 2000 and the Period from March 4, 1998 (Date of Incorporation) to March 31, 2001
                                   (Unaudited)


                                                    Three            Three            Cumulative
                                                    months           months           During the
                                                    ended            ended            Development
                                                   March 31         March 31            Stage
                                                     2001            2000

Revenue                                          $        -       $  163,759      $     565,378

Expenses
          General and Administrative                (62,690)         (41,450)        (1,217,862)
          Goodwill amortization                           -         (104,729)          (209,457)
          Investment amortization                         -         (208,333)          (902,777)
          License agreement amortization                  -           (2,815)           (12,199)
          Interest expense                                -           (8,700)           (36,503)
          Write off of investment                         -                -         (4,666,391)
                                                 ----------       ----------      -------------

          Total expenses                            (62,690)        (366,027)        (7,045,189)
                                                 ----------       ----------      -------------
                    Net loss                     $  (62,690)      $  202,268)     $  (6,479,811)
                                                 ==========       ==========      =============
Basic and diluted loss per share                 $    (0.00)      $    (0.00)     $       (0.18)
                                                 ==========       ==========      =============














                       See Notes to Financial Statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED STATEMENTS OF CASH
                   FLOWS For the Three Months Ended March 31,
                                2001 and 2000 and
     the Period from March 4, 1998 (Date of Incorporation) to March 31, 2001
                                   (Unaudited)


                                                                                                      Cumulative
                                                                   Three months       Three           During the
                                                                    ended March       months         Development
                                                                     31 2001        ended March         Stage
                                                                                     31 2000
                                                                    ---------      -----------      ------------

Cash Flows From Operating Activities
          Net loss                                                  $ (62,690)     $  (202,268)     $ (6,479,811)
         Adjustments to reconcile net loss to net cash used in
operating activities
         Write off investment and related costs                             -                -         4,666,391
         Amortization                                                       -          285,874         1,124,509
          Issuance of common stock for services                        31,500                -           336,707
          Increase (decrease) in accounts payable                      10,426           61,738           314,865
          Increase in accrued liabilities                                   -           23,424                 -
          (Increase) decrease in accounts receivable                        -        (350,347)                 -
          (Increase) decrease in prepaid expenses                     (25,804)                -          (25,804)
                                                                    ---------      -----------      ------------
         Net cash provided by (used in) operating activities          (46,568)        (181,579)          (63,143)

Cash Flows From Investing Activities
          Issuance of loan                                            (10,000)                -          (10,000)
          Capitalized development costs                                     -         (216,479)       (2,256,551)
          Purchase of marketing license                                     -                -           (33,785)
          Purchase of office equipment and leasehold improvements           -             (564)             (564)
                                                                    ---------      -----------      ------------

                    Net cash used in investing activities             (10,000)        (217,043)       (2,300,900)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (continued) For the Three Months Ended
                           March 31, 2001 and 2000 and
     the Period from March 4, 1998 (Date of Incorporation) to March 31, 2001
                                   (Unaudited)


Cash Flows From Financing Activities
          Proceeds from loans                                          56,104       208,199       832,628
          Proceeds from issuance of common stock                        1,500       519,000     1,532,500
                                                                   ----------    ----------   -----------
                    Net cash provided by financing activities          57,604       727,199     2,365,128
                                                                   ----------    ----------   -----------
                    Net increase (decrease) in cash                     1,036       328,577         1,085

Cash, beginning of period                                                  49           351             0
                                                                   ----------    ----------   -----------
Cash, end of period                                                $    1,085    $  328,928   $     1,085
                                                                   ==========    ==========   ===========
No cash payments for interest or income taxes have been made






                       See Notes to Financial Statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)


                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS For the Three Months Ended
                                 March 31, 2001
                                   (Unaudited)



Note 1.  Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Delta Capital Technologies, Inc. and it's subsidiary (the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 2.  Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 48,834,359 and 42,620,630 for the three months ended March 31, 2001 and March 31, 2000, respectively. The weighted average number of shares was 35,308,924 for the period from March 4, 1998 to March 31, 2001.

Note 3.  Going Concern

As shown in the financial statements, the Company incurred a net loss of $6,479,811 since inception, largely due to its write-off of assets related to its investment in its computer software. Further, the Company has net deficiency in capital of $336,314. These factors raise concerns about the Company's ability to continue as a going concern.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Continued) For the Three Months Ended
                                 March 31, 2001
                                   (Unaudited)


Note 3.  continued


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

Note 4.  Notes Receivable

The $10,000 note receivable is due from UMDN, Inc. (note 5), which was acquired by the Company subsequent to March 31, 2001.

Note 5.  Subsequent Events

On May 4, 2001, the Company agreed to acquire 100% of the outstanding common shares of UMDN, Inc. In consideration the Company will issue 1,000,000 shares of its own common stock. UMDN, Inc. offers discounted goods to union members who sign up for their service. Revenues are earned by fees charged to businesses providing goods to members.

The Company has also entered into an agreement to acquire Au-On Line which offers gold products for sale through the Internet. The Company is awaiting certain documents from Au-On Line prior to completing the transaction.

Both acquisitions will be accounted for as purchases. The results of operations will be included from the date of acquisition. Management has not determined the amount of goodwill, if any, from these purchases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

As used herein the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and its predecessors, unless the context indicates otherwise. The Company discontinued its software development in October, 2000. As of March 31, 2001, The Company was a shell company whose purpose was to acquire operations through an acquisition or merger, or to begin its own start-up business. The Company's executive offices are currently located at B201-1331 Homer Street, Vancouver, B. C., Canada.

On January 22, 2001, the Company reached an agreement in principle with Acer Capital Corp., an Alberta corporation and a reporting issuer whose shares are traded on the Canadian Venture Exchange (trading symbol ""ART""), and its joint venture partner Rio Minerals Ltd. to co-develop its Au-online.com business venture.

Au-online.com, Inc., a Nevada corporation, has the exclusive purchase and marketing rights for all gold-nugget production originating from a group of claims in the Ten Mile district of north-central Nevada held by Kayzak Resources of Winnemucca, Nevada. On February 26, 2001, the Company finalized the terms of the acquisition of Au-online.com, Inc. The Company agreed to issue 6,500,000 common shares as consideration for an 85% interest in the venture and the right to acquire the remainder of the shares of Au-online.com, Inc. for a one-time cash payment of $150,000 or the issuance of a further 1,500,000 shares. See Share Exchange Agreement, Exhibit 10(i)

As part of the agreement, the Company has agreed to finance the development of the venture and work with Acer and Rio Minerals Ltd. to immediately implement the web presence and marketing of Au-online.com. The e- Commerce business model for the venture provides Au-online.com the exclusive purchase and marketing rights for all gold-nugget production originating from a group of claims in the Ten Mile district of north-central Nevada held by Kayzak Resources of Winnemucca, Nevada.

On March 8, 2001, the Company elected to exercise its option to acquire the remaining minority interest of the outstanding shares of Au-online.com. Pursuant to the terms of its agreement, upon closing, the Company will issue a total of 8,000,000 shares in exchange for all the issued and outstanding shares of Au-online.com, Inc. Upon the closing of the acquisition, the Company, through its subsidiary, Au-online.com, Inc., intends to market gold nuggets through the company"s web site at Au-online.com.

The acquisition has not yet closed. Closing will occur following the delivery of the financial statements of Au- Online.Com, Inc. which are called for in the February 26, 2001 Agreement.

The Company does not have sufficient capital to operate over the next fiscal year without a substantial infusion of operating capital. It will be necessary for the Company to either borrow funds to operate or generate operating funds through the sale of equity in the Company or its subsidiaries. There can be no assurance that the Company will be able to generate sufficient income from either borrowing, the sale of equity, or a combination therof to allow it to operate its business during the coming year. Unless the Company is successful in raising additional operating capital, it will not have sufficient funds to operate during the balance of the fiscal year.

The Company has no current plans to perform any product research and development during the coming year.

The Company has no current plans to spend any significant amount in the coming year on Plant or Equipment.

At the present time, it is not anticipated that the Company will have any significant increase in the number of employees working for the Company. However, the Company is intending to develop the business of UMDN during the coming year. If the Company is successful in raising the funds necessary to begin operations of UMDN, additional employees will need to be hired by UMDN, and possibly by the Company. At the present time it is not possible to give a valid estimate of the number of additional employees that may be needed.

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from the sale of the Company's securities; (2) increasing sales, and (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On February 21, 2001, the Company issued 300,000 shares of common stock at $0.05 per share to Corporate Imaging company for consulting services pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for consulting services; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 1, 2001, the Company issued 600,000 shares of common stock at $0.05 per share to Kingsley Capital Corporation for consulting services pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for consulting services; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 13, 2001, the Company issued 202,812 shares of common stock at $0.05 per share to Cliff Eschner, 5,806 shares of common stock at $0.05 per share to Colleen Eschner, and 2,861 shares of common stock at $0.05 per share to Nina Froemgen for consulting services pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only three offerees who were issued stock for consulting services; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On March 16, 2001, the Company issued 144,556 shares of common stock at $0.05 per share to Nolke Professional Services for consulting services pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for consulting services; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 30, 2001, the Company issued 600,000 shares of common stock at $0.075 per share to Judith Miller for cash on the exercise of an option, and pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 5.  OTHER INFORMATION

On May 4, 2001, the Company entered into a Stock Purchase and Sale Agreement with the shareholders of UMDN, Inc., a Delaware corporation ("UMDN") whereby the Company acquired all of the issued and outstanding common shares of UMDN or 3,500,000 shares and the right to exercise 200,000 options to purchase additional common shares, in exchange for 1,000,000 shares of the Company's common stock. The shareholders of UMDN retained 1,050,000 shares of preferred class A shares. Each preferred class A share is convertible into 10 common shares on the occurrence of any one of the following events:

         1.) the total number of shares of common stock outstanding or subject to the then currently exercisable options, warrants or conversion rights exceeds 7,500,000 shares;

         2.) UMDN obtains $500,000 in equity financing from sales of the common stock;

         3.) UMDN common stock becomes publically traded;

         4.) the majority of the outstanding shares of common stock is no longer owned or record or beneficially, by the holders of a majority of the outstanding shares of common stock prior to the Company's purchase or by other persons to who the holders of the majority of the outstanding preferred class A shares have consented in writing.

UMDN is a marketing company that enrolls members of large affinity groups, unions and/or associations within a networking service in order to leverage their buying power to elicit proprietary discounts from both local and national businesses. The network is created through local discount networks, national providers and strategic partners. The local network is where members of affinity groups, unions, and/or associations receive substantial savings on products or services in a branded environment, on a contractual basis, such as for cellular service or insurance. UDMN's primary revenue is expected to be generated from the business sector by charging flats fees for membership. UMDN hopes to generate secondary revenue from permitting strategic partners access to its captive consumer groups on an exclusive basis. UMDN's strategic partners will pay UMDN a percentage of all revenue derived from accessing its network. The Company intends to do business by providing networking services among small to medium sized businesses through its wholly owned subsidiary Union Members Discount Network, Inc. ("UMDN")

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the period covered by this report.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May, 2001.



Delta Capital Technologies, Inc.


/s/ Judy Miller
-----------------------------------
Judy Miller, Secretary and Director

                                INDEX TO EXHIBITS

EXHIBIT        PAGE
NO.            NO.          DESCRIPTION

3(i)              *          Articles of Incorporation dated March 4, 1998.
                             (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(ii)             *          Amended Articles of Incorporation dated April 23,
                             1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(iii)            *          By-Laws of Delta Capital dated April 23, 1998.
                             (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(i)             10         Share Exchange Agreement dated February 26, 2001
                             between Delta Capital Technologies, Inc. and
                             Shareholders of Au-Online.Com, Inc.

10(ii)            21         Stock Purchase and Sale Agreement dated May 4, 2001
                             between Delta Capital Technologies, Inc. and
                             Shareholders of UMDN, Inc.

* Incorporated by reference from previous filings as noted.

                        STOCK PURCHASE AND SALE AGREEMENT

                Between Delta Capital Technologies, Inc., and the
              Shareholders of Union Members Discount Network, Inc.

                                February 22, 2001

                                TABLE OF CONTENTS




RECITALS .....................................................................12

         1.       Purchase and Sale of Property; Release......................12
                             1.2    Property..................................12
                             1.3    Release...................................12

         2.       Closing Date; Delivery......................................13
                             2.1    Closing Date..............................13
                             2.2    Deliveries at Closing.....................13

         3.       Representations and Warranties of Union.....................13
                             3.1    Organization, Standing and Authority of
                                    Union.....................................13
                             3.2    Financial and Operating Status of Union...14

         4.       Representations and Warranties of Delta.....................15
                             4.1    Corporate Organization....................15
                             4.2    Due Execution and Enforceability..........16

         5.       Conditions to Closing.......................................16
                             5.1    Conditions to Obligations of Delta........16
                             5.2    Conditions to Obligations of Union........17

         6.       Covenants and Agreements of Union...........................18
                             6.1    Access to Information.....................18
                             6.2    Conduct of Business Pending the Closing...18

         7.       Miscellaneous...............................................19
                             7.1    Successors and Assigns....................19
                             7.2    Governing Law; Severability...............19
                             7.3    Waivers...................................19
                             7.4    Entire Agreement; Modifications...........19
                             7.5    Notices...................................20
                             7.6    Counterparts..............................20
                             7.7    Headings; References......................20

                        STOCK PURCHASE AND SALE AGREEMENT


THIS STOCK PURCHASE AND SALE AGREEMENT (this "Agreement"), dated effective as of February 22, 1998, is between Union Members Discount Network, Inc., a Delaware corporation ("Union"), the shareholders of Union ("Shareholders") and Delta Capital Technologies, Inc., a Delaware corporation ("Delta").

                                    RECITALS

A. Union is a privately held, non-reporting corporation with its principle operations located in Santa Monica, California.

B. Delta is a publically held, reporting corporation with its principle operations located in Vancouver, British Columbia Canada.

C. Shareholders desire to sell and Delta desires to purchase all of the outstanding shares of Union pursuant to the terms and conditions of this Agreement.

                                    AGREEMENT

     In consideration of the foregoing recitals and the mutual promises contained herein, Delta, Union and the Shareholders hereby agree as follows:

1.       Purchase and Sale of Shares.
         ---------------------------

          1.1 Property Subject to the terms and conditions of this Agreement, Shareholders agree to sell and assign to Delta on the Closing Date (as defined below), free and clear of all mortgages, security interests, liens, pledges, adverse claims and other encumbrances, (a) all of the outstanding shares of stock of Union as set forth on Exhibit A attached hereto (collectively, the "Shares"); and (b) all of Union's right, title and interest to the trade or business name "Union Members Discount Network" (together with the shares, the "Property"). In exchange for the Property, Delta agrees to sell and assign 1,000,000 shares of Delta common stock to the Shareholders on the Closing Date.

          1.2 Release As further inducement to Shareholders performance under this agreement, effective as of the Closing Date, Delta hereby releases and discharges each of Union's officers, directors, shareholders, agents and successors from any and all claims, losses, demands, actions, expenses, obligations or liabilities relating to any matters of any kind, presently known or unknown which it may have arising from any act, omission, event or fact which has occurred up to and including the Closing Date, including, but not limited to, any claims relating to or arising out of its relationship with Union.

2.       Closing Date; Delivery.
         ----------------------

          2.1 Closing Date. The closing of the purchase and sale of the Property (the "Closing") will be held at the offices of Delta, 1331 Homer Street, Vancouver, BC V6B 5M5, at 10:00 a.m. on March 14, 2001, or at such earlier date as may be agreed in writing by Union, Shareholders and Delta (the "Closing Date").

          2.2      Deliveries at Closing.

                    (a) Deliveries of Shareholders to Delta. At the Closing, if the conditions precedent set forth in Section 5.2 are fulfilled in reasonable satisfaction, Shareholders will deliver to Delta (1) stock certificates or other documents of title representing all of the shares of stock held of record or beneficially owned in Union on the Closing Date, duly endorsed by the Shareholders for transfer to Delta and
                    (2) all of Union's documents of title pertaining to its rights to an interest in the trade or business name "Union Members Discount Network." Shareholders and Union will also deliver such other documents and instruments as Delta may reasonably request to confirm that the Shareholders and Union have performed all of their obligations and fulfilled all of the conditions of this Agreement.

                    (b) Deliveries of Delta to Shareholders. At the Closing, if the conditions precedent set forth in Section 5.1 are fulfilled in reasonable satisfaction, Delta will deliver to the Shareholders stock certificates representing 1,000,000 shares of Delta's Common Stock, par value $0.001 issued in the name of the Shareholders. Delta will also deliver such other documents and instruments as the Shareholders may reasonably request to confirm that Delta has performed all of its obligations and fulfilled all of the conditions of this Agreement.

3. Representations and Warranties of Union. Shareholders and Union hereby represent and warrant to Delta that, except as may be set forth in Schedule 3 attached hereto (the "Disclosure Schedule"), the matters set forth in the this
Section 3 are true and correct:

         3.1    Organization, Standing and Authority of Union.

               (a) Organization. Union is a corporation duly organized and validly existing under the laws of the State of Delaware and is in good standing as a domestic corporation under the laws of said State.

               (b) Charter Documents. Union has furnished counsel for Delta with true and complete copies of its Articles of Incorporation, as amended to date, and its Bylaws as currently in effect.

               (c) Corporate Power. Union has all requisite corporate power to enter into this Agreement and to carry out and perform its obligations hereunder.

               (d) Authorization for Agreement. The execution and performance of this Agreement by Union has been duly authorized by its Board of

               Directors. Upon execution and delivery of this Agreement on behalf of Union, this Agreement will constitute the valid and legally binding obligation of Union, enforceable in accordance with its terms and conditions. The execution, delivery and performance of this Agreement and compliance with the provisions hereof by Union does not and will not conflict with, or result in a breach or violation of the terms, conditions or provisions of, or constitute a default under, or result in the creation or imposition of any lien pursuant to the terms of, Union's Articles of Incorporation, as amended, Union's current Bylaws, or any statute, law, rule or regulation or any order, judgment, decree, indenture, mortgage lease or other agreement or instrument to which Union is subject.

               (e) Financial Statements. The audited financial statements of Union as of December 31, 2000, and the unaudited financial statements of Union for January 2001 are attached hereto as Exhibit C (the "Financial Statements"). The Financial Statements are complete and correct in all material respects and present fairly the financial condition of Union as of the periods covered in conformity with generally accepted accounting principles applied on a basis consistent with preceding periods.

               (f) Material Changes. Since January 31, 2001, there have been no material adverse changes in the financial condition of Union from that shown on the Financial Statements as of such date.

               (g) Loans. As of the Closing Date, Union has repaid or otherwise satisfied all of its indebtedness to third parties or lenders of any nature.

         3.2   Financial and Operating Status of Union.

               (a) Tax Returns. Union has duly filed all federal, state and local tax returns required to be filed by it, and all taxes, assessments and penalties set forth in such returns have been timely and fully paid or adequately reserved against in the Financial Statements. None of Union's tax returns have ever been audited by any governmental taxing authority.

               (b) Contracts and Commitments. Union has no written or oral contracts or commitments involving any obligation, consideration or expenditure, except as set forth in the Schedule of Disclosures or except for purchases of normal inventory items in quantities in accordance with previous practices. Union has delivered to Delta's counsel true, complete and correct copies of all such contracts and commitments, together with all amendments thereto, all of which are listed on the Schedule of Disclosures, and all such contracts are in full force and effect in the form delivered. Union has set forth in the Schedule of Disclosures (i) all insurance policies in force on the date hereof; (ii) the names and locations of all banks and other depositories in which it has accounts or safe deposit boxes and the names of persons authorized to sign checks, drafts or other instruments drawn thereon or to have access thereof; (iii) all mortgages, promissory notes, deeds of trust, loan or credit agreements or similar agreements, or modifications thereof, to which it is a party and all amounts thereof; and (iv) all accounts receivable of Union as of December 31, 2001 and as reflected in the

               Financial Statements.

               (c) Employees. Union does not have any collective bargaining agreements with any of its employees. Union is not a party to any contract with any of its employees, consultants, advisors, sales representatives, distributors or customers that is not terminable by Union without liability, penalty or premium on 30 days' notice, except as otherwise set forth in the Schedule of Disclosures.

               (d) Benefits. Union does not have any health, dental, pension, retirement, or other benefit programs for its employees or in which its employees participate, except as set forth in the Schedule of Disclosures.

               (e) Inventory. All inventory of Union is saleable and in good condition, the value of which as of December 31, 2000 has been written down or reserved to amounts not in excess of realizable market value.

               (f) Equipment. All equipment of Union is in good order and repair except minor defects which do not materially interfere with the continued use of such equipment.

               (g) Litigation. There is no action, proceeding or investigation pending or, to the knowledge of Union, threatened against Union, or any of Union's property or assets which might result in any material and adverse change in the property, assets or financial condition of Union, nor, to the knowledge of Union, is there any basis for any such action, proceeding or investigation. To the best knowledge of Union it is in compliance in all material respects with all laws and regulations applicable to it, its properties and businesses.

4. Representations and Warranties of Delta. Delta hereby represents and warrants to Union and the Shareholders that the matters set forth in the following subsections of this Section 4 are true and correct.

         4.1  Corporate Organization

          (a) Organization. Delta is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

          (b)  Financial   Statements.   The  audited   consolidated   financial
          statements of Delta for its last fiscal year and the unaudited financial statements for the past three quarters are attached hereto as Exhibit D (the "Delta Financial Statements"). The Delta Financial Statements are complete and correct in all material respects and present fairly the financial condition of Delta as of the periods covered in conformity with generally accepted accounting principles applied on a basis consistent with preceding periods.

          (c) Material Changes. Since the last quarterly report, there have been no material changes in the financial condition of Delta from that shown on the Delta Financial Statements as of such date.

          (d) Reporting Status. Delta is fully reporting as a public company under Section 13 or 15(d) of the Securities Exchange Act of 1934

     4.2 Due Execution and Enforceability. The execution, delivery and performance of this Agreement and the other agreements between the parties hereto referred to herein by and on behalf of Delta has been duly and validly authorized by the Delta Board of Directors.

     5.   Conditions to Closing.
          ----------------------

     5.1 Conditions to Obligations of Delta. The obligations of Delta to purchase the Property at the Closing and to consummate any other transaction contemplated by this Agreement are subject to the fulfillment to Delta's satisfaction on or prior to the Closing date of the following conditions, any of which may be waived in whole or in part by Delta.

          (a) Representation and Warranties True at Closing. The representations and warranties made by the Shareholders and Union in Section 3 above shall be true and correct in all material respects on and as of the Closing Date with the same force and effect as if they had been made and given on and as of the Closing Date, and the Shareholders and Union shall have performed and complied with all agreements and obligations to be performed by it under this Agreement on or prior to the Closing.

          (b) Authorization. Union shall have obtained all Board of Directors and shareholder approval necessary to authorize its participation in the transaction described in this Agreement.

          (c) No Adverse Change. Prior to the Closing there shall not have occurred any loss or destruction of any material part of the assets of Union or any material and adverse change in the financial condition, properties, business or operation of Union from that shown in the Financial Statements.

          (d) 2000 Financial Statements. Union shall have provided to Delta the financial statements for Union as of December 31, 2000, together with a sworn statement of the officers and directors of Union that the financial statements accurately reflect the financial condition of Union to the best of their knowledge and belief.

          (e) Due Diligence Satisfactory. Shareholders and Union have received all of the information reasonably requested by it from Delta in connection with this transaction, and, based on its due diligence investigation, are satisfied with the financial and operating condition of Delta.

          (f) Closing Certificate: Good Standing. At the Closing, Shareholders will cause Union to deliver or cause to be delivered to Delta a certificate executed by the President of Union, dated as of the Closing Date and certifying to the fulfillment of the conditions specified in subparagraphs (a), (b) and (c) above. On or prior to the Closing Date, Union will deliver to Delta certificates issued by the

          Secretary of State of Delaware evidencing the corporate good standing of Union as of a date not more than 30 days prior to the Closing Date.

          (g) Rights to Business Name. Union shall have obtained such director and shareholder approval and prepared and filed such documents as are necessary to make the name "Union Members Discount Network" available to Delta as a business name registered in the states and every other jurisdiction in which Union is authorized to do business.

          (h) Documents and Instruments Satisfactory. All documents and instruments to be provided by Union and the Shareholders in connection with the transactions contemplated by this Agreement must be satisfactory in form and substance to counsel for Delta.

          (i) Opinion of Counsel for Union. At the Closing, Shareholders and Union will deliver to Delta an opinion of counsel dated as of the Closing Date, addressed to Delta in a form acceptable to Delta.

     5.2 Conditions to Obligations of Union. The obligations of the Shareholders and Union to consummate this Agreement and carry out and perform their obligations hereunder are subject to the satisfaction of all of the following conditions unless waived by Shareholders.

          (a) Representations and Warranties True at Closing. The representations and warranties made by Delta in this Agreement shall be true and correct in all material respects on and as of the Closing Date with the same force and effect as if they had been made and given on as of the Closing Date. Delta shall have performed and complied in all material respects with all agreements and obligations to be performed by it under this Agreement on or before the Closing Date.

          (b) Authorization. Delta shall have obtained all Board of Directors and shareholder approval necessary to authorize its participation in the transaction described in this agreement.

          (c) No Adverse Change. Prior to the Closing there shall not have occurred any material and adverse change in the financial condition, properties, business or operations of Delta since the date of this Agreement.

          (d) Closing Certificate; Good Standing. At the Closing, Delta will deliver or cause to be delivered to Union and the Shareholders a certificate executed by the President of Delta, dated as of the Closing Date and certifying to the fulfillment of the conditions specified in subparagraphs (a), (b) and (c) above. On or prior to the Closing Date, Delta will deliver to Union and the Shareholders a certificate issued by the State of Delaware evidencing the corporate and good standing of Delta as of the date not more than 30 days prior to the Closing Date.

          (e) Documents and Instruments Satisfactory. All documents and instruments to be provided by Delta in connection with the transactions contemplated by this Agreement must be satisfactory in form and substance to counsel for Shareholders and Union.

          (f) Opinion of Counsel for Delta. At the Closing, Delta will deliver to Union and Shareholders an opinion of counsel dated as of the Closing Date, addressed to Union and in form and substance acceptable to Union.

6.       Covenants and Agreements of Union.
         ---------------------------------

     6.1 Access to Information. From and after the date of this Agreement and until the Closing, Shareholders agree that the authorized representatives of Delta shall have access during normal business hours to the properties, facilities, books, records, contracts and documents of Union and Union shall furnish or cause to be furnished to the authorized representatives of Delta copies of all documents and all information with respect to the affairs and businesses of Union that Delta's representatives may reasonably request.

     6.2 Conduct of Business Pending the Closing. Unless expressly consented to by Delta or otherwise permitted or required under this Agreement, from and after the date of this Agreement and until the Closing or the termination or abandonment of this Agreement as provided herein:

          (a) Business in the Ordinary Course. Union will (i) conduct its business only in the ordinary course in the same manner as before date of this Agreement, (ii) will not institute any unusual or novel methods of manufacture, purchase, sale, lease, service, accounting or operation, (iii) will not grant any increase in the rate of pay or other benefits or compensation of any officers or employees, and (iv) will not enter into, amend or terminate any contract or commitment not in the usual and ordinary course of business and consistent with Union's past practice.

          (b) Indebtedness. Union will not (i) incur or assume or guarantee any indebtedness other than indebtedness incurred in the usual and ordinary course of business for goods or services or pursuant to existing commitments or agreements previously disclosed in writing to Delta under this Agreement, or (ii) enter into, execute or deliver any agreement or writing to the release or settlement of claims, except as otherwise provided by this Agreement.

          (c) Corporate Structure. Union will not (i) amend its articles of incorporation or bylaws or change its officers or directors or (ii) issue any additional capital stock or other securities or grant any warrants, options or rights to purchase or acquire any capital stock or other securities of Union, or (iii) merge or consolidate with any other corporation or acquire all or substantially all of the stock, business or assets of any other person or entity or sell, assign or transfer substantially all of its assets or outstanding securities to any other person or entity.

          (d) Dividends and Capital Stock. Union will not (i) declare or pay any dividend or make any stock split or stock dividend or other distribution with respect to its capital stock, or (ii) directly or indirectly redeem, purchase or otherwise acquire for value any of its capital stock.

          (e) Banking Relationships. No change will be made affecting Union's banking relationships and Union shall open no new bank or other deposit accounts.

          (f) Insurance. Union will maintain in full force and effect all policies of insurance now in effect and will give all notices and present all claims under all policies in a timely fashion.

7.       Miscellaneous.
         -------------

     7.1 Successors and Assigns. This Agreement and the terms and conditions contained herein are binding upon, and will inure to the benefit of, the parties hereto and their respective representatives, executors, administrators, heirs, successors and assigns, but, except as otherwise specifically provided herein, neither this Agreement nor any rights or obligations hereunder may be assigned, directly, indirectly, voluntarily or involuntarily, except by operation or law, by any party to this Agreement.

     7.2 Governing Law; Severability. This Agreement will be governed by and construed in accordance with the laws of the State of Delaware. If any provision of this Agreement is found to be invalid, illegal or unenforceable in any respect, such provision will be enforced to the maximum extent possible and the remaining provisions of this Agreement will continue unaffected.

     7.3 Waivers. No waiver by any party hereto of any term or condition of this Agreement will be effective unless set forth in a writing signed by such party. No waiver of any provision of this Agreement will be deemed a waiver of any other provision, or constitute a continuing wavier unless otherwise expressly provided in writing by the waiving party. No failure or delay on the part of any party in exercising any right, power or privilege under this Agreement will operate as a waiver thereof, nor will a single or partial exercise thereof preclude any other or further exercise of any other rights, powers or privileges.

     7.4 Entire Agreement; Modifications. This Agreement, together with the exhibits and schedules attached hereto, each of which is incorporated herein by this reference, constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes in its entirety all prior and contemporaneous agreements, understandings, negotiations and discussions between the parties (specifically including without limitation the letter of intent dated January 22, 2001 and executed by Delta and Union in connection with this Agreement), whether oral or written, with respect to the subject matter of this Agreement. No supplement, modification or amendment to this Agreement will be binding unless executed in writing by Union, Shareholders and Delta.

     7.5 Notices. All notices and other communications required or permitted under this Agreement will be in writing and may be hand delivered, mailed by first-class mail, postage prepaid, or sent via facsimile. Unless otherwise agreed to in writing by the parties, such notices and other communications shall be addressed as follows:


If to Delta:                                               With a copy to:

Judith Miller, Director
Delta Capital Technologies, Inc.
B201, 1331 Homer Street
Vancouver, B.C.  V6B 5M5
Facsimile: (604) 685-6452                                  Facsimile: (    )
If to Union:                                               With a copy to:

Kent Keith, President
Union Members Discount Network, Inc.
217 Ashland Avenue
Santa Monica, California 90405
Facsimile: (877) 558-6466                                  Facsimile: (     )

     7.6 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one instrument.

     7.7 Headings; References. Headings used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.


IN WITNESS WHEREOF, the parties have executed this Agreement on the dates set forth below, to be effective for all purposes as of the date first written above.



Union Members Discount Network, Inc., a
Delaware corporation

       /s/   Kent Keith
By:___________________________
         Kent Keith, President


Delta Capital Technologies, Inc., a Delaware corporation

    /s/  Douglas P. Johnson
By:_____________________________
   Douglas P. Johnson, President

Shareholders

-------------------------------
                                       20

                        STOCK PURCHASE AND SALE AGREEMENT

                Between Delta Capital Technologies, Inc., and the
                           Shareholders of UMDN, Inc.




                                   May 4, 2001

                        STOCK PURCHASE AND SALE AGREEMENT

THIS STOCK PURCHASE AND SALE AGREEMENT (this "Agreement"), dated effective as of May 4, 2001 is by and among, UMDN, Inc., a Delaware corporation ("UMDN"), the shareholders of UMDN who have executed this Agreement as Shareholders ("Shareholders") and Delta Capital Technologies, Inc., a Delaware corporation ("Delta").

                                    RECITALS

A. UMDN is a privately held, non-reporting corporation with its principal operations located in Santa Monica, California.

B. Delta is a publicly held, reporting corporation with its principal operations located in Las Vegas, Nevada.

C. Shareholders desire to sell and Delta desires to purchase all of the outstanding shares of UMDN pursuant to the terms and conditions of this Agreement.

                                    AGREEMENT

     In consideration of the foregoing recitals and the mutual promises contained herein, Delta, UMDN and the Shareholders hereby agree as follows:

1. Purchase and Sale of Shares.

     1.1 Property Subject to the terms and conditions of this Agreement, Shareholders agree to sell and assign to Delta on the Closing Date (as defined below), free and clear of all mortgages, security interests, liens, pledges, adverse claims and other encumbrances, (a) all of the outstanding shares of stock of UMDN as set forth on Exhibit A attached hereto (collectively, the "Shares"). In exchange for the Shares, Delta agrees to issue 1,000,000 shares of Delta common stock to the Shareholders on the Closing Date pro rata in accordance with their respective holdings of the
     shares    on   the   date    hereof.

2.    Closing    Date;    Delivery.

     2.1 Closing Date. The closing of the purchase and sale of the Shares (the "Closing") will be held at the offices of Delta, at 10:00 a.m. on May 4, 2001, or at such earlier date as may be agreed in writing by UMDN, Shareholders and Delta (the "Closing Date").

     2.2 Deliveries at Closing.

          (a) Deliveries of Shareholders to Delta. At the Closing, if the conditions precedent set forth in Section 5.2 are fulfilled in reasonable satisfaction, Shareholders will deliver to Delta

          (1) stock certificates or other documents of title representing all of the shares of stock held of record or beneficially owned in UMDN on the Closing Date, duly endorsed by the Shareholders for transfer to Delta. Shareholders and UMDN will also deliver such other documents and instruments as Delta may reasonably request to confirm that the Shareholders and UMDN have performed all of their obligations and fulfilled all of the conditions of this Agreement.

          (b) Deliveries of Delta to Shareholders. At the Closing, if the conditions precedent set forth in Section 5.1 are fulfilled in reasonable satisfaction, Delta will deliver to the Shareholders stock certificates representing 1,000,000 shares of Delta's common stock, par value $0.001 issued in the respective names of the Shareholders. Delta will also deliver such other documents and instruments as the Shareholders may reasonably request to confirm that Delta has performed all of its obligations and fulfilled all of the conditions of this Agreement.

3. Representations and Warranties of UMDN. Shareholders and UMDN hereby represent and warrant to Delta that:

     3.1  Organization, Standing and Authority of UMDN.


     (a) Organization. UMDN is a corporation duly organized and validly existing under the laws of the State of Delaware and is in good standing as a domestic corporation under the laws of said State.

     (b) Charter Documents. UMDN has furnished counsel for Delta with true and complete copies of its Articles of Incorporation, as amended to date, and its Bylaws as currently in effect.

     (c) Corporate Power. UMDN has all requisite corporate power to enter into this Agreement and to carry out and perform its obligations hereunder.

     (d) Authorization for Agreement. The execution and performance of this Agreement by UMDN has been duly authorized by its board of directors. Upon execution and delivery of this Agreement on behalf of UMDN, this Agreement will constitute the valid and legally binding obligation of UMDN, enforceable in accordance with its terms and conditions. The execution, delivery and performance of this Agreement and compliance with the provisions hereof by UMDN does not and will not conflict with, or result in a breach or violation of the terms, conditions or provisions of, or constitute a default under, or result in the creation or imposition of any lien pursuant to the terms of, UMDN's Articles of Incorporation, as amended, UMDN's current Bylaws, or any statute, law, rule or regulation or any order, judgment, decree, indenture, mortgage lease or other agreement or instrument to which UMDN is subject.

     (e) Financial Statements. The unaudited financial statements of UMDN as of December 31, 2000, are attached hereto as Exhibit B (the "UMDN Financial Statements"). The UMDN Financial Statements present fairly the financial condition of UMDN as of the periods covered in conformity with generally accepted accounting principles applied on a basis consistent with preceding periods.

     (f) Material Changes. Since December 31, 2000, there have been no material adverse changes in the financial condition of UMDN from that shown on the Financial Statements as of such date except to the extent that the operations of UMDN have continued at a loss.

     (g) Loans. As of the Closing Date, UMDN has repaid or otherwise satisfied all of its indebtedness to third parties or lenders of any nature.

3.2 Financial and Operating Status of UMDN. (

     a) Tax Returns. UMDN has duly filed all federal, state and local tax returns required to be filed by it, and all taxes, assessments and penalties set forth in such returns have been timely and fully paid or adequately reserved against in the Financial Statements. None of UMDN's tax returns has ever been audited by any governmental taxing authority.

     (b) Contracts and Commitments. UMDN has no written or oral contracts or commitments involving any obligation, consideration or expenditure, outside the purchase of normal inventory items in quantities in accordance with previous practices, except as set forth in the Schedule of Disclosures attached hereto as Exhibit C. UMDN has delivered to Delta's counsel true, complete and correct copies of all such contracts and commitments, together with all amendments thereto, all of which are listed on the Schedule of Disclosures, and all such contracts are in full force and effect in the form delivered. UMDN has set forth in the Schedule of Disclosures (i) all insurance policies in force on the date hereof; (ii) the names and locations of all banks and other depositories in which it has accounts or safe deposit boxes and the names of persons authorized to sign checks, drafts or other instruments drawn thereon or to have access thereof; (iii) all mortgages, promissory notes, deeds of trust, loan or credit agreements or similar agreements, or modifications thereof, to which it is a party and all amounts thereof; and (iv) all accounts receivable of UMDN as of December 31, 2000 and as reflected in the Financial Statements.

     (c) Employees. UMDN does not have any collective bargaining agreements with any of its employees. UMDN is not a party to any contract with any of its employees, consultants, advisors, sales representatives, distributors or customers that is not terminable by UMDN without liability, penalty or premium on 30 days' notice, except as otherwise set forth in the Schedule of Disclosures.

     (d) Benefits. UMDN does not have any health, dental, pension, retirement, or other benefit programs for its employees or in which its employees participate, except as set forth in the Schedule of Disclosures.

     (e) Inventory. All inventory of UMDN is saleable and in good condition, the value of which as of December 31, 2000 has been written down or reserved to amounts not in excess of realizable market value.

     (f) Equipment. All equipment of UMDN is in good order and repair except minor defects which do not materially interfere with the continued use of such equipment.

     (g) Litigation. There is no action, proceeding or investigation pending or, to the knowledge of UMDN, threatened against UMDN, or any of UMDN's property or assets which might result in any material and adverse change in the property, assets or financial condition of UMDN, nor, to the knowledge of UMDN, is there any basis for any such action, proceeding or investigation. To the best knowledge of UMDN it is in compliance in all material respects with all laws and regulations applicable to it, its properties and businesses.

4. Representations and Warranties of Delta. Delta hereby represents and warrants to UMDN and the Shareholders that the matters set forth in the following subsections of this Section 4 are true and correct. 4.1 Corporate Organization

     (a) Organization. Delta is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. (

     b) Financial Statements. The audited consolidated financial statements of Delta for its last fiscal year are attached hereto as Exhibit D (the "Delta Financial Statements"). The Delta Financial Statements present fairly the financial condition of Delta as of the periods covered in conformity with generally accepted accounting principles applied on a basis consistent with preceding periods.

     (c) Material Changes. Since the last annual Delta Financial Statements, there have been no material changes in the financial condition of Delta from that shown on the Delta Financial Statements as of such date.

     (d) Reporting  Status.  Delta is fully  reporting as a public company under
     Section 13 or 15(d) of the Securities Exchange Act of 1934. None of the information contained in any of the reports filed by Delta pursuant to
     Section 13 of such statute contains any misstatement of a material fact or omits any information required to make the information contained therein not materially misleading.

     4.2 Due Execution and Enforceability. The execution, delivery and performance of this Agreement and the other agreements between the parties hereto referred to herein by and on behalf of Delta have been duly and validly authorized by the Delta board of directors.

5.       Conditions to Closing.
         ---------------------

     5.1 Conditions to Obligations of Delta. The obligations of Delta to purchase the Shares at the Closing and to consummate any other transaction contemplated by this Agreement are subject to the fulfillment to Delta's satisfaction on or prior to the Closing date of the following conditions, any of which may be waived in whole or in part by Delta.

     (a) Representation and Warranties True at Closing. The representations and warranties made by the Shareholders and UMDN in Section 3 above shall be true and correct in all material respects on and as of the Closing Date with the same force and effect as if they had been made and given on and as of the Closing Date, and the Shareholders and UMDN shall have performed and complied with all agreements and obligations to be performed by it under this Agreement on or prior to the Closing.

     (b) Authorization. UMDN shall have obtained all board of directors and shareholder approval necessary to authorize its participation in the transaction described in this Agreement.

     (c) No Adverse Change. Prior to the Closing there shall not have occurred any loss or destruction of any material part of the assets of UMDN or any material and adverse change in the financial condition, properties, business or operation of UMDN from that shown in the Financial Statements.

     (d) 2000 Financial Statements. UMDN shall have provided to Delta the financial statements for UMDN as of December 31, 2000, together with a sworn statement of the officers and directors of UMDN that the financial statements fairly present the financial condition of UMDN to the best of their knowledge and belief.

     (e) Closing Certificate: Good Standing. At the Closing, Shareholders will cause UMDN to deliver or cause to be delivered to Delta a certificate executed by the president of UMDN, dated as of the Closing Date and certifying to the fulfillment of the conditions specified in subparagraphs
     (a), (b) and (c) above. On or prior to the Closing Date, UMDN will deliver to Delta certificates issued by the Secretary of State of Delaware evidencing the corporate good standing of UMDN as of a date not more than 30 days prior to the Closing Date.

     (f) Documents and Instruments Satisfactory. All documents and instruments to be provided by UMDN and the Shareholders in connection with the transactions contemplated by this Agreement must be satisfactory in form and substance to counsel for Delta.

     (g) Opinion of Counsel for UMDN. At the Closing, Shareholders and UMDN will deliver to Delta an opinion of counsel dated as of the Closing Date, addressed to Delta in a form acceptable to Delta.

     5.2 Conditions to Obligations of UMDN and Its Shareholders. The obligations of the Shareholders and UMDN to consummate this Agreement and carry out and perform their obligations hereunder are subject to the satisfaction of all of the following conditions unless waived by Shareholders.

     (a) Representations and Warranties True at Closing. The representations and warranties made by Delta in this Agreement shall be true and correct in all material respects on and as of the Closing Date with the same force and effect as if they had been made and given on as of the Closing Date. Delta shall have performed and complied in all material respects with all agreements and obligations to be performed by it under this Agreement on or before the Closing Date.

     (b) Authorization. Delta shall have obtained all board of directors and shareholder approval necessary to authorize its participation in the transaction described in this agreement.

     (c) No Adverse Change. Prior to the Closing there shall not have occurred any material and adverse change in the financial condition, properties, business or operations of Delta since the date of this Agreement.

     (d) Closing Certificate; Good Standing. At the Closing, Delta will deliver or cause to be delivered to UMDN and the Shareholders a certificate executed by the president of Delta, dated as of the Closing Date and certifying to the fulfillment of the conditions specified in subparagraphs
     (a), (b) and (c) above. On or prior to the Closing Date, Delta will deliver to UMDN and the Shareholders a certificate issued by the State of Delaware evidencing the corporate and good standing of Delta as of the date not more than 30 days prior to the Closing Date.

     (e) Documents and Instruments Satisfactory. All documents and instruments to be provided by Delta in connection with the transactions contemplated by this Agreement must be satisfactory in form and substance to counsel for Shareholders and UMDN.

     (f) Opinion of Counsel for Delta. At the Closing, Delta will deliver to UMDN and Shareholders an opinion of counsel dated as of the Closing Date, addressed to UMDN and in form and substance acceptable to UMDN.

     (g) Due Diligence Satisfactory. Shareholders and UMDN have received all of the information reasonably requested by them from Delta in connection with this transaction, and, based on its due diligence investigation, are satisfied with the financial and operating condition of Delta.

     (h) Financing Terms. Delta and UMDN shall have prepared an Offering Memorandum and related Subscription Agreement with respect to the future financing of UMDN.

6.       Covenants and Agreements of UMDN.
         --------------------------------

     6.1 Access to Information. From and after the date of this Agreement and until the Closing, Shareholders agree that the authorized representatives of Delta shall have access during normal business hours to the properties, facilities, books, records, contracts and documents of UMDN and UMDN shall furnish or cause to be furnished to the authorized representatives of Delta copies of all documents and all information with respect to the affairs and businesses of UMDN that Delta's representatives may reasonably request. Delta shall keep all such information confidential and shall not use the same for any purpose or disclose the same to any other person or entity pending the consummation of the transactions contemplated hereby.

     6.2 Conduct of Business Pending the Closing. Unless expressly consented to by Delta or otherwise permitted or required under this Agreement, from and after the date of this Agreement and until the Closing or the termination or abandonment of this Agreement as provided herein:

     (a) Business in the Ordinary Course. UMDN will (i) conduct its business only in the ordinary course in the same manner as before date of this Agreement, (ii) will not institute any unusual or novel methods of manufacture, purchase, sale, lease, service, accounting or operation, (iii) will not grant any increase in the rate of pay or other benefits or compensation of any officers or employees, and (iv) will not enter into, amend or terminate any contract or commitment not in the usual and ordinary course of business and consistent with UMDN's past practice.


     (b) Indebtedness. UMDN will not (i) incur or assume or guarantee any indebtedness other than indebtedness incurred in the usual and ordinary course of business for goods or services or pursuant to existing commitments or agreements previously disclosed in writing to Delta under this Agreement, or (ii) enter into, execute or deliver any agreement or writing to the release or settlement of claims, except as otherwise provided by this Agreement.

     (c) Corporate Structure. UMDN will not (i) amend its articles of incorporation or bylaws or change its officers or directors or (ii) issue any additional capital stock or other securities or grant any warrants, options or rights to purchase or acquire any capital stock or other securities of UMDN, or (iii) merge or consolidate with any other corporation or acquire all or substantially all of the stock, business or assets of any other person or entity or sell, assign or transfer substantially all of its assets or outstanding securities to any other person or entity.

     (d) Dividends and Capital Stock. UMDN will not (i) declare or pay any dividend or make any stock split or stock dividend or other distribution with respect to its capital stock, or (ii) directly or indirectly redeem, purchase or otherwise acquire for value any of its capital stock.

     (e) Banking Relationships. No change will be made affecting UMDN's banking relationships and UMDN shall open no new bank or other deposit accounts.

     (f) Insurance. UMDN will maintain in full force and effect all policies of insurance now in effect and will give all notices and present all claims under all policies in a timely fashion.

7.       Covenants and Agreements of Delta.
         ---------------------------------

     7.1 For a period of not less than two years following the Closing Date, Delta shall continue timely to file all reports required to be filed by it pursuant to the Securities Exchange Act of 1934, as amended; and all such reports shall contain all of the information required to be contained therein, shall not contain any material misstatements and shall not omit any information required to be contained therein in order to make the statements contained therein not materially misleading.

     7.2 In order to preserve to the Shareholders the benefits afforded by the option referenced in Section 7.3 hereof, during the Option Period (as defined in Section 7.3 hereof), Delta shall not, nor shall it cause, permit or suffer UMDN to, in each case without the prior written consent of Kent and Starla Keith:

          7.2.1 elect as directors of UMDN any more than three individuals, two of whom shall be Kent and Starla Keith or persons designated by them or remove any such directors so elected,sell, hypothecate, liquidate or otherwise dispose of all or any significant portion of the assets of UMDN or any interest therein;


          7.2.3 merge or consolidate UMDN with any other person or entity or enter into any plan or agreement with respect thereto;

          7.2.4 enter into any agreement between UMDN and Delta, or between UMDN and any person or entity controlled by Delta, any person or entity controlling Delta or any person or entity under common control with Delta (any person or entity controlling, controlled by or under common control with Delta is referenced herein as a "Delta Affiliate");

          7.2.5 enter into any employment or consulting agreement or any other agreement to provide compensation to any Delta Affiliate;

          7.2.6 issue any shares of the capital stock of UMDN or any shares or other securities convertible into or exchangeable or exercisable for such shares of capital stock except to the extent contemplated by
          Section 7.6 hereof and except to the extent such shares or other securities are issued in connection with a public distribution thereof in a transaction or series of transactions approved by the board of directors of UMDN;

          7.2.7 incur any indebtedness of UMDN for borrowed money, either directly or as guarantor of any obligations of Delta or any Delta Affiliate;

          7.2.8 adopt any plan or petition any court or governmental agency for the dissolution of UMDN; or

          7.2.9 take any action of UMDN or permit or suffer the occurrence of any action of UMDN that is otherwise within the prerogatives of the Board of Directors of a corporation organized under the laws of the State of Delaware.

     7.3 (a) Delta hereby grants to the Shareholders the option to purchase from Delta, at any time during the period (the "Option Period") between the Closing Date and the earlier to occur of (i) the public distribution of shares or other securities of UMDN in a transaction or series of transactions approved by the Board of Directors of UMDN or (ii) the second anniversary of the Closing Date, all, but not fewer than all, of the shares of the capital stock of UMDN now owned or hereafter acquired by UMDN for consideration consisting of 1,000,000 shares of the capital stock of Delta plus an amount equal to the amount of capital contributed by Delta to UMDN during the period between the Closing Date and the date of the exercise of this option, excluding any amounts paid by Delta for the benefit of UMDN pursuant to Section 8.8 hereof, which shall be payable without interest within ninety calendar days following the closing date of the exercise of this option (the "Cash Consideration").


     (b) The Shareholders hereby irrevocably appoint Kent and Starla Keith, and each of them individually, as their true and lawful attorneys-in-fact, with full power of substitution to exercise the option granted hereby.

     (c) This option may be exercised by written notice to Delta given by either Kent or Starla Keith during the Option Period, which notice shall specify a date, which shall not be less than ten, nor more than thirty, calendar days following the date of such notice, and a time on such date during normal business hours on which the closing of the transactions contemplated by the exercise of this option shall occur. Such closing shall occur at the offices of UMDN on the date and at the time specified in the notice of exercise of this option. At such closing, Delta shall deliver to Kent or

     Starla Keith, as agent and attorney-in-fact for the Shareholders, a certificate or certificates, duly endorsed in blank for transfer or accompanied by duly executed stock powers in blank, representing all of the shares of the capital stock of UMDN then owned of record or beneficially by Delta. In exchange therefore, Kent or Starla Keith shall deliver to Delta a certificate or certificates, duly endorsed in blank for transfer or accompanied by duly executed stock powers in blank, representing 1,000,000 shares of the capital stock of Delta, together with a promissory note evidencing the joint and several obligation of the Shareholders to pay to Delta the Cash Consideration on the terms specified above.

     7.4 Delta shall not, during the Option Period, sell, assign, transfer, convey, pledge, hypothecate, encumber or otherwise transfer or dispose of any of the shares of the capital stock of UMDN or any interest therein or rights appurtenant thereto acquired by Delta either pursuant hereto or otherwise after the Closing Date without giving to Kent and Starla Keith not less than thirty calendar days' prior written notice of such transfer or disposition; and the Shareholders shall have the right to exercise the option contained in Section
7.3 hereof at any time within the thirty day period between the date of such notice and the consummation of the transaction contemplated thereby.

     7.5 The rights of the Shareholders to purchase the shares of the capital stock of UMDN shall be noted on the stock ledger of UMDN; and the certificates representing the shares of the capital stock of UMDN registered in the name of Delta upon the consummation of the transactions contemplated by this Agreement shall bear a legend as follows:

     "The shares of the capital stock of the issuer of this certificate are subject to the rights of certain individuals to purchase such shares pursuant to an Agreement dated as off May 4, 2001, by and among the issuer, Delta Capital Technologies, Inc. and such individuals. The right to vote the shares of the capital stock of the issuer of this certificate are subject to a proxy granted to such individuals or their representatives."

     7.6 Delta shall not change the terms of the financing of UMDN contained in the Offering Memorandum and related Subscription Agreement referenced in Section 5.2(h) hereof without the prior written consent of Kent and Starla Keith.

8.       Miscellaneous.
         -------------

     8.1 Successors and Assigns. This Agreement and the terms and conditions contained herein are binding upon, and will inure to the benefit of, the parties hereto and their respective representatives, executors, administrators, heirs, successors and assigns, but, except as otherwise specifically provided herein, neither this Agreement nor any rights or obligations hereunder may be assigned, directly, indirectly, voluntarily or involuntarily, except by operation or law, by any party to this Agreement.

     8.2 Governing Law; Severability. This Agreement will be governed by and construed in accordance with the laws of the State of California. If any provision of this Agreement is found to be invalid, illegal or unenforceable in any respect, such provision will be enforced to the maximum extent possible and the remaining provisions of this Agreement will continue unaffected.

     8.3 Waivers. No waiver by any party hereto of any term or condition of this Agreement will be effective unless set forth in a writing signed by such party. No waiver of any provision of this Agreement will be deemed a waiver of any other provision, or constitute a continuing waiver unless otherwise expressly provided in writing by the waiving party. No failure or delay on the part of any party in exercising any right, power or privilege under this Agreement will operate as a waiver thereof, nor will a single or partial exercise thereof preclude any other or further exercise of any other rights, powers or privileges.

     8.4 Entire Agreement; Modifications. This Agreement, together with the exhibits and schedules attached hereto, each of which is incorporated herein by this reference, constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes in its entirety all prior and contemporaneous agreements, understandings, negotiations and discussions between the parties (specifically including without limitation the letter of intent dated January 22, 2001 and executed by Delta and UMDN in connection with this Agreement), whether oral or written, with respect to the subject matter of this Agreement. No supplement, modification or amendment to this Agreement will be binding unless executed in writing by UMDN, Shareholders and Delta.

     8.5 Notices. All notices and other communications required or permitted under this Agreement will be in writing and may be hand delivered, mailed by first-class mail, postage prepaid, or sent via facsimile. Unless otherwise agreed to in writing by the parties, such notices and other communications shall be addressed as follows:



If to Delta:                         With a copy to:

Judith Miller, Director
Delta Capital Technologies, Inc.
B201, 1331 Homer Street
Vancouver, B.C.  V6B 5M5
Facsimile: (604) 685-6452            Facsimile: (     )

If to UMDN:                          With a copy to:

Kent Keith, President                Christopher P. O'Connell, Esq.
UMDN Members Discount Network, Inc.  Parker, Milliken, Clark, O'Hara & Samuelian
217 Ashland Avenue                   333 South Hope Street
Santa Monica, California 90405       Los Angeles, California 90071
Facsimile: (877) 558-6466



                                      Facsimile: (213) 683-6669

     8.6 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one instrument.

     8.7 Headings; References. Headings used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

     8.8 Expenses. Delta shall timely pay all of the fees and expenses, including, without limitation, the fees and expenses of counsel and accountants incurred by itself, by UMDN and by the Shareholders in the negotiation, preparation and execution of this Agreement and in the consummation of the transactions contemplated hereby.


IN WITNESS WHEREOF, the parties have executed this Agreement on the dates set forth below, to be effective for all purposes as of the date first written above.



UMDN, Inc., a Delaware corporation  Delta Capital Technologies, Inc., a Delaware corporation

             /s/   Kent Keith              /s/ Judith Miller
By:___________________________      By:_____________________________
         Kent Keith, President                Judith Miller
Shareholders
-------------------------------


-------------------------------


-------------------------------


-------------------------------

                                    Exhibit A
                      [Outstanding shares of stock of UMDN]


                                    Exhibit B
[UMDN unaudited financial statements as of December 31, 2000 and March 31, 2001]

                                    Exhibit C
                            [Schedule of Disclosures]

                                    Exhibit D
                    [Delta audited financial statements from
                         the 10KSB for the year 2000 and
                       unaudited financial statements from
                          the QSB dated March 31, 2001]