Form 10QSB
period 2001-06-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2001-09-07
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

           Yes XX                    No
               --                      ----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 4, 2001, was 65,334,827.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................5

SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Balance Sheet..............................................................F-2

Statement of Operations....................................................F-3

Statement of Cash Flows....................................................F-4

Notes to Unaudited Financial Statements....................................F-6

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development State Company)

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31,2000


                                                                                   (Unaudited)             (Audited)
                                                                                     June 30              December 31
                                                                                      2001                   2000
                     ASSETS
Current Assets
          Cash                                                             $               31,305 $                   49
          Prepaid Expenses                                                                 17,950                      -
                                                                                -----------------      -----------------
                    Total Current Assets                                   $               49,255 $                   49
Other Assets
          Goodwill, net of accumulated amortization of $33,814                            169,065                      -
                                                                                -----------------      -----------------
                    Total Assets                                           $              218,320 $                   49
                                                                                =================      =================
                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
          Accounts Payable                                                 $              315,700 $              304,439
          Deposits                                                                         55,000                      -
          Notes Payable                                                                   229,001                 20,000
                                                                                -----------------      -----------------
                    Total Current Liabilities                                             599,701                324,439

Shareholders' Equity (Deficit)
          Common Stock, $.001 par value, 75,000,000 shares
              authorized; 61,634,827 and 53,179,512 issued and
              outstanding at June 30, 2001 and December 31, 2000
          respectively                                                                     61,635                 53,179
          Additional paid-in capital                                                    6,373,862              6,039,552
          Deficit accumulated during the developmental stage                          (6,816,878)            (6,417,121)
                    Total Stockholders' Equity (Deficit)                                (381,381)              (324,390)
                                                                                -----------------      -----------------
                    Total Liabilities and Stockholders' Equity (Deficit)   $              218,320 $                   49
                                                                           ==== ================= ===  =================

                                        See Notes To Financial Statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF OPERATIONS For
              the Three and Six Months Ended June 30, 2001 and 2000
                                       and
     the Period from March 4, 1998 (Date of Incorporation) to June 30, 2001
                                   (Unaudited)


                                               Cumulative
                                               During the
                                               Development
                                                 Stage            Three Months Ended            Six Months Ended

                                                                June 2001       June 2000     June 2001      June 2000
Revenue                                  $         573,684    $    8,306    $    245,064   $      8,306    $   408,823

Expenses
          General and Administrative            (1,525,735)     (307,873)        (71,842)      (370,563)      (113,292)
          Goodwill amortization                   (243,271)      (33,814)       (104,728)       (33,814)      (209,457)
          Investment amortization                 (902,777)             -       (208,333)              -      (416,666)
          License agreement amortization           (12,199)             -         (2,815)              -        (5,630)
          Interest expense                         (40,189)       (3,686)        (13,336)        (3,686)       (22,036)
          Write off of investment               (4,666,391)             -               -              -              -
                                           ----------------     ---------     -----------    -----------     ----------

          Total expenses                        (7,390,562)     (345,373)       (401,054)      (408,063)      (767,081)
                                           ----------------     ---------     -----------    -----------     ----------
                    Net loss             $      (6,816,878)    $(337,067)    $  (155,990)   $  (399,757)    $ (358,258)
                                           ================     =========     ===========    ===========     ==========
Basic and diluted loss per share         $           (0.18)    $   (0.01)    $     (0.00)   $     (0.01)    $    (0.01)
                                           ================     =========     ===========    ===========     ==========














                       See Notes to Financial Statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                   2001 and 2000 and the Period from March 4,
                  1998 (Date of Incorporation) to June 30, 2001
                                   (Unaudited)


                                                                       Cumulative             Six months              Six months
                                                                       During the             ended June              ended June
                                                                       Development             30, 2001                30, 2000
                                                                          Stage
                                                                    -----------------      -----------------      ------------------
Cash Flows From Operating Activities
          Net loss                                                        (6,816,878)    $         (399,757)    $          (358,258)
         Adjustments to reconcile net loss to net cash used in
operating activities
         Write off investment and related costs                            4,666,391                      -                       -
         Amortization                                                      1,158,313                 33,814                 636,507
          Issuance of common stock for services                              578,707                242,000                       -
          Increase (decrease) in accounts payable                            203,306                (12,039)                209,079
          Increase in accrued liabilities                                          -                       -                 42,313
          (Increase) decrease in accounts receivable                               -                       -             (1,085,851)
          (Increase) decrease in prepaid expenses                            (17,950)               (17,950)                       -
                                                                    -----------------      -----------------      ------------------
         Net cash provided by (used in) operating activities                (228,111)               (153,932)              (556,210)

Cash Flows From Investing Activities
          Capitalized development costs                                   (2,256,551)                      -               (609,238)
          Purchase of UMDN, Inc., net cash acquired                           61,654                  61,654                      -
          Purchase of marketing license                                      (33,785)                      -                      -
          Purchase of office equipment and leasehold improvements               (564)                      -                (44,852)
                                                                    -----------------      -----------------      ------------------
                Net cash provided by (used in)  investing activities      (2,229,246)                 61,654               (654,090)




                       See Notes to Financial Statements.

                        For the Six Months Ended June 30,
                   2001 and 2000 and the Period from March 4,
                  1998 (Date of Incorporation) to June 30, 2001
                                   (Unaudited)

Cash Flows From Financing Activities

          Proceeds from deposits                                             55,000                 55,000                       -
          Proceeds from loans                                               901,162                 68,534                 208,667
          Proceeds from issuance of common stock                          1,532,500                      -                 971,000
                                                                  -----------------      -----------------      ------------------
                    Net cash provided by financing activities             2,488,662                123,534               1,179,677
                                                                  -----------------      -----------------      ------------------
                    Net increase (decrease) in cash                          31,305                 31,256                (30,623)

Cash, beginning of period                                                         -                     49                     351
                                                                  -----------------      -----------------      ------------------
Cash, end of period                                            $             31,305    $            31,305    $           (30,272)
                                                                  =================      =================      ==================

No cash payments for interest or income taxes have been made















                       See Notes to Financial Statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)


                         NOTES TO CONSOLIDATED FINANCIAL
                       STATEMENTS For the Six Months Ended
                                  June 30, 2001
                                   (Unaudited)


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

Note 2.  Summary of Significant Accounting Policies

Acquisition

Effective May 4, 2001, the Company acquired 100% of the outstanding shares of common stock of Union Members Discount Network, LTD (UMDN), a privately held marketing and communications company in Santa Monica, California. This acquisition has been accounted for under the purchase method. In consideration, the Company issued 1,000,000 shares of its own common stock. The cost of the acquisition totaled $264,533. Due to this acquisition the Company has recorded $202,879 of goodwill, which is being amortized over 12 months, its estimated useful life.

From May 4, 2001 forward, the Company's consolidated statement of operations includes the revenue and expenses of UMDN. Combining UMDN's operating results for the six months ended June 30, 2001 and June 30,2000 with those of the Company results in the following pro forma data:


                           June 30, 2001                 June 30, 2000
                      -----------------------        ----------------------
Revenue                      $ 31,420                      $ 451,640
Expenses                      503,564                        864,810
                      -----------------------        ----------------------

Net Loss                    $ (472,144)                   $ (413,170)
                      =======================        ======================

Loss per Share               $ (0.01)                       $ (0.02)
                      =======================        ======================

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)


                         NOTES TO CONSOLIDATED FINANCIAL
                       STATEMENTS For the Six Months Ended
                                  June 30, 2001
                                   (Unaudited)

Note 2. continued

Earnings Per Share

Basic earnings per share, is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share, takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 50,165,922 and 43,605,471 for the six months ended June 30, 2001 and June 30, 2000, respectively. The weighted average number of shares was 37,010,033 for the period from March 4, 1998 to June 30, 2001.

Note 3.  Going Concern

As shown in the financial statements, the Company incurred a net loss of $6,816,878 since inception, largely due to its write-off of assets related to its investment in its computer software. Further, the Company has net deficiency in capital of $381,381. These factors raise concerns about the Company's ability to continue as a going concern.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

As used herein the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and its predecessors, unless the context indicates otherwise. The Company's executive offices are currently located at B201- 1331 Homer Street, Vancouver, B. C., Canada. At the beginning of the current quarter on April 1, 2001, the Company was a shell company whose purpose was to acquire operations through an acquisition or merger, or to begin its own start-up business.

On January 22, 2001, the Company reached an agreement in principle with Acer Capital Corp., an Alberta corporation and a reporting issuer whose shares are traded on the Canadian Venture Exchange (trading symbol ""ART""), and its joint venture partner Rio Minerals Ltd. to co-develop its Au-online.com business venture.

Au-online.com, Inc., a Nevada corporation, has the exclusive purchase and marketing rights for all gold-nugget production originating from a group of claims in the Ten Mile district of north-central Nevada held by Kayzak Resources of Winnemucca, Nevada. On February 26, 2001, the Company finalized the terms of the acquisition of Au- online.com, Inc. The Company agreed to issue 6,500,000 common shares as consideration for an 85% interest in the venture and the right to acquire the remainder of the shares of Au-online.com, Inc. for a one-time cash payment of $150,000 or the issuance of a further 1,500,000 shares.

On June 15, 2001, the Company resolved to suspend any further efforts to complete the acquisition of Au-Online.com from Acer Capital Corp. and its joint venture partners Cadre Capital Ltd., and some minority owners, until such time as Au-On-line is able to provide the Company with audited financial statements and the necessary documentation to bring the acquisition to a close.

On May 4, 2001, the Company acquired 100% of the outstanding common shares of UMDN, Inc. ("UMDN") In exchange for one million (1,000,000) shares of its common stock [See Exhibit 10(ii)].

UMDN does business under the name "Union Members Discount Network." UMDN is an innovative marketing company focused on capturing a percentage of the advertising dollars of small to mid-size businesses in major metropolitan areas. UMDN intends to capture a share of this market by delivering these businesses exclusive access to a highly desirable niche of consumers, members of labor unions and associations. These union and association members utilize the UMDN service and build loyalty to it for the money-saving value they receive and because of the unique mechanism of promoting the service directly through union locals, as a supplement to union benefits packages.

In marketing a union benefits program, the UMDN business model is unlike most association businesses (i.e. Costco, AAA, etc.) in that union members are not charged to register with, or to use, the UMDN network. UMDN contracts local businesses, for a flat fee, to become "Preferred Providers" and receive referrals directly from UMDN. Large corporations generating revenue for UMDN fall into two different categories, National Providers and Strategic Partners. National Providers are nationwide chains that provide popular consumer outlets. Strategic Partners provide products or services in a branded or co-branded environment, such as Cellular or Insurance. These large, corporate accounts are contracted on a yearly basis for a percentage of sales or up-front fees

The Company does not have sufficient capital to operate over the next fiscal year without a substantial infusion of operating capital. It will be necessary for the Company to either borrow funds to operate or generate operating funds through the sale of equity in the Company or its subsidiaries. There can be no assurance that the Company will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year. Unless the Company is successful in raising additional operating capital, it will not have sufficient funds to operate during the balance of the fiscal year.

The Company has no current plans to perform any product research and development during the coming year.

The Company has no current plans to spend any significant amount in the coming year on Plant or Equipment.

At the present time, it is not anticipated that the Company will have any significant increase in the number of employees working for the Company. However, if sufficient capital can be raised, the Company intends to attempt development of the business of UMDN during the coming year. If the Company is successful in raising the funds necessary to continue operations of UMDN, additional employees will need to be hired by UMDN, and possibly by the Company. At the present time it is not possible to give a valid estimate of the number of additional employees that may be needed.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Daniel Turner vs. Delta Capital Technologies, Inc. filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Canada). Daniel Turner has filed suit asking for $22,580.41 for unpaid expenses and salary and vacation pay, and $40,000 in general damages based upon a claim of unreasonable termination of employment. The Company has denied liability. Settlement negotiations are ongoing. The Company has offered $10,000 to settle the case. The Company has not yet received a response to its offer.

JTE Management, Inc. vs. Delta Capital Technologies, Inc. filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Canada), case no. 0101-06733. JTE Management has filed suit asking for $147,542 for services and expenses it claims are owed by the Company. The Company has just received copies of the court papers and has referred the case to its attorneys. The Company has not yet responded to the claim and is currently investigating its options and defenses to the claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of September, 2001.




Delta Capital Technologies, Inc.



    /s/ Judy Miller
---------------------------------------------------
Judy Miller, Secretary and Director

                                INDEX TO EXHIBITS

EXHIBIT PAGE
NO.     NO.    DESCRIPTION

3(i)       *    Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(ii)       *  Amended Articles of Incorporation dated April 23, 1998.
               (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(iii)     *   By-Laws of Delta Capital dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(i)      *   Share Exchange Agreement dated February 26, 2001 between Delta
               Capital Technologies, Inc. and Shareholders of Au-Online.Com,
               Inc. (Incorporated by reference from Form 10- QSB filed with the SEC on May 21, 2001.)

10(ii)     *   Stock Purchase and Sale Agreement dated May 4, 2001 between Delta
               Capital Technologies, Inc. and Shareholders of UMDN, Inc.
               (Incorporated by reference from Form 10-QSB filed with the SEC on May 21, 2001.)

* Incorporated by reference from previous filings as noted.