Form 10QSB
period 2001-09-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2001-12-05
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]            Quarterly report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 4, 2001, was 65,334,827.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS...............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................4


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................5

SIGNATURES..................................................................6

INDEX TO EXHIBITS...........................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.



















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-6

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development State Company)

                           CONSOLIDATED BALANCE SHEETS
                     September 30, 2001 and December 31,2000

                                                                                   (Unaudited)             (Audited)
                                                                                    September             December 31
                                                                                       30                    2000
                                                                                      2001
                     ASSETS


Current Assets
          Cash                                                             $          18,099      $              49
          Prepaid Expenses                                                            30,810                      -
                                                                            ----------------      -----------------
                    Total Assets                                           $          48,909      $              49

                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
          Accounts Payable                                                 $         317,592      $         304,439
          Notes Payable                                                              268,874                 20,000
                                                                            ----------------      -----------------
                    Total Current Liabilities                                        586,466                324,439

Shareholders' Equity (Deficit)
          Common Stock, $.001 par value, 75,000,000 shares
              authorized; 69,300,672 and 53,179,512 issued and
              outstanding at September 30, 2001 and December 31, 2000
                    respectively                                                       69301                 53,179
          Additional paid-in capital                                               6,570,438              6,039,552
          Deficit accumulated during the developmental stage                      (7,258,058)            (6,417,121)
                    Total Stockholders' Equity (Deficit)                            (618,319)              (324,390)
                                                                            ----------------      -----------------
                    Total Liabilities and Stockholders' Equity (Deficit)   $          48,909      $             49
                                                                           =================      =================

                       See Notes To Financial Statements.


                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Nine Months Ended September 30, 2001 and 2000 and
   the Period from March 4, 1998 (Date of Incorporation) to September 30, 2001
                                   (Unaudited)


                                          Cumulative
                                          During the
                                          Development
                                             Stage                 Three Months Ended             Nine Months Ended

                                                              September       September      September 2001      September
                                                                 2001           2000                               2000
Revenue                                 $     585,642     $     11,958     $   157,199     $     20,264    $      566,022

Expenses
          General and Administrative       (1,808,272)        (282,537)       (312,666)        (653,100)         (425,958)
          Goodwill amortization              (412,336)        (169,065)               -        (202,879)         (209,457)
          Investment amortization            (902,777)                -               -                -         (416,666)
          License agreement amortization      (12,199)                -               -                -           (5,630)
          Interest expense                    (47,213)          (7,024)         (5,769)         (10,710)          (27,805)
          Write off of investment          (4,666,391)                -     (4,666,391)                -       (4,666,391)
                                         -------------     ------------    ------------     ------------    --------------

          Total expenses                   (7,849,188)        (458,626)     (4,984,826)        (866,689)       (5,751,907)
                                         -------------     ------------    ------------     ------------    --------------
     Loss before minority interest          (7,263,546        (446,668)     (4,827,627)        (846,425)       (5,185,885)
Minority interest in subsidiary loss             5,488           5,488               -            5,488                 -
                    Net loss            $  (7,258,058)    $   (441,180)   $ (4,827,627)    $   (840,937)   $   (5,185,885)
                                         =============     ============    ============     ============    ==============
Basic and diluted loss per share        $       (0.19)    $      (0.01)   $      (0.11)    $      (0.01)   $        (0.12)
                                         =============     ============    ============     ============    ==============








                       See Notes to Financial Statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2001 and 2000 and the Period from March 4, 1998 (Date of Incorporation) to September 30, 2001
                                   (Unaudited)



                                                                          Cumulative          Nine months         Nine months
                                                                          During the             ended               ended
                                                                          Development          September         September 30,
                                                                             Stage             30, 2001               2000
                                                                        ----------------      --------------     ----------------
Cash Flows From Operating Activities

          Net loss                                                     $     (7,258,058)    $      (840,937)    $      (5,185,885)
         Adjustments to reconcile net loss to net cash used in
              operating activities
                  Write off investment and related costs                      4,666,391                   -             2,409,532
                  Amortization                                                1,327,378             202,879               637,542
              Minority interest in subsidiary loss                               (5,488)             (5,488)                    -
          Issuance of common stock for services                                 782,949             446,242                    -
          Increase (decrease) in accounts payable                               202,221             (13,124)              188,860
          Increase in accrued liabilities                                              -                   -               36,011
          (Increase) decrease in accounts receivable                                   -                   -               13,674
          (Increase) decrease in prepaid expenses                               (30,810)            (30,810)                    -
                                                                        ----------------      --------------     ----------------
         Net cash used in operating activities                                 (315,417)           (241,238)           (1,900,446)

Cash Flows From Investing Activities
          Capitalized development costs                                      (2,256,551)                   -                    -
          Purchase of UMDN, Inc., net cash acquired                              61,654              61,654                     -
          Purchase of marketing license                                         (33,785)                   -                    -
          Purchase of office equipment and leasehold improvements                  (564)                   -              (41,432)
                                                                        ----------------      --------------     ----------------
         Net cash provided by (used in)  investing activities                (2,229,246)             61,654               (41,432)


                     For the Nine Months Ended September 30,
                 2001 and 2000 and the Period from March 4, 1998
                  (Date of Incorporation) to September 30, 2001
                                   (Unaudited)


Cash Flows From Financing Activities
          Proceeds from loans                                                   944,012             111,384               451,356
          Proceeds from issuance of common stock                              1,532,500                   -             1,471,350
          Proceeds from issuance of subsidiary stock to minority
     interests                                                                   86,250              86,250                     -
                                                                        ----------------      --------------     ----------------
                    Net cash provided by financing activities                 2,562,762             197,634             1,922,706
                                                                        ----------------      --------------     ----------------
                    Net increase (decrease) in cash                              18,099              18,050               (19,172)

Cash, beginning of period                                                             -                  49                   351
                                                                        ----------------      --------------     ----------------
Cash, end of period                                                    $         18,099     $        18,099     $         (18,821)
                                                                        ================      ==============     ================
No cash payments for interest or income taxes have been made






                       See Notes to Financial Statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)


                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS For the Nine Months Ended
                               September 30, 2001
                                   (Unaudited)

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

Note 2.  Summary of Significant Accounting Policies
Acquisition
Effective May 4, 2001, the Company acquired 100% of the outstanding shares of common stock of Union Members Discount Network, LTD (UMDN), a privately held marketing and communications company in Santa Monica, California. This acquisition has been accounted for under the purchase method. In consideration, the Company issued 1,000,000 shares of its own common stock. The cost of the acquisition totaled $264,533. Due to this acquisition the Company had recorded $202,879 of goodwill. On November 1, 2001 UMDN repurchased it's shares of stock as explained in the Subsequent Event footnote. The goodwill has been written off during the quarter ended September 30, 2001 because management determined that this intangible asset was impaired.

From May 4, 2001 forward, the Company's consolidated statement of operations includes the revenue and expenses of UMDN. Combining UMDN's operating results for the nine months ended September 30, 2001 and September 30,2000 with those of the Company results in the following pro forma data:


                             September 30,                 September 30,
                                 2001                           2000
                        -----------------------        ----------------------
Revenue                        $ 46,303                      $ 631,152
Expenses                        808,445                       5,902,549
                        -----------------------        ----------------------

Net Loss                      $ (762,142)                  $ (5,271,397)
                        =======================        ======================

Loss per Share                 $ (0.01)                       $ (0.12)
                        =======================        ======================


Note 2. continued

Earnings Per Share
Basic earnings per share, is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share, takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 58,284,546 and 44,702,343 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The weighted average number of shares was 38,987,713 for the period from March 4, 1998 to September 30, 2001.

Note 3.  Going Concern
As shown in the financial statements, the Company incurred a net loss of $7,258,058 since inception, largely due to its write-off of assets related to its investment in its computer software. Further, the Company has net deficiency in capital of $618,319. These factors raise concerns about the Company's ability to continue as a going concern.

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

Subsequent Event
On November 1st, 2001 UMDN exercised it's option to repurchase it's shares of stock from the Company. In exchange the Company received the 1,000,000 shares of it's common stock originally issued for the UMDN shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and other similar expressions or variations of such words are intended to identify these forward- looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause of contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "ITEM 2, Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Report.

Delta Capital Technologies, Inc. (the "Company"), has elected to end its relationship with Union Members Discount Network "UMDN"), effective November 1, 2001. The Company and UMDN have executed an agreement that will allow both companies to independently develop and complete their respective corporate objectives. As part of the agreement, the Company and UMDN have agreed to unwind the share exchange between the companies that was completed in May 2001. For the period ending September 30, 2001, UMDN's Balance Sheet shows $18,000 cash and $200,000 liabilities.

Continued Fund Raising

Delta Capital will require continued injections of working capital during the next quarter of 2001 if it is to be successful in its planned activities. Continuation of Delta as a going concern is dependent on obtaining the necessary working capital. Management continues to monitor the capital markets and is confident that it will be able to raise sufficient capital to continue the Company's progress. Net cash provided by financing activities for the nine months ending September 30, 2001 amounted to $197,634Management continues to work with interested parties to secure funding, primarily through equity financing. However, no assurance can be given that Delta Capital will successfully consummate any further financings.

Management

Management of Delta Capital will aggressively pursue alternative business opportunities. Each of the specific enterprises or operations to be reviewed in these areas will have to meet certain minimum asset value and cash flow requirements in order to be considered for potential acquisition. These opportunities will be identified through the extensive contacts of its officers and directors.

MartinTutschek, a graduate from the University of Texas and director of Delta Capital, has resigned as the Manager, Business Development, US operations for Trader.com allowing him to focus on the day-to-day operations of the Company. His primary role will be to analyse and identify business opportunities while executing the business and marketing plans of the Company.

The Company has accepted the resignations of Kent and Starla Keith effective November 1, 2001.

Interglobe Investigation Services Inc.

The Company is negotiating for the acquisition of Interglobe Investigation Services Inc. ("Interglobe") British Columbia Corporation formed in 1995, which provides private investigation and security consulting services for individuals and corporations. As of this date no definitive contract has been signed. If the Company in fact acquires Interglobe, the Company's objective will be to work towards becoming a pre-eminent, full service investigation and security consulting company in North America. The Company has arranged for interim capital advances of $25,000 to provide working capital to complete the expected costs required to complete the acquisition

The Company does not have sufficient capital to operate over the next fiscal year without a substantial infusion of operating capital. It will be necessary for the Company to either borrow funds to operate or generate operating funds through the sale of equity in the Company or its subsidiaries. There can be no assurance that the Company will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year. Unless the Company is successful in raising additional operating capital, it will not have sufficient funds to operate during the balance of the fiscal year.

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of December, 2001.




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