Form 10QSB/A
period 2001-09-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2001-12-07
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-6

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development State Company)

                           CONSOLIDATED BALANCE SHEETS
                     September 30, 2001 and December 31,2000

                                                                                   (Unaudited)             (Audited)
                                                                                    September             December 31
                                                                                       30                    2000
                                                                                      2001
                     ASSETS


Current Assets
          Cash                                                             $          18,099      $              49
          Prepaid Expenses                                                            30,810                      -
                                                                            ----------------      -----------------
                    Total Assets                                           $          48,909      $              49

                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
          Accounts Payable                                                 $         317,592      $         304,439
          Notes Payable                                                              268,874                 20,000
                                                                            ----------------      -----------------
                    Total Current Liabilities                                        586,466                324,439

Minority Interest                                                                     80,762                      0

Shareholders' Equity (Deficit)
          Common Stock, $.001 par value, 75,000,000 shares
              authorized; 69,300,672 and 53,179,512 issued and
              outstanding at September 30, 2001 and December 31, 2000
                    respectively                                                       69301                 53,179
          Additional paid-in capital                                               6,570,438              6,039,552
          Deficit accumulated during the developmental stage                      (7,258,058)            (6,417,121)
                    Total Stockholders' Equity (Deficit)                            (618,319)              (324,390)
                                                                            ----------------      -----------------
                    Total Liabilities and Stockholders' Equity (Deficit)   $          48,909      $             49
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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of December, 2001.




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