Form 10KSB
period 2001-12-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2002-04-12
CIK 1066764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]   Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 000-27407
                                 ---------

                        Delta Capital Technologies, Inc.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                               98-0187705
----------                                              ----------
 (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

               5550 14B Avenue, #205, Delta, B.C., Canada V4M 2G6
             -- ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 943-6422
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2001, were $27,530

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $46,654, based on the average closing bid and asked prices for the common stock on April 8, 2001.

At April 8, 2002, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 1,635,896.

                                TABLE OF CONTENTS

                                     PART I


Item 1.       Description of Business..........................................1

Item 2.       Description of Property of.......................................7

Item 3.       Legal Proceedings7

Item 4.       Submission of Matters to a Vote of Security-Holders............. 7


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........7

Item 6.       Management's Discussion and Analysis or Plan of Operation........9

Item 7.       Financial Statements............................................10

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................11

                                    PART III

Item 9.       Directors and Executive Officers................................11

Item 10.      Executive Compensation..........................................12

Item 11.      Security Ownership of Certain Beneficial Owners and Management..12

Item 12.      Certain Relationships and Related Transactions..................13

Item 13.      Exhibits, List and Reports on Form 8-K..........................13

              Signatures......................................................14

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

As used herein the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Delaware on March 4, 1998. The Company has previously been involved in business activities, all of which have been discontinued. Between March 4, 1998, and June 1, 1999, the Company's focus was directed towards assessing various potential acquisition targets in the Internet and related fields. On June 1, 1999 the Company entered into the software development business. The Company discontinued the development of its software on October 27, 2000. On May 4, 2001, the Company acquired control of UMDN, Inc. a marketing company that enrolls members of large affinity groups, unions and/or associations within a networking service in order to leverage their buying power to elicit proprietary discounts from both local and national businesses. The Company terminated its relationship with UMDN on November 1, 2001 by unwinding the terms of a stock purchase and sale agreement. The Company was a shell company without operations whose purpose was to acquire operations through an acquisition or merger for the remainder of the period.

On March 12, 2002, the Company's wholly owned subsidiary, Homelands Security, Inc. ("Homelands") acquired all the issued and outstanding shares of InterGlobe Investigation Services, Inc. ("InterGlobe") in exchange for nine hundred and fifty thousand (950,000) shares of Homelands. The Company intends to expand the operations of InterGlobe. Further, the Company intends to pursue other start-up companies with proven operations through merger or acquisition.


History

On June 1, 1999, the Company acquired the rights to an exclusive worldwide license to the relBuildeR(TM) Enterprise Suite of business intelligent e-Commerce and e-Business software (the "Software") from 827109 Alberta Ltd. ("AltaCo"), an Alberta, Canada based private company. The rights were acquired pursuant to a License Agreement dated June 1, 1999 between the Company and AltaCo, as amended by a Letter Agreement dated September 2, 1999 (the "License Agreement"). The Software application included modules for e-Commerce, e-Project Management, e-Customer Services, e-Document Assembly, e-Contact Management, e-Business Intelligence and e-Back office and a core technology which models business rules and relationships. On April 19, 2000 the Company acquired The Matridigm Corporation, an Alberta, Canada-based strategic marketing and communications company with special high-tech expertise. Management believed that the acquisition of The Matridigm Corporation and its marketing expertise were critical to the Company's attempts to successfully penetrate both United States and international markets. On October 27, 2000, due to problems that arose from implementing the Company's planned operations, the decision was made to discontinue the development and licensing of the relBUILDER (TM) software that had been licensed to Delta Enterprise Technologies (Canada) Ltd. of Calgary, Alberta ("Delta E"). Further, to the discontinuation, the Company agreed with Delta E to cancel their five million (5,000,000) shares (15,000,000 post 3:1 forward split) share exchange.

On February 26, 2001, the Company entered into a Stock Exchange Agreement with the shareholders of Au-Online. Com., Inc., an online retailer of jewelry. The terms of the agreement were never consummated and the parties subsequently agreed to a mutual termination of obligations.

On May 4, 2001, the Company entered into a Stock Purchase and Sale Agreement with the shareholders of UMDN, Inc., a Delaware corporation ("UMDN") whereby the Company acquired all of the issued and outstanding common shares of UMDN or 3,500,000 shares and the right to exercise 200,000 options to purchase additional common shares, in exchange for 1,000,000 shares of the Company's common stock. The shareholders of UMDN retained 1,050,000 shares of preferred class A shares each of which was convertible into ten (10) shares of common stock upon the occurrence of certain events.

UMDN is a marketing company that enrolls members of large affinity groups, unions and/or associations within a networking service in order to leverage their buying power to elicit proprietary discounts from both local and national businesses. The network is created through local discount networks, national providers and strategic partners. The local network is where members of affinity groups, unions, and/or associations receive substantial savings on products or services in a branded environment, on a contractual basis, such as for cellular service or insurance. UDMN's primary revenue was from the business sector through charging flats fees for membership. UMDN hoped to generate secondary revenue from permitting strategic partners access to its captive consumer groups on an exclusive basis. UMDN's strategic partners paid UMDN a percentage of all revenue derived from accessing its network. The Company intended to do business by providing networking services for small to medium sized businesses through UMDN.

On November 1, 2001, the Company terminated its relationship with UMDN. The Company and UMDN executed an agreement that allowed both companies to independently develop and complete their respective corporate objectives. As part of that agreement, the Company and UMDN unwound the Stock Purchase and Sale Agreement.

Current Business

On March 12, 2002, the Company's wholly owned subsidiary, Homelands acquired all the issued and outstanding shares of InterGlobe in exchange for nine hundred and fifty thousand (950,000) shares of Homelands.

InterGlobe, a British Columbia company, was incorporated in 1995 as a Vancouver based investigation and security consulting company licensed by the Attorney General in the province of British Columbia. InterGlobe provides investigation services to corporations and individuals that include security consulting, loss prevention, forensic computing, VIP and executive safety, criminal harassment (stalking crimes) protection, investigating international crime, due diligence, homicides, abductions, missing persons, canine bomb detection, narcotics, security and other protection services. InterGlobe owns its own investigative equipment and can transport its services overnight to remote locations. InterGlobe has a strong customer service organization that focus' on client results and has earned a reputation through client satisfaction and media profiling.

The Company intends on expanding the InterGlobe business in response to the recent growth in security consulting, loss prevention, forensic computing, dealing with criminal harassment, canine training and general investigations.

Governmental Regulation

The Company cannot predict at this time the government regulation, if any, to which the Company may be subject due to its acquisition of InterGlobe. The use of assets and/or conduct of businesses that the Company may involve could subject it to public health and safety, land use, trade, or other governmental regulations and state or local taxation. The Company is in the process of ascertaining, to the extent of the limited resources of the Company, the effects of possible government regulation on InterGlobe's business. In certain circumstances, however, such as changing security concerns, it may not be possible to predict with any degree of accuracy the impact of government regulation on our business.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in expanding InterGlobe's business.

Employees

The Company is currently a holding company with no employees. Executive officers, who are not compensated for time contributed to the Company, devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees. The Company's subsidiary has one employee.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns no real property. The Company currently uses the offices, office equipment and support staff of Judith Miller, a director of the Company, at 5550 14B Avenue, #205, Delta, B.C., Canada V4M 2G6. The Company currently pays no rent for use of Ms. Miller's space. The Company's subsidiary, InterGlobe, occupies 168 square feet for which it pays $1,000(Can) a month on a month-to-month tenancy.

ITEM 3.  LEGAL PROCEEDINGS

Daniel Turner vs. Delta Capital Technologies, Inc. filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Canada) on October 31, 2000. Daniel Turner has filed a claim asking for $22,580.41 for unpaid expenses and salary and vacation pay, and $40,000 in general damages based upon a claim of unreasonable termination of employment. The Company has denied liability. Settlement negotiations are ongoing. The Company has offered $10,000 to settle the case.

JTE Management, Inc. vs. Delta Capital Technologies, Inc. filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Canada), case no. 0101-06733. JTE Management filed suit asking for $147,542 for services and expenses it claims are owed by the Company. On August 8, 2001, the court entered judgment against the Company and in favor of JTE Management, Inc. in the sum of $171,814.41(Can) plus costs of $2,442.80(Can).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 5, 2001, by consent of the holders of a majority of the outstanding shares of the Company, by shareholder action in lieu of a meeting as permitted under Delaware law, consent was given to a resolution of the board of directors of the Company that approved an amendment to the Certificate of Incorporation of the Company. Pursuant to the resolution approved by the majority of shareholders and the board of directors, paragraph four of the Company's Certificate of Incorporation was amended to read:
       "The amount of total authorized shares of stock of this corporation is 75,000,000 shares with a par value of $0.001 per share."

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "DCTN." Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2000 and 2001 and the first quarter of 2002 are as follows:

                ----------------- ---------------- -----------------
                 Quarter ended         High              Low
                ----------------- ---------------- -----------------
                    3/31/00            $6.00            $1.875
                ----------------- ---------------- -----------------
                    6/30/00           $3.5156          $1.4375
                ----------------- ---------------- -----------------
                    9/30/00           $1.5625          $0.5469
                ----------------- ---------------- -----------------
                    12/31/00          $0.5625          $0.0469
                ----------------- ---------------- -----------------
                    3/31/01*          $0.125           $0.0156
                ----------------- ---------------- -----------------
                    6/30/01            $0.05            $0.01
                ----------------- ---------------- -----------------
                    9/30/01            $0.05            $0.01
                ----------------- ---------------- -----------------
                    12/31/00           $0.01            $0.00
                ----------------- ---------------- -----------------
                   3/31/02**           $0.62            $0.13
                ----------------- ---------------- -----------------

* Adjusted to reflect 3:1 forward stock split effective on January 12, 2001.

** Adjusted to reflect 1:100 reverse stock split effective on January 4, 2002.

Shareholders

As of April 8, 2001, there were 83 shareholders of record holding a total of 1,635,896 shares of common stock.

Dividends on the Common Stock

The Company has not declared a cash dividend on its common stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.
On October 4, 2001, the Company issued 1,835,000 pre-reverse split shares of common stock, for services rendered to the Company, at $0.011 per share, to the persons and entities listed below, all of whom are citizens and residents of Canada, pursuant to Regulation "S" (Rules 901-905) adopted pursuant to the Securities Act of 1933.

                  Name                                        Number of Shares

                  David Jones                                 500,000
                  Jack Huber                                  100,000
                  Melissa Connors                             500,000
                  Terry Butchart                              235,000
                  Trilliant Ventures                          500,000


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause of contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "ITEM 6, Management's Discussion and Analysis or Plan of Operations" and elsewhere in this report.

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to expand the business of its wholly owned subsidiary, Homelands. The Company believes it has sufficient cash to satisfy its cash requirements for the fiscal year 2002 from its current assets.

The Company has no current plans to conduct any product research or development, nor to purchase or sell any plant or equipment, nor to hire any new employees.

Results of Operations

The Company recorded $27,530 in revenues for the fiscal year ended December 31, 2001 and $565,378 for the year ended December 31, 2000. The Company had minimal operations in the year ended December 31, 2001 as a result of its brief ownership of Union Members Discount Network, LTD ("UMDN"), which was acquired on May 4, 2001 and was disposed of to its original owners on November 1, 2001.

Losses

Net loss for the year ended December 31, 2001 was $679,793 compared to a net loss of $5,725,368 in the year ended December 31, 2000. The $5,045,575 decrease in net loss was attributable to the Company having ceased operations prior to the end of the year 2000, and having only operated UMDN for part of the year 2001.

The Company expects that it may continue to incur losses until such time as it acquires profitable operations.

Expenses

General and administrative expenses for the year ended December 31, 2001, were $693,312 compared to $961,209 for the year ended December 31, 2000. The decrease in general and administrative expenses was the result of downsizing of the Company's operations.

Depreciation and amortization expense for the year ended December 31, 2001 were $0 compared to $631,753 for the year ended December 31, 2000.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash used by operations was $133,384 for the year ended December 31, 2001, and cash provided by operations was $223,344 for the year ended December 31, 2000.

Cash flows used in financing activities was $133,787 for the year ended December 31, 2001 and $2,032,905 for the year ended December 31, 2000.

Cash flows used in investing activities was $0 for the year ended December 31, 2001 compared to a use of $2,256,551 for the year ended December 31, 2000.


Capital Expenditures

The Company made no significant capital expenditures on property or equipment over the periods covered by this report.

Income Tax Expense (Benefit)

The Company has experienced losses and as a result has net operating loss carry forwards available to offset future taxable income. The Company's net operating loss carry forwards of $680,000 will expire in 2021, 3,711,000 in 2020, $161,000 in 2019, and $39,000 in 2018.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 2001 and 2000 are attached hereto as pages 9 through 21

                        DELTA CAPITAL TECHNOLOGIES, INC.


                                FINANCIAL REPORT


                                DECEMBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Delta Capital Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Delta Capital Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and for the period from March 4, 1998 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Capital Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the period from March 4, 1998 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Peterson Sullivan PLLC
March 15, 2002
Seattle, Washington

                 DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001



             ASSETS

Current Assets
     Cash
                                                           $          452

    Deposits                                                         3,268
                                                           ----------------
                                                           $         3,720
                                                           ================
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                                       $       290,183
    Note payable, due on demand                                     20,000
    Advances                                                       111,513
    Advances from shareholders                                      20,774
                                                           ----------------

             Total current liabilities                             442,470

Shareholders' Equity (Deficit)
    Common stock, $.001 par value, 25,000,000 shares
        uthorized; 722,257 issued and outstanding
       a                                                               722
    Additional paid-in capital                                   6,657,442
    Deficit accumulated during the development stage            (7,096,914)
                                                           ----------------

                                                                  (438,750)
                                                           ----------------


                                                           $         3,720
                                                           ================


 The accompanying notes are an integral part of these financial statements.

                 DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF INCOME For
         the Years Ended December 31, 2001 and 2000, and for the Period From March 4, 1998 (Date of Incorporation) to December 31, 2001


                                          Cumulative
                                          During the
                                         Development
                                            Stage                2001                2000
                                      ------------------- ------------------- -------------------
Marketing Services Revenue            $       592,908     $         27,530    $        565,378

Expenses
    General and administrative              1,848,484              693,312             961,209

    License agreement amortization             12,199                   -                5,630

    Investment amortization                   902,777                   -              416,666

    Goodwill amortization                     209,457                   -              209,457
    Interest expense                           50,514               14,011              31,393

    Write-off of investment                 4,666,391                   -            4,666,391
                                      ------------------- ------------------- -------------------

                                            7,689,822              707,323           6,290,746
                                      ------------------- ------------------- -------------------

             Net loss                 $    (7,096,914)    $       (679,793)   $     (5,725,368)
                                      =================== =================== ===================

Basic and diluted loss per share      $        (17.27)    $          (1.10)  $          (12.00)
                                      =================== =================== ===================






   The accompanying notes are an integral part of these financial statements.

                 DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2001 and 2000, and for the Period
         From March 4, 1998 (Date of Incorporation) to December 31, 2001

                                                                                                        Deficit
                                                                       Common Stock                   Accumulated
                                                             ----------------------     Additional    During the
                                                                                        Paid-in       Development
                                                                Shares       Amount     Capital          Stage            Total
                                                            -----------  -----------   -----------   --------------  -------------

Balance, March 4, 1998                                               -    $      -     $       -       $        -        $     -


Issuance of common stock for services (March 1998)              800,000         800         (593)               -             207

Issuance of common stock for cash (June 1998)                 8,000,000       8,000       52,000                -          60,000

Net loss for the period                                              -          -              -          (39,281)        (39,281)
                                                            -----------  -----------   -----------   --------------  -------------


Balance, December 31, 1998                                    8,800,000       8,800       51,407          (39,281)         20,926


Issuance of common stock (September 1999)                     5,300,000       5,300    2,496,692                -       2,501,992

Cancellation of common stock (December 1999)                   (300,000)       (300)      (1,692)               -          (1,992)

Net loss for the year                                               -           -           -            (652,472)       (652,472)
                                                            -----------  -----------   -----------  ---------------  -------------


Balance, December 31, 1999                                   13,800,000      13,800    2,546,407         (691,753)      1,868,454

Issuance of common stock in exchange for
    Matridigm Corporation (January 2000)                        500,000         500      999,500               -        1,000,000

Issuance of common stock for cash (February 2000)                26,000          26       51,974               -           52,000

Issuance of common stock for cash (March 2000)                  200,000         200      341,800               -          342,000

Issuance of common stock for cash (March 2000)                   62,500          62      124,938               -          125,000

Issuance of common stock for cash (May 2000)                    226,000         226      451,774               -          452,000

Issuance of common stock for repayment of debt (June 2000       136,754         137      410,125               -          410,262

Issuance of common stock for cash (July 2000)                   500,000         500      499,500               -          500,000

Issuance of common stock for services (August 2000)             350,000         350      304,650               -          305,000

Issuance of common stock for payment of debt (November 2000   6,925,250       6,925      339,337               -          346,262

Cancellation of common stock (December 2000)                 (5,000,000)     (5,000)       5,000               -                -

Three-for-one common stock split                             35,453,008      35,453      (35,453)              -                -

Net loss for the year                                        -               -           -            (5,725,368)      (5,725,368)
                                                            -----------  -----------   -----------  ---------------  -------------


Balance, December 31, 2000                                   53,179,512      53,179    6,039,552      (6,417,121)      (324,390)


Issuance of common stock for services (February 2001)           300,000         300       10,200              -          10,500

Issuance of common stock for services (March 2001)              600,000         600       20,400              -          21,000

Issuance of common stock for payment of debt (March 2001)       355,315         356       17,410              -          17,766

Cash received from exercise of stock options (March 2001)       600,000         600          900              -           1,500
Issuance of common stock in exchange for
    Union Members Discount Network, LTD (May 2001)            1,000,000       1,000       49,000              -          50,000

Issuance of common stock for services (May 2001)              1,266,667       1,267       74,733              -          76,000

Issuance of common stock for services (June 2001)             3,133,333       3,133      126,867              -         130,000

Issuance of common stock for payment of debt (June 2001)      1,200,000       1,200       34,800              -          36,000

Issuance of common stock for services (July 2001)               200,000         200        5,600              -           5,800

Issuance of common stock for services (August 2001)           2,300,000       2,300       87,400              -          89,700

Issuance of common stock for services (September 2001)        4,365,845       4,366       84,376              -          88,742

Issuance of common stock for services (October 2001)          2,925,000       2,925       25,600              -          28,525

Issuance of common stock for services (November 2001)         1,800,000       1,800        8,100              -           9,900

Cancellation of common stock (November 2001)                 (1,000,000)     (1,000)       1,000              -              -

One hundred-for-one reverse stock split                     (71,503,415)    (71,504)      71,504              -              -

Net loss for the year                                                -           -           -          (679,793)      (679,793)
                                                            -----------  -----------   -----------  ---------------  -------------


Balance, December 31, 2001                                      722,257  $      722   $6,657,442    $ (7,096,914)    $ (438,750)
                                                            ===========  ===========  ============  ===============  =============

   The accompanying notes are an integral part of these financial statements.

                 DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF CASH
                 FLOWS For the Years Ended December 31, 2001 and
                            2000, and for the Period
         From March 4, 1998 (Date of Incorporation) to December 31, 2001

                                                                              Cumulative
                                                                              During the
                                                                            Development
                                                                                 Stage          2001       2000
                                                                           --------------- ------------- ------------
Cash Flows From Operating Activities
    Net loss                                                               $   (7,096,914) $   (679,793) $(5,725,368)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
       Write-off of investment and related costs                                4,666,391             -    4,666,391
       Amortization                                                             1,124,509             -      631,753
       Issuance of common stock for services and expenses                         869,140       510,167      305,000
       Change in operating assets and liabilities
          Accounts payable                                                        290,183        39,510      263,527
          Accounts receivable                                                           -             -       82,041
          Deposits                                                                 (3,268)       (3,268)          -
                                                                           --------------- ------------- ------------

             Net cash provided by (used in) operating activities                 (149,959)     (133,384)     223,344

Cash Flows From Investing Activities
    Purchase of subsidiary and investment in
       software development                                                    (2,256,551)           -    (2,256,551)
    Purchase of marketing license                                                 (33,785)           -            -
    Purchase of office equipment and
       leasehold improvements                                                        (564)           -            -
                                                                           --------------- ------------- ------------


             Net cash used in investing activities                             (2,290,900)           -    (2,256,551)

Cash Flows From Financing Activities
    Proceeds from advances                                                        908,811       132,287      561,905
    Proceeds from issuance of common stock                                      1,532,500         1,500    1,471,000
                                                                           --------------- ------------- ------------

             Net cash provided by financing activities                          2,441,311       133,787    2,032,905
                                                                           --------------- ------------- ------------

             Net increase (decrease) in cash                                          452           403         (302)


Cash, beginning of period                                                     -                      49          351
                                                                           --------------- ------------- ------------


Cash, end of period                                                        $         452   $        452  $        49
                                                                           =============== ============= ============

No cash payments for interest or income taxes have been made.

   The accompanying notes are an integral part of these financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS



Note 1.  The Company and Summary of Significant Accounting Policies

Delta Capital Technologies, Inc. ("the Company") was incorporated on March 4, 1998. The Company is currently in the development stage.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Marketing services revenue were recognized as services were performed.

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

In a prior year, the Company granted options to an officer to acquire 600,000 shares of common stock at $.0025 each. The options were to expire March 31, 2000, but were extended through March 31, 2001. The options were exercised in March of 2001. The proforma amounts required to be calculated by Statement of Financial Accounting Standard No. 123 are not material to these financial statements.

Warrants

At December 31, 2001, the Company had outstanding warrants to purchase 18,750 shares of the Company's common stock at prices ranging from $33.33 to $66.67 per share. The warrants expire at various dates through July 2002.

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

Reverse Stock Split

During December 2001, the Board of Directors approved a one hundred-for-one reverse stock split of the common stock. Par value of the common stock remained $.001 per share. The effect of the stock split has been recognized in all share and per share data in the accompanying consolidated financial statements, and notes to the financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to additional paid-in capital.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 615,672 and 477,187 for the years ended December 31, 2001 and 2000, respectively. The weighted average number of shares for the period from March 4, 1998 (date of incorporation) to December 31, 2001, was 411,032. Warrants and options were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2.  Income Taxes

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                                                   December 31
                                                                      ---------------------------------------
                                                                            2001                  2000
                                                                      -----------------     -----------------
Tax at statutory rate                                                 $       (231,000)         $ (1,947,000)

Permanent difference, amortization of investment                                                     681,250

Change in valuation allowance for deferred
    tax asset                                                                  231,000             1,265,750
                                                                      -----------------     -----------------

         Income tax expense                                           $                     $
                                                                                     -                     -
                                                                      =================     =================

The Company's deferred tax asset is as follows:

                                                                                              December 31
                                                                                                  2001
                                                                                            -----------------

Deferred tax asset, from net operating loss carryforward                                        $  1,561,000

Less valuation allowance                                                                          (1,561,000)
                                                                                            -----------------

         Net deferred tax asset                                                             $
                                                                                                           -
                                                                                            =================

The Company's net operating loss carryforwards will expire $680,000 in 2021, $3,711,000 in 2020, $161,000 in 2019, and $39,000 in 2018.



Note 3.  Notes and Advances Payable

The Company had various notes and advances payable at December 31, 2001. The note payable for $20,000, is due on demand and bears interest at 6%. The advances from shareholders of $20,774 and other advances of $111,513 are due on demand and bear interest at 12%. Management estimates that the fair value of all of these notes and advances is approximately $6,000 based on the value of similar financial instruments in the market.

Note 4.  Related Party Transaction

During 2000, the Company paid a director $67,500 for consulting services. This person resigned from the Board of Directors during 2000.




Note 5.  Supplemental Disclosures With Respect to Statements of Cash Flows

Significant noncash transactions in 2001 include:

o The Company issued shares of common stock as payment of debt totaling $53,766.

o The Company issued 1,000,000 (pre-reverse split) shares of its common stock valued at fair market value at date of acquisition of $50,000 to acquire another company. The Company reacquired these shares in exchange for the acquired company's shares resulting in a nonmonetary loss of approximately $50,000.

o The Company issued 168,908 shares of common stock in exchange for consulting services. The shares were valued at market on the issuance date.

Significant noncash transactions in 2000 include:

o    The Company issued shares of common stock as payment of debt totaling
     $756,524.

o The Company issued shares of common stock for $1,000,000 to acquire the shares of another company.

o The Company issued 1,050,000 (pre-reverse split) shares of common stock in exchange for consulting services. The shares were valued at the market price on the issuance date.



Note 6.  Acquisitions and Write-Offs of Investments

Effective May 4, 2001, the Company acquired 100% of the outstanding shares of common stock of Union Members Discount Network, LTD ("UMDN"), a privately held marketing and communications company located in Santa Monica, California. This acquisition was accounted for under the purchase method. The results of UMDN's operations have been included in these financial statements from the date of acquisition through November 1, 2001. In consideration, the Company issued 1,000,000 (pre-reverse split) shares of its own common stock valued at their fair market value at date of acquisition of $50,000. On November 1, 2001, UMDN reacquired its shares from the Company in exchange for the shares originally issued resulting in a loss of approximately $50,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                            2001
                                                       ----------------

Current assets                                           $      61,654
Goodwill                                                       202,879
                                                       ----------------

         Total assets acquired                                 264,533

Current liabilities                                             55,655
Long-term liabilities                                          158,878
                                                       ----------------

         Total liabilities assumed                             214,533
                                                       ----------------

         Net assets acquired                             $      50,000
                                                       ================

Proforma information has not been presented as it is not a meaningful representation of past results or indicative of future results due to the period of time that the Company owned UMDN.

In a prior year, the Company acquired an interest in another company and its related software product in exchange for common stock and cash. In 2000, the Company acquired another company which was to assist in the marketing efforts of the software product, as well as perform marketing services for others. This company was also acquired for common stock and cash. In July 2000, the Company determined that the acquired software product was not of marketable quality and, as a result, that the operations of the marketing support company were no longer necessary. The unamortized balances of the remaining intangible assets acquired, which amounted to $4,666,391 at July 1, 2000, were written off.



Note 7.  Going Concern

As shown in the financial statements, the Company incurred a net loss of $679,793 in 2001. Further, the Company has net deficiency in capital of $438,750 and has virtually no working capital. These factors raise concerns about the Company's ability to continue as a going concern.

The Company is seeking other acquisitions but it will need additional working capital to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon engaging in active business operations and obtaining additional working capital. Management is presently engaged in seeking additional working capital equity funding and plans to continue to invest in other businesses with funds obtained.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.



Note 8.  Subsequent Event

On January 31, 2002, the Board of Directors authorized a private placement issuance of 1,500,000 common shares of the Company at a price of $.10 per share. In March 2002, the Company sold 603,000 shares for $55,300 of cash and $5,000 of services rendered under this private placement.

In January 2002, the Company retired $103,618 of its debt in exchange for 1,036,180 shares of its common stock.

                          Independent Auditors' Consent

We hereby consent to the use of our auditors' report dated March 15, 2002, on the Delta Capital Technologies, Inc. financial statements as of December 31, 2001, and for the periods then ended, included in the Delta Capital Technologies, Inc. Form 10-KSB for the year ended December 31, 2001.








/s/ Peterson Sullivan PLLC
March 15, 2002
Seattle, Washington

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 20, 2000, Peterson Sullivan PLLC resigned as the auditors of Delta Capital. Subsequent to that date, Peterson Sullivan PLLC reached agreement with the Company to be reinstated as the Company's auditors. This reinstatement was effective as of November 3, 2000. The audit reports of Peterson Sullivan PLLC on the Company's financial statements for the fiscal year ending December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports included an explanatory paragraph for a going concern uncertainty. In connection with the audits of the fiscal year ending December 31, 2000 and the subsequent interim periods through June 30, 2001, and up to October 20, 2001 the date of Peterson Sullivan PLLC's resignation, the Company had no disagreements with Peterson Sullivan PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Peterson Sullivan PLLC to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B). See Forms 8-K filed November 15, 2001 and December 5, 2001, and by reference incorporated herein.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                               Age             Position(s) and Office(s)

Darwin C. B. Ross                   40               President and Director

Martin Tutschek                     41               Director

Judith Miller                       62               Secretary and Director

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

Martin Tutschek, Age 41. Mr. Tutschek is a graduate from the University of Texas, currently holds the position of the Manager, Business Development, US operations for Trader.com. His primary role is the analysis and identification of complimentary business opportunities and the development of the business and marketing plan of Trader.com. Prior to being promoted to this position he was the Director of Circulation North American Operations for Trader.com from 1994 to 1997.

Judith Miller, Age 62. Ms. Miller has been the president and a director of J.A.M. Corporate Consultants Inc. ("JAM") since March 1994. JAM, which is wholly owned by Ms. Miller, is a private company incorporated pursuant to the laws of British Columbia, that provides a variety of services including office management and administration, meeting and special event planning, office redesign/relocation, and fund raising. Ms. Miller is the sole employee of JAM and accordingly is responsible for providing JAM's services. Compliance with
Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of four persons who during the fiscal year ended December 31, 2000 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

Mr. Darwyn C. B. Ross - Mr. Ross was appointed to the board of directors of the Company in October, 2000. Mr. Ross failed to file a Form 3 in a timely manner. Mr. Ross further failed to timely file a Form 5 for the year ended December 31, 2001.

Mr. Martin Tutschek - Mr. Tutschek was appointed to the board of directors of the Company in October, 2000. Mr. Tutschek failed to file a Form 3 in a timely manner. Mr. Tutschek further failed to timely file a Form 5 for the year ended December 31, 2001.

Ms. Judith Miller - Ms. Miller was a member of the board of directors during all of 2000. Ms. Miller failed to file a Form 3 in a timely manner. Ms. Miller further failed to timely file a Form 5 for the year ended December 31, 2001.


ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2001, 2000 and 1999. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president.

                           SUMMARY COMPENSATION TABLE
-------------------------------- ----------------------------------- ---------------------------------------------------------
                                        Annual Compensation                           Long Term Compensation
-------------------------------------------------------------------- --------------------------- -----------------------------
                                                                               Awards                      Payouts
----------------------- -------- -------- --------- ---------------- ------------- ------------- ----------- -----------------
  Name and Principal     Year    Salary    Bonus     Other Annual     Restricted    Securities   LTIP           All Other
       Position                                      Compensation       Stock       Underlying    payouts      Compensation
                                                                       Award(s)      Options
                                                                                     SARs(#)
----------------------- -------- -------- --------- ---------------- ------------- ------------- ----------- -----------------
     Darwin Ross,          2001     -        -             -              -             -            -              -
    CEO; President         2000
                                    -        -             -              -             -            -              -
                           1999     -        -             -              -             -            -              -
----------------------- -------- -------- --------- ---------------- ------------- ------------- ----------- -----------------

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 8, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 8, 2002, there were 1,635,896 shares of common stock issued and outstanding.

------------------------- ---------------------------------------------- ---------------------------- ---------------------
                                                                            Amount and Nature of
     Title of Class           Name and Address of Beneficial Owner          Beneficial Ownership        Percent of class

------------------------- ---------------------------------------------- ---------------------------- ---------------------
      Common Stock                        Judith Miller                               0                        0%
   ($0.001 par value)                 5550 14B Avenue # 205
                                   Delta, B.C., Canada V4M 2G6
------------------------- ---------------------------------------------- ---------------------------- ---------------------
      Common Stock                      Darwyn C. B. Ross                             0                        0%
   ($0.001 par value)                 5550 14B Avenue # 205
                                   Delta, B.C., Canada V4M 2G6
------------------------- ---------------------------------------------- ---------------------------- ---------------------
      Common Stock                       Martin Tutschek                              0                        0%
   ($0.001 par value)                 5550 14B Avenue # 205
                                   Delta, B.C., Canada V4M 2G6
------------------------- ---------------------------------------------- ---------------------------- ---------------------
      Common Stock            All officers and directors as a group                   0                        0%
   ($0.001 par value)
------------------------- ---------------------------------------------- ---------------------------- ---------------------
      Common Stock                      Bonanza Mgmt Ltd.                          200,386                   12.25%
   ($0.001 par value)                    P.O. Box 18097
                                   Delta, B.C., Canada V4L 2M4


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Judith Miller, a director and officer of the Company, entered into a verbal agreement with The Company on August 26, 1998 pursuant to which Ms. Miller received a stock option to purchase 50,000 shares of the Company's common stock, exercisable at US$0.03 per share for a period of one year. In March, of 1999 the Company completed a forward stock split of 4 to 1 which increased the options granted to 200,000 shares at an exercise price of US$0.0075 per share. On August 11, 1999 the board of directors of The Company extended the expiration date of the stock options to December 31, 1999 and on September 15, 1999 the verbal stock option agreement was reduced to writing. On December 30, 1999, the board of directors of The Company approved a resolution to extend the expiration date of the stock options to March 31, 2000 and the extension was reduced to writing pursuant to a letter dated January 7, 2000. By consent resolution dated March 16, 2000 the stock option expiration date was extended again to March 31, 2001. On March 30, 2001, Ms. Miller exercised her option and purchased 400,000 shares of the Company's stock for $1,500.00 ($0.0075 per share).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the last quarter of the year covered by this report:

1. On November 15, 2001, and again on December 5, 2001, the Company reported that on October 20,2000, Peterson Sullivan PLLC resigned as the auditors of Delta Capital Technologies, Inc. ("the Company"). subsequent to that date, Peterson Sullivan PLLC reached agreement with the Company to be reinstated as the Company's auditors. This reinstatement was effective as of November 3, 2000. The audit reports of Peterson Sullivan PLLC on the Company's financial statements for the fiscal year ending December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports included an explanatory paragraph for a going concern uncertainty. In connection with the audits of the fiscal year ending December 31, 2000 and the subsequent interim periods through June 30, 2001, and up to October 20, 2001 the date of Peterson Sullivan PLLC's resignation, the Company had no disagreements with Peterson Sullivan PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Peterson Sullivan PLLC to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B). See Forms 8-K filed November 15, 2001 and December 5, 2001, and by reference incorporated herein.

2. On October 5, 2001, the Company reported that Peterson Sullivan PLLC resigned as the auditors of Delta Capital Technologies, Inc., effective October 20, 2000. Subsequant to that date, Peterson Sullivan PLLC has reached agreement with Delta Capital Technologies to be reinstated as the auditors of Delta Capital Technologies, Inc. The reinstatement is effective November 3, 2000. No Form 8-K was filed by Delta Capital Technologies Inc. for either the resignation or the reinstatements of Peterson Sullivan PLLC as the auditors for Delta Capital Technologies, Inc. See Form 8-K filed October 5, 2001, and by reference incorporated herein.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April 2002.

                        Delta Capital Technologies, Inc.



   /s/  Darwyn Ross
   ------------------------
   Darwyn Ross, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/ Darwyn Ross
---------------------
Darwyn Ross               President and Director




/s/ Judith Miller
----------------------
Judith Miller             Secretary and Director



/s/ Martin Tutschek
--------------------------
Martin Tutschek           Director

                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO.       NO.     DESCRIPTION

3(i)      *    Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(ii)     *    Amended Articles of Incorporation dated April 23, 1998.
               (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(iii)    *    By-Laws of Delta Capital dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(iv)     12   Amended Articles of Incorporation dated March 7, 2001 and filed
               March 12, 2001.

10(i)     *    Stock Option Agreement between Delta Capital and Judith Miller,
               Corporate Secretary and Director of Delta Capital dated September
               15, 1999 (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(ii)    *    Letter from Delta Capital to Judith Miller dated January 7, 2000
               (Incorporated by reference from Form 10SB filed with the SEC on January 11, 2000.)

10(iii)   *    Share Exchange Agreement dated February 26, 2001 between Delta
               Capital Technologies, Inc. and Shareholders of Au-Online.Com,
               Inc. (Incorporated by reference from Form 10QSB filed with the SEC on May 21, 2001.)

10(iv)    *    Stock Purchase and Sale Agreement dated May 4, 2001 between Delta
               Capital Technologies, Inc. and Shareholders of UMDN, Inc.
               (Incorporated by reference from Form 10-QSB filed with the SEC on May 21, 2001.)

10(iv)    13   Agreement rescinding Purchase and Sale Agreement of May 4, 2001, dated October 31, 2001.


*  Incorporated by reference from previous filings as noted.

                                STATE of DELAWARE
                           CERTIFICATE of AMENDMENT of
                          CERTIFICATE of INCORPORATION
                                       of
                        DELTA CAPITAL TECHNOLOGIES, INC.

* First: That at a meeting of the Board of Directors of Delta Capital Technologies, Inc., held December 13, 2000, resolutions were duly adopted setting forth proposed amendments of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and resulting in the entry of Shareholder Consents to Action without a Meeting by the holders of 50.22% of the issued and outstanding shares of the corporation, said corporation thereby approving the proposed actions. The resolution setting forth the proposed amendment is as follows:
* Resolved, that the Certificate of Incorporation of the Corporation be amended by changing the fourth paragraph, so that, as amended, the fourth paragraph of the said Certificate of Incorporation shall be and read as follows: "The amount of total authorized shares of stock of this corporation is 75,000,000 shares with a par value of $0.001 per share."
* Second: The necessary number of shares as required by statute were voted in favor of the amendment.
* Third: That the said amendment were duly adopted in accordance with the provisions of Section 228 of the General Corporation Law of the State of Delaware.
* Fourth: That the capital of said corporation shall not be reduced under or by reason of said amendment.

* IN WITNESS WHEREOF, said Delta Capital Technologies, Inc. has caused this certificate to be signed by its Secretary this 7th day of March, 2001

                            BY:   /s/ Judy A. Miller
                                ------------------------------------------
                            Judy A. Miller, Secretary and Director

Union Members Discount Network

Judith Miller, Director                                      October 31, 2001
Delta Capital Technologies, Inc.
8201, 1331 Homer Street

Vancouver, B.C. V6B 5MS

Ladies and Gentlemen:

        Reference is made to the Stock Purchase and Sale Agreement (the "Stock Purchase Agreement"), dated as of May 4, 2001, by and among Delta Capital Technologies, Inc., a Delaware corporation ("Delta"); UMDN, Inc., a Delaware corporation ('UMDN"), and the Shareholders of UMDN (the "Shareholders").

        On behalf of all of the Shareholders and pursuant to Section 7.3 of the Stock Purchase Agreement, the undersigned do hereby exercise the option of the Shareholders to purchase the 3,500,000 shares of the capital stock of UMDN acquired by Delta at the closing under the Stock Purchase Agreement for 1,000,000 shares of the capital stock of Delta effective as of November 1, 2001.

        By your acceptance hereof, you hereby waive any notice requirements contained in the Stock Purchase Agreement and agree that the transactions consummated in accordance with the Stock Purchase Agreement are hereby deemed fully and completely rescinded, neither UNDN nor the Shareholders has any further obligation or liability thereunder to Delta, Delta has no further obligation or liability thereunder to UMDN or the Shareholders and the Stock Purchase Agreement is null and void and of no further force or effect.

        We shall deliver to you the certificates representing shares of the capital stock of Delta as soon as we receive your executed copy of this letter.

                   Very truly yours,


                                 /s/ Kent Keith
                                ---------------------------
                                Kent Keith


                                /s/ Starla Keith
                               --------------------------
                               Starla Keith


Accepted and Agreed
Delta Capital Technologies, Inc.