Form 10QSB
period 2002-03-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2002-06-06
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 (Mark One) [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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




             Suite 205, 5550-14B Avenue, Delta, B.C., Canada V4M 2G6
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (604) 943-6422
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX                    No
                                        --                      -----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 6, 2002, was 3,603,809

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................5

ITEM 5.  OTHER INFORMATION....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................7

INDEX TO EXHIBITS.............................................................8












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

 As used herein, the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 7 and are incorporated herein by this reference.



































                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE


Balance Sheet...............................................................F-2

Statement of Operations.....................................................F-3

Statement of Changes in Stockholders' Equity................................F-4

Statement of Cash Flows.....................................................F-5

Notes to Unaudited Financial Statements..................................F-6-F7

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                    UNAUDITED

                                                                                 March 31,        December 31,
                                                                                   2002               2001
                                                                               ----------------- ------------------
ASSETS
Current Assets
    Cash                                                                       $              -  $            452
    Prepaid expenses                                                                    21,000                  -
    Deposits                                                                             3,268              3,268
                                                                                --------------     --------------
          otal Current Assets
         T                                                                     $        24,268   $         3,720
                                                                                ==============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Checks issued in excess of cash in banks                                   $         2,560   $              -
    Accounts payable                                                                   266,406            290,183
    Notes payable, due on demand                                                        20,000             20,000
    Advances                                                                            22,636            111,513
    Advances from stockholders                                                           1,000             20,774
                                                                                --------------     --------------
         Total Current Liabilities                                             $       312,602   $       442,470

Stockholders' Equity (Deficit)
    Common stock, $.001 par value, 25,000,000 shares authorized; 3,603,809 issued and outstanding at March 31, 2002, and
         722,257 at December 31, 2001, respectively                                      3,604                722
    Additional paid-in capital                                                       6,943,963          6,657,442
    Deficit accumulated during the development stage                               (7,235,901)        (7,096,914)
                                                                                --------------     --------------
          Total Stockholders' Equity (Deficit)                                       (288,334)          (438,750)
                                                                                --------------     --------------

Total Liabilities and Stockholders' Equity (Deficit)                           $        24,268   $          3,720
                                                                                ==============     ==============



    The accompanying notes are an integral part of these financial statements

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
          and the Period from March 4, 1998 (Date of Incorporation) to
                                 March 31, 2002
                                   (Unaudited)

                                                          Cumulative
                                                          during the
                                                         Development           March 31,           March 31,
                                                            Stage                 2002               2001
                                                     --------------------   ----------------    ---------------

Revenue                                           $               592,908  $               -  $               -

Expenses
    General and administrative                                  1,987,741            138,987             62,690
    Goodwill amortization                                         209,457                  -                  -
    Investment amortization                                       902,777                  -                  -
    License agreement amortization                                 12,199                  -                  -
    Interest expense                                               50,514                  -                  -
    Write off of investment                                     4,666,391                  -                  -
                                                     --------------------   ----------------    ---------------
    Total expenses
                                                                7,828,809            138,987             62,690
                                                     --------------------   ----------------    ---------------
    Net loss
                                                  $           (7,235,901)  $       (138,987)  $        (62,690)
                                                     ====================   ================    ===============


Basic and diluted loss per share                  $               (13.75)  $          (0.06)  $          (0.13)
                                                     ====================   ================    ===============





    The accompanying notes are an integral part of these financial statements

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY For the period from March 4,
                 1998 (Date of Incorporation) to March 31, 2002

                                                           Common Stock          Additional  Accumulated
                                                                                 Paid-in     Deficit             Total
                                                       Shares         Amount      Capital    ----------          -------
Balance, March 4, 1998                                          -             -          -                   -               -

Issuance of stock for services (Mar. 1998)                800,000           800      (593)                   -             207
Issuance of stock for cash (Jun. 1998)                  8,000,000         8,000     52,000                   -          60,000
Net loss for the period                                         -             -                       (39,281)        (39,281)
-------------------------------------------------- --------------   -----------  ---------   -----------------   -------------
Balance, December 31, 1998                              8,800,000         8,800     51,407            (39,281)          20,926

Issuance of stock (Sept. 1999)                          5,300,000         5,300  2,496,692                   -       2,501,992
Cancellation of stock (Dec. 1999)                       (300,000)         (300)    (1,692)                   -           (1,992)
Net loss for the period                                         -             -          -           (652,472)       (652,472)
-------------------------------------------------- --------------   -----------  ---------   -----------------   -------------
Balance, December 31, 1999                             13,800,000        13,800  2,546,407           (691,753)       1,868,454

Issuance of stock in exchange for Matridigm Corp.         500,000           500    999,500                   -       1,000,000
Issuance of stock for cash (Feb. 2000)                     26,000            26     51,974                   -           52,000
Issuance of stock for cash (Mar. 2000)                    200,000           200    341,800                   -         342,000
Issuance of stock for cash (Mar. 2000)                     62,500            62    124,938                   -         125,000
Issuance of stock for cash (May 2000)                     226,000           226    451,774                   -         452,000
Issuance of stock for payment of debt (Jun. 2000)         136,754           137    410,125                   -         410,262
Issuance of stock for cash (Jul. 2000)                    500,000           500    499,500                   -         500,000
Issuance of stock for services (Aug. 2000)                350,000           350    304,650                   -         305,000
Issuance of stock for payment of debt (Nov. 2000)       6,925,250         6,925    339,337                   -         346,262
Cancellation of stock (Dec. 2000)                     (5,000,000)       (5,000)      5,000                   -               -
Three-for-one stock split                              35,453,008        35,453   (35,453)                   -               -
Net loss for the year                                           -             -          -         (5,725,368)     (5,725,368)
-------------------------------------------------- --------------   -----------  ---------   -----------------   -------------
Balance, December 31, 2000                             53,179,512        53,179  6,039,552         (6,417,121)       (324,390)

Issuance of stock for services (Feb. 2001)                300,000           300     10,200                   -          10,500
Issuance of stock for services (Mar. 2001)                600,000           600     20,400                   -          21,000
Issuance of stock for payment of debt (Mar. 2001)         355,315           356     17,410                   -          17,766
Cash from exercise of stock options (Mar. 2001)           600,000           600        900                   -           1,500
Issuance of stock exchange Union Members Discount       1,000,000         1,000     49,000                   -          50,000
Network, LTD (May 2001)
Issuance of stock for services (May 2001)               1,266,667         1,267     74,733                   -          76,000
Issuance of stock for services (Jun. 2001)              3,133,333         3,133    126,867                   -         130,000
Issuance of stock for payment of debt (Jun. 2001)       1,200,000         1,200     34,800                   -          36,000
Issuance of stock for services (Jul. 2001)                200,000           200      5,600                   -           5,800
Issuance of stock for services (Aug. 2001)              2,300,000         2,300     87,400                   -          89,700
Issuance of stock for services (Sept. 2001)             4,365,845         4,366     84,376                   -          88,742
Issuance of stock for services (Oct. 2001)              2,925,000         2,925     25,600                   -          28,525
Issuance of stock for services (Nov. 2001)              1,800,000         1,800      8,100                   -           9,900
Cancellation of stock (Nov. 2001)                     (1,000,000)       (1,000)      1,000                   -               -
One hundred-for-one stock reverse split              (71,503,415)      (71,504)     71,504                   -               -
Net loss for the year                                           -             -          -           (679,793)       (679,793)
-------------------------------------------------- --------------   -----------  ---------   -----------------   -------------
Balance, December 31, 2001                                722,257           722  6,657,442         (7,096,914)       (438,750)

Issuance of stock for payment of debt (Jan. 2002)       1,102,552         1,103    109,500                   -         110,603
Issuance of stock for services ( Feb. 2002)               110,000           110     10,890                   -          11,000
Issuance of stock for cash (Feb. 2002)                    603,000           603     59,697                   -          60,300
Issuance of stock for cash (Feb. 2002)                    775,000           775     76,725                   -          77,500
Issuance of stock for services (Mar. 2002)                300,000           300     29,700                   -          30,000
Cancellation of stock (Mar. 2002)                         (9,000)           (9)        9                   -                 -
Net loss for the period                                         -             -          -           (138,987)       (138,987)
-------------------------------------------------- --------------   -----------  ---------   -----------------   -------------
Balance, March 31, 2002 (Unaudited)                     3,603,809         3,604  6,943,963         (7,235,901)       (288,334)


                 The accompanying notes are an integral part of
                          these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2002 and 2001 and
                                 the Period from
       March 4, 1998 (Date of Incorporation) to March 31, 2002 (Unaudited)

                                                                       Cumulative
                                                                       during the
                                                                       Development       March 31,          March 31,
                                                                          Stage             2002              2001
                                                                    ---------------------------------    ----------------
Cash Flows From Operating Activities
    Net loss                                                         $    (7,235,901)  $      (138,987)  $       (62,690)
    Adjustments to reconcile net loss to net cash used in
        operating activities
      Write off investment and related costs                                4,666,391                 -                 -
      Amortization                                                          1,124,509                 -                 -
      Issuance of common stock for services and expenses                      910,140            41,000            31,500
      Increase (decrease) in accounts payable                                 268,968          (21,217)            10,426
      (Increase) decrease in prepaid expenses                                (21,000)          (21,000)                 -
      (Increase) decrease in deposits                                         (3,268)                 -          (25,804)
                                                                      ---------------    --------------    --------------
               Net cash used in operating activities                        (290,161)         (140,202)          (46,568)

Cash Flows From Investing Activities
    Issuance of loan                                                                -                 -          (10,000)
    Purchase of subsidiary and investment in software
    development                                                           (2,256,551)                 -                 -
    Purchase of marketing license                                            (33,785)                 -                 -
    Purchase of office equipment & leasehold                                                                            -
    improvements                                                                (564)                    -
                                                                      ---------------    --------------    --------------
               Net cash used in investing activities                      (2,290,900)                 0          (10,000)

Cash Flows From Financing Activities
    Proceeds from advances                                                    910,761             1,950            56,104
    Proceeds from issuance of common stock                                  1,670,300           137,800             1,500
                                                                      ---------------    --------------    --------------
               Net cash provided by financing activities                    2,581,061           139,750            57,604
                                                                      ---------------    --------------    --------------

Net increase (decrease) in cash                                                     0             (452)             1,036
Cash, beginning of period                                                           0               452                49
                                                                      ---------------    --------------    --------------
Cash, end of period                                                  $              0  $              0  $          1,085
                                                                      ---------------    --------------    --------------
No cash payments for interest or income taxes have been made.
                                                                      ---------------    --------------    --------------

    The accompanying notes are an integral part of these financial statements


                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

Note 1.  Basis of Presentation

 The interim period consolidated financial statements contained herein include the accounts of Delta Capital Technologies, Inc. and it's subsidiary (the "Company").

 The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's latest annual report on Form 10-KSB for the fiscal year ended December 31, 2001. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 2.  Summary of Significant Accounting Policies

Earnings Per Share

 Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 2,278,417 and 488,344 for the three months ended March 31, 2002 and March 31, 2001, respectively. The weighted average number of shares was 526,239 for the period from March 4, 1998 to March 31, 2002.

Note 3.  Going Concern

In the Auditors' report on the Company's financial statements as of December
31, 2001, they indicated there was substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $7,235,901 since inception, largely due to its write-off of assets related to its investment in its computer software. Further, the Company has net deficiency in capital of $288,334. These factors raise concerns about the Company's ability to continue as a going concern.

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

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

Note 3. Continued

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

Note 4.  Formation of Subsidiary

On February 14, 2002, the Company formed Homelands Security Inc. (Homelands), a Nevada corporation. Homeland issued 1,000,000 shares of its common stock, with a par value of $0.001 to the Company. Homelands only transaction within the period was to enter into the agreement with Interglobe (note 5).

Note 5.  Subsequent Event

On March 8, 2002, Homelands (note 4), agreed to purchase 100% of the outstanding shares of stock of Interglobe Investigation Services, Inc. (Interglobe), a British Columbia corporation, in exchange for 950,000 shares of Homelands common stock. The closing date of the agreement was April 15, 2002. As a result of this transaction, the Company's ownership of Homelands was reduced to 51.3%. The results of operations of Interglobe will be included with the Company's results of operations from the closing date forward. Interglobe was acquired because the Company is in the process of acquiring revenue-generating businesses, which the Company believes will be profitable in the future. Management has not determined the amount of goodwill, if any, from this acquisition because the accounting information as of the acquisition date has not been compiled.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

As used herein the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and its predecessors, unless the context indicates otherwise. During the quarter ended March 31, 2002, the Company had no substantial operations. However, on March 8, 2002, the Company's majority owned subsidiary, Homelands Security, Inc., (Homelands) entered into a Stock Purchase and Sale Agreement to purchase 100% of Interglobe Investigation Services, Inc.'s issued and outstanding stock. The transaction closed on April 15, 2002. The Company's executive offices are currently located at 205-5550 14BAvenue, Delta,
B. C., Canada V4M 2G6.

The Company's plan of operations for the next 12 months will be to operate its majority owned subsidiary, Homelands which completed its acquisition of Interglobe Investigation Services Inc. ("Interglobe") a British Columbia Corporation formed in 1995, which provides private investigation and security consulting services for individuals and corporations. The acquisition of Interglobe occurred subsequent to the end of March 31, 2002. With this acquisition, Delta is moving towards meeting its business objectives of obtaining operations that may allow its' subsidiary to become a pre-eminent, full service investigation and security consulting company in North America.

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

Going Concern

In the auditor's Statement of Financial Operations for December 31, 2001, they have expressed an opinion as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from the sale of the Company's securities; (2) increasing sales of their subsidiary Homelands and Interglobe, and (3) obtaining loans from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material developments occurred during the quarter ended March 31, 2002, with respect to pending litigation. For more information on legal proceedings, see the Company's Form 10KSB for the year ended December 31, 2001.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 8, 2002, the Company issued 134,039 shares of its common stock as settlement for debt in the amount of $13,403.85 to Bayside Management Corporation a British Columbia company pursuant to Regulations S of the Securities Act of 1933.

On January 9, 2002, the Company issued 718,127 shares of its common stock to creditors as settlement for debt in the amount of $71,813. The creditors include three British Columbia companies and one resident of South Korea. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On January 10, 2002, the Company issued 250,386 shares of its common stock to two creditors as settlement for debt in the amount of $25,386. The creditors included a British Columbia company and a resident of Winnipeg, Manitoba.
 The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On February 15, 2002, the Company issued 713,000 shares of its common stock to 8 individuals, 115,000 shares for services and 598,000 shares for cash.
The individuals all reside in Ontario, Canada. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On March 7, 2002, the Company issued 100,000 shares of its common stock to each of the following three individuals: Judy Miller and Darwyn Ross, and Martin Tutschek for services rendered. The Company relied upon section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only three offerees who were issued stock for consulting services; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On March 19, 2002, the Company authorized the cancellation of 9,000 shares of its common stock. The 9,000 shares were cancelled as a result of rescinding a transaction previously entered into with an individual.


On March 22, 2002, the Company issued 775,000 shares to 8 individuals.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act of 1933, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company has complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, ensuring that each person is a non-U.S. person with address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who purchased Securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the Securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of the Regulation.

ITEM 5. OTHER INFORMATION

On December 20, 2001, the board of directors of Delta Capital Technologies, Inc. (the "Company") had unanimously agreed that it was in the best interests of the Company's shareholders to pursue new business opportunities. The board of directors further agreed that the Company did not have sufficient capital or a share capital structure that would facilitate prospective business opportunities. Therefore, the board of directors agreed to consolidate the Company's share capital as a first step in making the Company more attractive to potential businesses.

The Board of Directors then agreed to consolidate the Company's capital structure on a one hundred (100) to one (1) basis reducing the Company issued and outstanding shares as of December 20, 2001 from sixty nine million three hundred thousand six hundred and seventy two (69,300,672) to six hundred and ninety three thousand and seven (693,007). The effect of the capital structure consolidation was to reduce the seventy five million (75,000,000) shares of authorized capital to seven hundred and fifty thousand (750,000) in authorized capital.

The Board of Directors, in reliance on shareholder action, then amended the Company's articles of incorporation to reflect an increase in the authorized share capital from seven hundred and fifty thousand (750,000) common shares to twenty five million (25,000,000) common shares.

The consolidation of the Company's capital stock and the increase in the authorized common stock was effected on January 4, 2002. The Company's new symbol on the OTC Bulletin Board is DCTN.

In January 2002, the Company entered into a Fee Agreement with Kent Carasquero. The Fee Agreement calls for the payment of $2,500 a month which may be paid in the form of the Company's common stock. Mr. Carasquero will provide services with respect to the management of the Company's account receivables, accounts payable, acting as a liaison for the Company and other services.

Subsequent to the quarter ended March 31, 2002, Company's subsidiary Homelands Security, Inc. (Homeland) acquired a 100% interest in Interglobe Investigation Services, Inc. in exchange for 950,000 shares of Homeland common stock. Homeland is now a majority owned subsidiary of the Company rather than a wholly owned subsidiary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. On January 8, 2002, the Company filed a report on Form 8-K which reported that the Company effected a 1 for 100 reverse split and an increase in authorized shares.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of May, 2002.




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

                                INDEX TO EXHIBITS

EXHIBIT        PAGE
NO.            NO.          DESCRIPTION

3(i)           *            Articles  of  Incorporation  dated  March 4, 1998.
                            (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(ii)          *            Amended Articles of Incorporation dated April 23,
                             1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(iii)         *            By-Laws of Delta Capital dated April 23, 1998.
                             (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)


MATERIAL CONTRACTS


10(i)          9            Debt Settlement Agreement dated January 8, 2002
                            between Delta Capital Technologies,Inc. and Bayside
                            Management Corp.

10(ii)         11           Debt Settlement Agreement dated January 9, 2002
                            between Delta Capital Technologies, Inc. and
                            Churchill Resource Group, Inc.

10(iii)        13           Debt Settlement Agreement dated January 9, 2002
                            between Delta Capital Technologies, Inc. and BP
                            Equity Management Corp.

10(iv)         15           Debt Settlement Agreement dated January 9, 2002
                            between Delta Capital Technologies, Inc. and
                            Jeff Young.

10(v)          17           Debt Settlement Agreement dated January 10, 2002
                            between Delta Capital Technologies, Inc. and
                            Bonanza Mgmt. LTD.

10(vi)         19           Debt Settlement Agreement dated January 10, 2002
                            between Delta Capital Technologies, Inc. and Peter
                            Kent Carasquero.

10(vii)        21           Debt Settlement Agreement dated January 10, 2002
                            between Delta Capital Technologies, Inc. and
                            Hospitality Financial Services LTD.

10(viii)       23           Fee Agreement dated January   2002 between Delta
                            Capital Technologies, Inc. and Kent Carasquero

10(ix)         27           Stock Purchase and Sale Agreement dated March 8,
                            2002 between Delta Capital Technologies, Inc. and
                            Homelands Security Inc.


* Incorporated by reference from previous filings as noted.

                            DEBT SETTLEMENT AGREEMENT

THIS AGREEMENT is made as of the 8th day of January 2002

BETWEEN:
               DELTA CAPITAL TECHNOLOGIES INC., a Delaware company having an office at B201, 1331 Homer Street, Vancouver, B.C. V6B 5M5

               (the "Company")
                                                 OF THE FIRST PART

AND:
               BAYSIDE MANAGEMENT CORP. , having an office located at suite 203-1030 West 14th Avenue Vancouver B.C.V6H 1P3

               (the "Creditor")
                                                 OF THE SECOND PART

WHEREAS:

A. The Company is indebted to the Creditor in the amount of US$13,403.85 (the "Debt");

B.       The Company has agreed to issue to the Creditor 134,039
         (US$13,403.85/US$0.10 per share) common shares (the "Shares") in total satisfaction of the Debt; and

C. The Creditor has agreed to accept the Shares from the Company in total satisfaction of the Debt.

         THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Agreement, the parties agree as follows:


1.00     Debt Settlement

1.01 The Company will pay and satisfy the Debt by issuing the Shares to the Creditor at a deemed price of US$0.01 per share for an aggregate amount equal to the Debt payable on January 10, 2002.

1.02 The Creditor acknowledges and agrees that all outstanding accounts have been rendered by the Creditor to the Company to the date of this Agreement and upon issuance of the Shares to the Creditor there will be no outstanding liability of the Company to the Creditor.

2.00     Headings

2.01 The headings and section references in this Agreement are for convenience of reference only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision thereof.

3.00     Governing Law

3.01 This Agreement and all matters arising hereunder shall be governed by, construed and enforced in accordance with the laws of the State of Delaware and all disputes arising under this Agreement shall be referred to, and the parties attorn to the jurisdiction of, the courts of appropriate jurisdiction in the State of Delaware.

4.00     Enurement

4.01 This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

5.00     Carrying Out Agreement

5.01 Each of the parties hereto hereby covenants and agrees to execute such further and other documents and instruments and do such other things as may be necessary to implement and carry out the intent of this Agreement.

6.00     Assignment

6.01 This Agreement shall not be assignable by the Creditor without the written consent of the Company.

7.00     Counterparts

7.01 This Agreement, or any amendment to it, may be executed in counterparts, each of which will be deemed an original agreement and all of which will together constitute one agreement.

8.00     Amendment

8.01 Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by the parties.

         IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

DELTA CAPITAL TECHNOLOGIES, INC.

Per:
         /s/ Judith Miller
       ----------------------------------------------------------------
       Judith Miller, Secretary

BAYSIDE MANAGEMENT CORP.


Per:     /s/ Alexander Tavuchis
      -----------------------------------------------------------------
      Alexander Tavuchis

                            DEBT SETTLEMENT AGREEMENT

      THIS AGREEMENT is made as of the 9th day of January 2002

      BETWEEN:
               DELTA CAPITAL TECHNOLOGIES INC., a Delaware company having an office at B201, 1331 Homer Street, Vancouver, B.C. V6B 5M5

               (the "Company")
                                                 OF THE FIRST PART

AND:
               CHURCHILL RESOURCE GROUP INC. having an office located suite 207 - 1590 West 15th Avenue, Vancouver B.C. V6J 2K6

               (the "Creditor")
                                                 OF THE SECOND PART

WHEREAS:

A. The Company is indebted to the Creditor in the amount of US$33,651.44 (the "Debt");

B.       The Company has agreed to issue to the Creditor 336,514
         (US$33,651.44/US$0.10 per share) common shares (the "Shares") in total satisfaction of the Debt; and

C. The Creditor has agreed to accept the Shares from the Company in total satisfaction of the Debt.

         THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Agreement, the parties agree as follows:


1.00     Debt Settlement

1.01 The Company will pay and satisfy the Debt by issuing the Shares to the Creditor at a deemed price of US$0.01 per share for an aggregate amount equal to the Debt payable on January 10, 2002.

1.02 The Creditor acknowledges and agrees that all outstanding accounts have been rendered by the Creditor to the Company to the date of this Agreement and upon issuance of the Shares to the Creditor there will be no outstanding liability of the Company to the Creditor.

2.00     Headings

2.01 The headings and section references in this Agreement are for convenience of reference only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision thereof.

3.00     Governing Law

3.01 This Agreement and all matters arising hereunder shall be governed by, construed and enforced in accordance with the laws of the State of Delaware and all disputes arising under this Agreement shall be referred to, and the parties attorn to the jurisdiction of, the courts of appropriate jurisdiction in the State of Delaware.

4.00     Enurement

4.01 This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

5.00     Carrying Out Agreement

5.01 Each of the parties hereto hereby covenants and agrees to execute such further and other documents and instruments and do such other things as may be necessary to implement and carry out the intent of this Agreement.

6.00     Assignment

6.01 This Agreement shall not be assignable by the Creditor without the written consent of the Company.

7.00     Counterparts

7.01 This Agreement, or any amendment to it, may be executed in counterparts, each of which will be deemed an original agreement and all of which will together constitute one agreement.

8.00     Amendment

8.01 Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by the parties.

         IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

DELTA CAPITAL TECHNOLOGIES, INC.


Per:
         /s/ Judith Miller
       ----------------------------------------------------------------
       Judith Miller, Secretary

CHURCHILL RESOURCE GROUP  INC.


Per:     /s/ Brian Hancock
      -----------------------------------------------------------------
      Brian Hancock, President

                            DEBT SETTLEMENT AGREEMENT

THIS AGREEMENT is made as of the 9th day of January 2002

BETWEEN:
               DELTA CAPITAL TECHNOLOGIES INC., a Delaware company having an office at B201, 1331 Homer Street, Vancouver, B.C. V6B 5M5

               (the "Company")
                                                 OF THE FIRST PART

AND:
               BP EQUITY MANAGEMENT CORP., having an office located at suite 700-1006 Beach Avenue, Vancouver B.C.V6E 1T7

               (the "Creditor")
                                                 OF THE SECOND PART

WHEREAS:

A.       The Company is indebted to the Creditor in the amount of US$15,774.31
               (the "Debt");

B.       The Company has agreed to issue to the Creditor 157,743
         (US$15,774.31/US$0.10 per share) common shares (the "Shares") in total satisfaction of the Debt; and

C. The Creditor has agreed to accept the Shares from the Company in total satisfaction of the Debt.

         THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Agreement, the parties agree as follows:


1.00     Debt Settlement

1.01 The Company will pay and satisfy the Debt by issuing the Shares to the Creditor at a deemed price of US$0.01 per share for an aggregate amount equal to the Debt payable on January 10, 2002.

1.02 The Creditor acknowledges and agrees that all outstanding accounts have been rendered by the Creditor to the Company to the date of this Agreement and upon issuance of the Shares to the Creditor there will be no outstanding liability of the Company to the Creditor.

2.00     Headings

2.01 The headings and section references in this Agreement are for convenience of reference only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision thereof.

3.00     Governing Law

3.01 This Agreement and all matters arising hereunder shall be governed by, construed and enforced in accordance with the laws of the State of Delaware and all disputes arising under this Agreement shall be referred to, and the parties attorn to the jurisdiction of, the courts of appropriate jurisdiction in the State of Delaware.

4.00     Enurement

4.01 This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

5.00     Carrying Out Agreement

5.01 Each of the parties hereto hereby covenants and agrees to execute such further and other documents and instruments and do such other things as may be necessary to implement and carry out the intent of this Agreement.

6.00     Assignment

6.01 This Agreement shall not be assignable by the Creditor without the written consent of the Company.

7.00     Counterparts

7.01 This Agreement, or any amendment to it, may be executed in counterparts, each of which will be deemed an original agreement and all of which will together constitute one agreement.

8.00     Amendment

8.01 Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by the parties.


         IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

DELTA CAPITAL TECHNOLOGIES, INC.


Per:
         /s/ Judith Miller
       ----------------------------------------------------------------
       Judith Miller, Secretary

BP EQUITY MANAGEMENT CORP.


Per:     /s/ Kent Carasquero
      -----------------------------------------------------------------
      Kent Carasquero, President

                            DEBT SETTLEMENT AGREEMENT

THIS AGREEMENT is made as of the 9th day of January 2002

BETWEEN:
               DELTA CAPITAL TECHNOLOGIES INC., a Delaware company having an office at B201, 1331 Homer Street, Vancouver, B.C. V6B 5M5

               (the "Company")
                                                 OF THE FIRST PART

AND:
               JEFF YOUNG businessman having an office located 7410 - 10 Taewha Dong, Ulsan City , South Korea

               (the "Creditor")
                               O                 OF THE SECOND PART

WHEREAS:

A. The Company is indebted to the Creditor in the amount of US$2,258.06 (the "Debt");

B.       The Company has agreed to issue to the Creditor 22,580
         (US$2,258.06/US$0.10 per share) common shares (the "Shares") in total satisfaction of the Debt; and

C. The Creditor has agreed to accept the Shares from the Company in total satisfaction of the Debt.

         THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Agreement, the parties agree as follows:


1.00     Debt Settlement

1.01 The Company will pay and satisfy the Debt by issuing the Shares to the Creditor at a deemed price of US$0.01 per share for an aggregate amount equal to the Debt payable on January 10, 2002.

1.02 The Creditor acknowledges and agrees that all outstanding accounts have been rendered by the Creditor to the Company to the date of this Agreement and upon issuance of the Shares to the Creditor there will be no outstanding liability of the Company to the Creditor.

2.00     Headings

2.01 The headings and section references in this Agreement are for convenience of reference only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision thereof.

3.00     Governing Law

3.01 This Agreement and all matters arising hereunder shall be governed by, construed and enforced in accordance with the laws of the State of Delaware and all disputes arising under this Agreement shall be referred to, and the parties attorn to the jurisdiction of, the courts of appropriate jurisdiction in the State of Delaware.

4.00     Enurement

4.01 This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

5.00     Carrying Out Agreement

5.01 Each of the parties hereto hereby covenants and agrees to execute such further and other documents and instruments and do such other things as may be necessary to implement and carry out the intent of this Agreement.

6.00     Assignment

6.01 This Agreement shall not be assignable by the Creditor without the written consent of the Company.

7.00     Counterparts

7.01 This Agreement, or any amendment to it, may be executed in counterparts, each of which will be deemed an original agreement and all of which will together constitute one agreement.

8.00     Amendment

8.01 Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by the parties.

         IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

DELTA CAPITAL TECHNOLOGIES, INC.

Per:
         /s/ Judith Miller
       ----------------------------------------------------------------
       Judith Miller, Secretary



Per:     /s/ Jeff Young
      --------------------------------------------------------
      Jeff Young

                            DEBT SETTLEMENT AGREEMENT

THIS AGREEMENT is made as of the 10th day of January 2002

BETWEEN:
               DELTA CAPITAL TECHNOLOGIES INC., a Delaware company having an office at 7th Floor 1006 Beach Avenue, Vancouver, B.C. V6E 1T7

               (the "Company")
                                                 OF THE FIRST PART

AND:
               BONANZA MGMT LTD., a BC company having an office located at 1223 Pacific Drive, Delta, BC V4M 2K2

               (the "Creditor")
                                                 OF THE SECOND PART

WHEREAS:

A.       The Company is indebted to the Creditor in the amount of US$20,386.29
               (the "Debt");

B.       The Company has agreed to issue to the Creditor 200,386
         (US$20,386.29/US$0.10 per share) common shares (the "Shares") in total satisfaction of the Debt; and

C. The Creditor has agreed to accept the Shares from the Company in total satisfaction of the Debt.

THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Agreement, the parties agree as follows:


1.00     Debt Settlement

1.01 The Company will pay and satisfy the Debt by issuing the Shares to the Creditor at a deemed price of US$0.10 per share for an aggregate amount equal to the Debt payable on January 10, 2002.

1.02 The Creditor acknowledges and agrees that all outstanding accounts have been rendered by the Creditor to the Company to the date of this Agreement and upon issuance of the Shares to the Creditor there will be no outstanding liability of the Company to the Creditor.

2.00     Headings

2.01 The headings and section references in this Agreement are for convenience of reference only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision thereof.

3.00     Governing Law

3.01 This Agreement and all matters arising hereunder shall be governed by, construed and enforced in accordance with the laws of the State of Delaware and all disputes arising under this Agreement shall be referred to, and the parties attorn to the jurisdiction of, the courts of appropriate jurisdiction in the State of Delaware.-

4.00     Enurement

4.01 This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

5.00     Carrying Out Agreement

5.01 Each of the parties hereto hereby covenants and agrees to execute such further and other documents and instruments and do such other things as may be necessary to implement and carry out the intent of this Agreement.

6.00     Assignment

6.01 This Agreement shall not be assignable by the Creditor without the written consent of the Company.

7.00     Counterparts

7.01 This Agreement, or any amendment to it, may be executed in counterparts, each of which will be deemed an original agreement and all of which will together constitute one agreement.

8.00     Amendment

8.01 Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by the parties.


IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

DELTA CAPITAL TECHNOLOGIES, INC.

Per:
         /s/ Judith Miller
       ----------------------------------------------------------------
       Judith Miller, Secretary

BONANZA MGMT LTD.


Per:     /s/ Terry Butchart
      -----------------------------------------------------------------
      Terry Butchart, President

                            DEBT SETTLEMENT AGREEMENT

         THIS AGREEMENT is made as of the 10th day of January 2002

         BETWEEN:
               DELTA CAPITAL TECHNOLOGIES INC., a Delaware company having an office at B201, 1331 Homer Street, Vancouver, B.C. V6B 5M5

               (the "Company")
                                                 OF THE FIRST PART

AND:
               PETER KENT CARASQUERO businessman having an office located at 82 Shoreview Drive Winnipeg, Manitoba, R2J 3G3

               (the "Creditor")
                                                 OF THE SECOND PART

WHEREAS:

A. The Company is indebted to the Creditor in the amount of US$5000.00 (the "Debt");

B.       The Company has agreed to issue to the Creditor 50,000
         (US$5000.00/US$0.10 per share) common shares (the "Shares") in total satisfaction of the Debt; and

C. The Creditor has agreed to accept the Shares from the Company in total satisfaction of the Debt.

         THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Agreement, the parties agree as follows:


1.00     Debt Settlement

1.01 The Company will pay and satisfy the Debt by issuing the Shares to the Creditor at a deemed price of US$0.01 per share for an aggregate amount equal to the Debt payable on January 10, 2002.

1.02 The Creditor acknowledges and agrees that all outstanding accounts have been rendered by the Creditor to the Company to the date of this Agreement and upon issuance of the Shares to the Creditor there will be no outstanding liability of the Company to the Creditor.

2.00     Headings

2.01 The headings and section references in this Agreement are for convenience of reference only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision thereof.

3.00     Governing Law

3.01 This Agreement and all matters arising hereunder shall be governed by, construed and enforced in accordance with the laws of the State of Delaware and all disputes arising under this Agreement shall be referred to, and the parties attorn to the jurisdiction of, the courts of appropriate jurisdiction in the State of Delaware.

4.00     Enurement

4.01 This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

5.00     Carrying Out Agreement

5.01 Each of the parties hereto hereby covenants and agrees to execute such further and other documents and instruments and do such other things as may be necessary to implement and carry out the intent of this Agreement.

6.00     Assignment

6.01 This Agreement shall not be assignable by the Creditor without the written consent of the Company.

7.00     Counterparts

7.01 This Agreement, or any amendment to it, may be executed in counterparts, each of which will be deemed an original agreement and all of which will together constitute one agreement.

8.00     Amendment

8.01 Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by the parties.

         IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

DELTA CAPITAL TECHNOLOGIES, INC.


Per:
         /s/ Judith Miller
       ----------------------------------------------------------------
       Judith Miller, Secretary


Per:     /s/ Peter Kent Carasquero
      -----------------------------------------------
      Peter Kent Carasquero

                            DEBT SETTLEMENT AGREEMENT

THIS AGREEMENT is made as of the 9th day of January 2002

BETWEEN:
               DELTA CAPITAL TECHNOLOGIES INC., a Delaware company having an office at B201, 1331 Homer Street, Vancouver, B.C. V6B 5M5

               (the "Company")
                                                 OF THE FIRST PART

AND:
               HOSPITALITY FINANCIAL SERVICES LTD. having an office located at 1057 East 21st Avenue Vancouver, B.C. V5V 1S6

               (the "Creditor")
                                                 OF THE SECOND PART

WHEREAS:

A. The Company is indebted to the Creditor in the amount of US$20,129.09 (the "Debt");

B.       The Company has agreed to issue to the Creditor 201,290
         (US$20,129.09/US$0.10 per share) common shares(the "Shares") in total satisfaction of the Debt; and

C. The Creditor has agreed to accept the Shares from the Company in total satisfaction of the Debt.

         THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth in this Agreement, the parties agree as follows:


1.00     Debt Settlement

1.01 The Company will pay and satisfy the Debt by issuing the Shares to the Creditor at a deemed price of US$0.01 per share for an aggregate amount equal to the Debt payable on January 10, 2002.

1.02 The Creditor acknowledges and agrees that all outstanding accounts have been rendered by the Creditor to the Company to the date of this Agreement and upon issuance of the Shares to the Creditor there will be no outstanding liability of the Company to the Creditor.

2.00     Headings

2.01 The headings and section references in this Agreement are for convenience of reference only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision thereof.

3.00     Governing Law

3.01 This Agreement and all matters arising hereunder shall be governed by, construed and enforced in accordance with the laws of the State of Delaware and all disputes arising under this Agreement shall be referred to, and the parties attorn to the jurisdiction of, the courts of appropriate jurisdiction in the State of Delaware.

4.00     Enurement

4.01 This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

5.00     Carrying Out Agreement

5.01 Each of the parties hereto hereby covenants and agrees to execute such further and other documents and instruments and do such other things as may be necessary to implement and carry out the intent of this Agreement.

6.00     Assignment

6.01 This Agreement shall not be assignable by the Creditor without the written consent of the Company.

7.00     Counterparts

7.01 This Agreement, or any amendment to it, may be executed in counterparts, each of which will be deemed an original agreement and all of which will together constitute one agreement.

8.00     Amendment

8.01 Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by the parties.

         IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.

DELTA CAPITAL TECHNOLOGIES, INC.

Per:
         /s/ Judith Miller
       ----------------------------------------------------------------
       Judith Miller, Secretary


HOSPITALITY FINANCIAL SERVICES LTD.

Per:     /s/
      -----------------------------------------------

                                  FEE AGREEMENT


   This FEE AGREEMENT (the "Agreement") is between Delta Capital Technologies, Inc., (herein after the "Client" or the "Company") having an address at B201-1331 Homer Street, Vancouver, B.C., Canada V6B 5M5, and Kent Carasquero ("Carasquero") whose address is 1057 East 21st Avenue Vancouver, B.C.V6E 1T7

      Carasquero has agreed to provide necessary, non-promotional, services to Client with respect to the day-to-day operation of the Company.

      To protect both of the parties and to comply with professional obligations, we have already discussed with each other and resolved any potential conflicts of interest with present or former clients. The services that Carasquero provides are in accordance with the following terms and conditions:

      1.          Services to be Rendered

      Client has retained Carasquero for the purpose of assisting the Company in the conduct of its business, including its day-to-day operations. It is contemplated that the services to be rendered by Carasquero will include, but not necessarily be limited to:

         1.       Management of Accounts Receivable
         2.       Management of Accounts Payable
         3.       Liaison with Company creditors
         4.       Liaison with Company Accountants
         5.       Liaison with Company Lawyers
         6.       Liaison with Transfer Agent
         7.       Interfacing with Company directors and officers

It is understood that the services to be provided by Carasquero, as agreed to by the parties pursuant to this agreement, shall include, but not be limited to, non-promotional services necessary to assure compliance by the Company with the provisions of the 1933 and 1934 Act, and regulations adopted pursuant thereto. Carasquero shall have no responsibility for the accuracy of the substantive representations or representations of fact which are or may be included in documents filed with the Securities and Exchange Commission.

The Company shall be solely responsible for the substantive content of any SEC filings and the truthfulness of all statements made therein. Carasquero's services shall be to assist the Company in gathering the information, which may be necessary to complete the filing and formatting the information provided by the Client so that it is presented in compliance with the rules and regulations adopted by the SEC.

2.       Fees

Fees charged herein are based upon the reasonable value of Carasquero's services as heretofore agreed to by the parties. Fees are based on the rates normally charged by Carasquero. Carasquero's normal fee is Two Thousand Five Hundred Dollars ($2,500.00) per month which sum may be payable by the issuance by the company of that number of the $0.001 par value common stock equal to the fee amount at a deemed price equal to the average bid price of the Companies shares for the last 5 trading days of the billing period. It is anticipated that Client and Carasquero may agree on fixed fees for special projects from time to time. The fixed fee arrangements for special projects will be agreed to in writing from time to time.

Client further understands that during the course of Carasquero's engagement, it may be necessary or advisable for Carasquero to delegate various portions of this matter to others and Client agrees to such delegation of tasks, and the payment of the cost thereof, as Carasquero may believe is advisable or necessary.

Services performed subsequent to the signing of this agreement will be billed at normal billing rates as set forth herein.

Carasquero, has not been engaged to perform, nor will Carasquero agree to perform any Investor Relations or Promotional services in connection with the services to be provided to the Company. It is mutually understood and agreed that any fees for services that are in connection with a capital raising transaction shall be paid in cash.

3. Costs and Expenses

Client understands that in the course of any subsequent representation, it may be necessary for Carasquero to incur certain costs or expenses. Client will reimburse Carasquero for certain costs or expenses actually incurred and reasonably necessary for completing the assigned matter, as long as the charges for costs and expenses are competitive with other sources of the same products or services. More particularly, Client will reimburse Carasquero in accordance with the following guidelines:

      A.          Computer-Related Expenses. Client will
                  reimburse Carasquero for computerized research and research services. However, any charges over $500 will require prior approval. Client also encourages Carasquero to utilize computer services that will enable Carasquero to more efficiently manage the project.

      B. Travel. Client will reimburse Carasquero for expenses in connection with out of town travel.
                  However, Client will only reimburse for economy class travel and, where necessary, for the reasonable cost of a rental car. All related travel expenses, i.e., lodging and meals, must be reasonable under the circumstances.

      C.          Filing Fees & Court Costs. Client will
                  reimburse Carasquero for expenses incurred in connection with filing fees and court costs, if any, but will not be responsible for sanctions or penalties imposed due to the conduct of Carasquero.
4. Billing

Client shall have the option of paying subsequent billing by issuing sufficient free trading shares to Carasquero which when sold will satisfy the amount owed. Carasquero has not been engaged to perform, nor will Carasquero agree to perform any services in connection with a capital raising transaction in exchange for shares. It is mutually understood and agreed that any fees for services that are in connection with a capital raising transaction shall be paid in cash.

Registration of Client Shares

No later than ten (10) days following the date hereof as to the Fee Shares and the Option, Client will cause such shares to be registered with the Securities and Exchange Commission under a Form S-8 or other applicable registration statement, and it shall cause such registration statement to remain effective at all time while Carasquero holds such shares. At Carasquero's election, such shares may be issued prior to registration in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933 (the "33 Act"), Regulation D of the '33 Act, and applicable state securities laws.

5. Involvement of Client

Client expects to be kept closely involved with the progress of Carasquero's services in this matter. Carasquero will keep Client informed of all material developments in this matter, and, in the case of litigation or administrative proceedings will provide sufficient notice to enable a representative to attend meetings, conferences, hearings and other proceedings. A copy of all correspondence in the course of Carasquero's services will be forwarded to Client.

There may be times when Carasquero will need to obtain information from Client. All requests for access to documents, employees, or other information shall be granted without unreasonable delay. At the conclusion of this matter, all documents obtained shall be returned upon request.

6. Waiver of Certain Conflicts.

Because Carasquero's representation is limited in scope, Client has agreed that, subject to conditions described below, Carasquero may represent, now and in the future, other persons and entities. In particular, Client has agreed that while Carasquero is representing Client in active pending matters, he may represent other clients in any matter adverse to Client (or Client's affiliates), provided that the matters (a) are not substantially related to active matters Carasquero is working on for Client, (b) do not involve situations where Carasquero has obtained confidential information from Client that is material to the new matter(s), and (c) do not involve litigation against Client. In addition, if Carasquero's representation of Client is terminated, he may thereafter represent others with interests adverse to Client's interests (even in litigation), provided that the representation does not involve confidential information Carasquero has obtained from Client that is material to those matters. By executing this Agreement Client is confirming the above and agreeing to waive any conflict of interest that arises in such situations.

7. Termination

Client shall have the right to terminate Carasquero's engagement by written notice at any time. Carasquero has the same right to terminate this engagement, subject to an obligation to give Client reasonable notice to permit it to obtain alternative representation or services and subject to applicable ethical provisions. Carasquero will be expected to provide reasonable assistance in effecting a transfer of responsibilities to the new firm.

8.        Records and Files Retention.

All records and files will be retained and disposed of in compliance with

Carasquero's policy in effect from time-to- time. Subject to future changes, it is Carasquero's current policy not to retain records relating to a matter for more than three (3) years from the date the matter is opened. Upon your prior written request, I will return records to you prior to their destruction. It is not administratively feasible to advise you of the closing of a matter or the disposal of records. It is recommended, therefore, that you maintain your own files for reference at the conclusion of this matter. If you have any questions concerning records retention policies, please contact Carasquero.

9. No Guarantee of Success.

It is impossible to provide any promise or guarantee about the outcome of Client's matter. Nothing in this Agreement or any statements by Carasquero or his assistants in dealing with the Client's matters constitute a promise or guarantee. Any comments about the outcome of the Client's matters are expressions of opinion only.

10.      Carasquero's Fees.

This Agreement is governed by the laws of British Columbia and sets forth the entire agreement between the parties for rendering of the services, including professional services, which may occur pursuant to the terms of this agreement. All prior agreements or understandings of the parties have been and are merged herein. This agreement can be amended or modified only in writing. Each party signing below is jointly and severally responsible for all obligations due to Carasquero and represents that each has full authority to execute this Agreement so that it is binding. This Agreement my be signed in one or more counterparts and binds each party signing it whether or not any other proposed signatory ever executes it. If any provision of this Agreement or the application thereof is held invalid or unenforceable, the invalidity or unenforceability shall not affect other provisions or applications, and to this end the provisions of this Agreement are declared to be severable.

                                    "Client"
                                Delta Capital Technologies, Inc.

                                        Dated: December 1, 2001
                                                                By:
                                               Secretary
                                Name:_/s/________________________
                                Title: Secretary

                                        Dated: December 1, 2001

                                Name: /s/ Kent Carasquero
                          -----------------------------
                                 Kent Carasquero

       STOCK PURCHASE AND SALE AGREEMENT STOCK PURCHASE AND SALE AGREEMENT

 THIS STOCK PURCHASE AND SALE AGREEMENT (this "Agreement"), dated effective as of March 8, 2002 is by and among, Interglobe Investigation Services Inc., a British Columbia corporation ("Interglobe "), the shareholders of Interglobe who have executed this Agreement as Shareholders ("Shareholders") and Homelands Security Inc., a Nevada corporation ("Homelands").

   RECITALS
A. Interglobe is a privately held, non-reporting corporation with its principal operations located in Vancouver, British Columbia, Canada.


 B. Homelands is a wholly owned non-reporting subsidiary of Delta Capital Technologies, Inc a publicly held, reporting corporation, with its principal operations located in Vancouver, British Columbia, Canada.

 C. Shareholders desire to sell and Homelands desires to purchase all of the outstanding shares of Interglobe pursuant to the terms and conditions of this Agreement.

AGREEMENT

         In consideration of the foregoing recitals and the mutual promises contained herein, Homelands, Interglobe and the Shareholders hereby agree as follows:

1.       Purchase and Sale of Shares.
         ---------------------------

         1.1 Property Subject to the terms and conditions of this Agreement, Shareholders agree to sell and assign to Homelands on the Closing Date (as defined below), free and clear of all mortgages, security interests, liens, pledges, adverse claims and other encumbrances, (a) all of the outstanding shares of stock of Interglobe as set forth on Exhibit A attached hereto (collectively, the "Shares"). In exchange for the Shares, Homelands agrees to issue 950,000 shares of Homelands common stock to the Shareholders on the Closing Date pro rata in accordance with their respective holdings of the shares on the date hereof.

         2.       Closing Date; Delivery.
                  ----------------------

 2.1 Closing Date. ------------ The closing of the purchase and sale of the Shares (the "Closing") will be held at theoffices of Homelands, at 10:00 a.m. on April 15, 2002, or at such earlier date as may be agreed in writing by Interglobe , Shareholders and Homelands (the "Closing Date").

 2.2 Deliveries at Closing.
     ---------------------
                  (a) Deliveries of Shareholders to Homelands. At the Closing, if the conditions precedent set forth in Section 5.2 are fulfilled in reasonable satisfaction, Shareholders will deliver to Homelands (1) stock certificates or other documents of title representing all of the shares of stock held of record or beneficially owned in Interglobe on the Closing Date, duly endorsed by the Shareholders for transfer to Homelands. Shareholders and Interglobe will also deliver such other documents and instruments as Homelands may reasonably request to confirm that the Shareholders and Interglobe have performed all of their obligations and fulfilled all of the conditions of this Agreement.

                  (b) Deliveries of Homelands to Shareholders. At the Closing, if the conditions precedent set forth in Section 5.1 are fulfilled in reasonable satisfaction, Homelands will deliver to the Shareholders stock certificates representing 950,000 shares of Homelands's Common Stock, par value $0.001 issued in the respective names of the Shareholders. Homelands will also deliver such other documents and instruments as the Shareholders may reasonably request to confirm that Homelands has performed all of its obligations and fulfilled all of the conditions of this Agreement.

3.       Representations and Warranties of Interglobe .
   Shareholders and Interglobe  hereby represent and warrant to Homelands that:

3.1 Organization, Standing and Authority of Interglobe .

                  (a) Organization. Interglobe is a corporation duly organized and validly existing under the laws of the Province of British Columbia and is in good standing as a domestic corporation under the laws of said Province.

                  (b) Charter Documents. Interglobe has furnished counsel for Homelands with true and complete copies of its Articles of Incorporation, as amended to date, and its Bylaws as currently in effect.

                  (c) Corporate Power. Interglobe has all requisite corporate power to enter into this Agreement and to carry out and perform its obligations hereunder.

                  (d) Authorization for Agreement. The execution and performance of this Agreement by Interglobe has been duly authorized by its Board of Directors. Upon execution and delivery of this Agreement on behalf of Interglobe , this Agreement will constitute the valid and legally binding obligation of Interglobe , enforceable in accordance with its terms and conditions. The execution, delivery and performance of this Agreement and compliance with the provisions hereof by Interglobe does not and will not conflict with, or result in a breach or violation of the terms, conditions or provisions of, or constitute a default under, or result in the creation or imposition of any lien pursuant to the terms of, Interglobe 's Articles of Incorporation, as amended, Interglobe 's current Bylaws, or any statute, law, rule or regulation or any order, judgment, decree, indenture, mortgage lease or other agreement or instrument to which Interglobe is subject.

                  (e) Financial Statements. The unaudited financial statements of Interglobe as of December 31, 2001, are attached hereto as Exhibit B (the "Financial Statements"). The Financial Statements present fairly the financial condition of Interglobe as of the periods covered in conformity with generally accepted accounting principles applied on a basis consistent with preceding periods.

                  (f) Material Changes. Since December 31, 2001, there have been no material adverse changes in the financial condition of Interglobe from that shown on the Financial Statements as of such date except to the extent that Interglobe has entered into a loan agreement in an amount of $105,000 CDN attached hereto as Exhibit C (the "Loan Agreement").

3.2 Financial and Operating Status of Interglobe .
   ---------------------------------------------

                  (a) Tax Returns. Interglobe has duly filed all federal, provincial and local tax returns required to be filed by it, and all taxes, assessments and penalties set forth in such returns have been timely and fully paid or adequately reserved against in the Financial Statements. None of Interglobe 's tax returns have ever been audited by any governmental taxing authority.

                  (b) Contracts and Commitments. Interglobe has no written or oral contracts or commitments involving any obligation, consideration or expenditure, outside the purchase of normal inventory items in quantities in accordance with previous practices except as set forth in the Schedule of Disclosures attached hereto as Exhibit D. Interglobe has delivered to Homelands's counsel true, complete and correct copies of all such contracts and commitments, together with all amendments thereto, all of which are listed on the Schedule of Disclosures, and all such contracts are in full force and effect in the form delivered. Interglobe has set forth in the Schedule of Disclosures (i) all insurance policies in force on the date hereof; (ii) the names and locations of all banks and other depositories in which it has accounts or safe deposit boxes and the names of persons authorized to sign checks, drafts or other instruments drawn thereon or to have access thereof; (iii) all mortgages, promissory notes, deeds of trust, loan or credit agreements or similar agreements, or modifications thereof, to which it is a party and all amounts thereof; and (iv) all accounts receivable of Interglobe as of December 31, 2001 and as reflected in the Financial Statements(v) all security licenses.

                  (c) Employees. Interglobe does not have any collective bargaining agreements with any of its employees. Interglobe is not a party to any contract with any of its employees, consultants, advisors, sales representatives, distributors or customers that is not terminable by Interglobe without liability, penalty or premium on 30 days' notice, except as otherwise set forth in the Schedule of Disclosures.

                  (d) Benefits. Interglobe does not have any health, dental, pension, retirement, or other benefit programs for its employees or in which its employees participate, except as set forth in the Schedule of Disclosures.

                  (e) Inventory. All inventory of Interglobe is saleable and in good condition, the value of which as of December 31, 2001 has been written down or reserved to amounts not in excess of realizable market value.

                  (f) Equipment. All equipment of Interglobe is in good order and repair except minor defects which do not materially interfere with the continued use of such equipment.

                  (g) Litigation. There is no action, proceeding or investigation pending or, to the knowledge of Interglobe , threatened against Interglobe , or any of Interglobe 's property or assets which might result in any material and adverse change in the property, assets or financial condition of Interglobe , nor, to the knowledge of Interglobe , is there any basis for any such action, proceeding or investigation. To the best knowledge of Interglobe it is in compliance in all material respects with all laws and regulations applicable to it, its properties and businesses.

4. Representations and Warranties of Homelands. Homelands hereby represents and warrants to Interglobe and the Shareholders that the matters set forth in the following subsections of this Section 4 are true and correct.

4.1      Corporate Organization

                  (a) Organization. Homelands is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada.

                  (b) Financial Statements. The Annual report under
                  Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, which includes the audited consolidated financial statements of Homelands parent company, Delta Capital Technologies, Inc. are attached hereto as Exhibit E (the "Delta Capital Technologies, Inc. Financial Statements"). The Delta Capital Technologies, Inc. Financial Statements present fairly the financial condition of Homelands parent company as of the periods covered in conformity with generally accepted accounting principles applied on a basis consistent with preceding periods.

                  (c) Material Changes. Since the last quarterly Homelands Financial Statements, there have been no material changes in the financial condition of Homelands from that shown on the Homelands Financial Statements as of such date.

                  (d) Reporting Status. Homelands is not public or a reporting company under Section 13 or 15(d) of the Securities Exchange Act of 1934. None of the information contained in any of the reports filed by Homelands pursuant to Section 13 of such statute contains any misstatement of a material fact or omits any information required to make the information contained therein not materially misleading.

                  4.2 Due Execution and Enforceability. The execution, delivery and performance of this Agreement and the other agreements between the parties hereto referred to herein by and on behalf of Homelands have been duly and validly authorized by the Homelands Board of Directors.

5.       Conditions to Closing.
         ---------------------

                 5.1 Conditions to Obligations of Homelands.
                     --------------------------------------
                  The obligations of Homelands to purchase the Shares at the Closing and to consummate any other transaction contemplated by this Agreement are subject to the fulfillment to Homelands's satisfaction on or prior to the Closing date of the following conditions, any of which may be waived in whole or in part by Homelands.

                  (a) Representation and Warranties True at Closing. The representations and warranties made by the Shareholders and Interglobe in Section 3 above shall be true and correct in all material respects on and as of the Closing Date with the same force and effect as if they had been made and given on and as of the Closing Date, and the Shareholders and Interglobe shall have performed and complied with all agreements and obligations to be performed by it under this Agreement on or prior to the Closing.

                  (b) Authorization. Interglobe shall have obtained all Board of Directors approval necessary to authorize its participation in the transaction described in this Agreement.

                  (c) No Adverse Change. Prior to the Closing there shall not have occurred any loss or destruction of any material part of the assets of Interglobe or any material and adverse change in the financial condition, properties, business or operation of Interglobe from that shown in the Financial Statements.

                  (d) Documents and Instruments Satisfactory. All documents and instruments to be provided by Interglobe and the Shareholders in connection with the transactions contemplated by this Agreement must be satisfactory in form and substance to counsel for Homelands.

5.2 Conditions to Obligations of Interglobe and Its Shareholders The obligations of the Shareholders and Interglobe to consummate this Agreement and carry out and perform their obligations hereunder are subject to the satisfaction of all of the following conditions unless waived by Shareholders.

                  (a) Representations and Warranties True at Closing. The representations and warranties made by Homelands in this Agreement shall be true and correct in all material respects on and as of the Closing Date with the same force and effect as if they had been made and given on as of the Closing Date. Homelands shall have performed and complied in all material respects with all agreements and obligations to be performed by it under this Agreement on or before the Closing Date.

                  (b)      Authorization.
                  Homelands shall have obtained all Board of Directors approval necessary to authorize its participation in the transaction described in this agreement.

                  (c)         No Adverse Change.
                  Prior to the Closing there shall not have occurred any material and adverse change in the financial condition, properties, business or operations of Homelands since the date of this Agreement.

                  (e)         Documents and Instruments Satisfactory.
                  All documents and instruments to be provided by Homelands in connection with the transactions contemplated by this Agreement must be satisfactory in form and substance to counsel for Shareholders and Interglobe .

                  (f) Due Diligence Satisfactory. Shareholders and Interglobe have received all of the information reasonably requested by them from Homelands in connection with this transaction, and, based on its due diligence investigation, are satisfied with the financial and operating condition of Homelands.

6.       Covenants and Agreements of Interglobe .
         ---------------------------------------

6.1 Access to Information. From and after the date of this Agreement and until the Closing, Shareholders agree that the authorized representatives of Homelands shall have access during normal business hours to the properties, facilities, books, records, contracts and documents of Interglobe and Interglobe shall furnish or cause to be furnished to the authorized representatives of Homelands copies of all documents and all information with respect to the affairs and businesses of Interglobe that Homelands's representatives may reasonably request. Homelands shall keep all such information confidential and shall not use the same for any purpose or disclose the same to any other person or entity pending the consummation of the transactions contemplated hereby.

6.2 Conduct of Business Pending the Closing. Unless expressly consented to by Homelands or otherwise permitted or required under this Agreement, from and after the date of this Agreement and until the Closing or the termination or abandonment of this Agreement as provided herein:

         (a) Business in the Ordinary Course. Interglobe will (i) conduct its business only in the ordinary course in the same manner as before date of this Agreement, (ii) will not institute any unusual or novel methods of manufacture, purchase, sale, lease, service, accounting or operation, (iii) will not grant any increase in the rate of pay or other benefits or compensation of any officers or employees, and (iv) will not enter into, amend or terminate any contract or commitment not in the usual and ordinary course of business and consistent with Interglobe 's past practice.

          (b) Indebtedness. Interglobe will not (i) incur or assume or guarantee any indebtedness other than indebtedness incurred in the usual and ordinary course of business for goods or services or pursuant to existing commitments or agreements previously disclosed in writing to Homelands under this Agreement, or
(ii) enter into, execute or deliver any agreement or writing to the release or settlement of claims, except as otherwise provided by this Agreement.

          (c) Corporate Structure. Interglobe will not (i) amend its articles of incorporation or bylaws or change its officers or directors or (ii) issue any additional capital stock or other securities or grant any warrants, options or rights to purchase or acquire any capital stock or other securities of Interglobe , or (iii) merge or consolidate with any other corporation or acquire all or substantially all of the stock, business or assets of any other person or entity or sell, assign or transfer substantially all of its assets or outstanding securities to any other person or entity.

          (d) Dividends and Capital Stock. Interglobe will not (i) declare or pay any dividend or make any stock split or stock dividend or other distribution with respect to its capital stock, or (ii) directly or indirectly redeem, purchase or otherwise acquire for value any of its capital stock.

          (e) Banking Relationships. No change will be made affecting Interglobe 's banking relationships and Interglobe shall open no new bank or other deposit accounts.

          (f) Insurance. Interglobe will maintain in full force and effect all policies of insurance now in effect and will give all notices and present all claims under all policies in a timely fashion.

          (g)     Licenses:   Interglobe will maintain in full force and
                  effect all related security licenses now in effect.


7.       Covenants and Agreements of Homelands.
         -------------------------------------

      7.1 Homelands shall not, nor shall it cause, permit or suffer Interglobe to, in each case without the prior majority consent of the shareholders of Homelands:

      7.1.2 elect as directors of Interglobe any more than three individuals, one of whom shall be Phillip Moriarty or persons designated by him or remove any such directors so elected,

      7.2.2 sell, hypothecate, liquidate or otherwise dispose of all or any significant portion of the assets of Interglobe or any interest therein;

      7.2.3 merge or consolidate Interglobe with any other person or entity or enter into any plan or agreement with respect thereto;

      7.2.4 enter into any agreement between Interglobe and Homelands, or between Interglobe and any person or entity controlled by Homelands, any person or entity controlling Homelands or any person or entity under common control with Homelands (any person or entity controlling, controlled by or under common control with Homelands is referenced herein as a "Homelands Affiliate");

      7.2.5 issue any shares of the capital stock of Interglobe or any shares or other securities convertible into or exchangeable or exercisable for such shares of capital stock except to the extent contemplated by Section 7.6 hereof and except to the extent such shares or other securities are issued in connection with a public distribution thereof in a transaction or series of transactions approved by the Board of Directors of Interglobe ;

      7.2.7 incur any indebtedness of Interglobe for borrowed money, either directly or as guarantor of any obligations of Homelands or any Homelands Affiliate;

      7.2.8 adopt any plan or petition any court or governmental agency for the dissolution of Interglobe ; or

      7.2.9 take any action of Interglobe or permit or suffer the occurrence of any action of Interglobe that is otherwise within the prerogatives of the Board of Directors of a corporation organized under the laws of the Province of British Columbia.

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

      8.2 Governing Law; Severability. This Agreement will be governed by and construed in accordance with the laws of the State of Nevada. If any provision of this Agreement is found to be invalid, illegal or unenforceable in any respect, such provision will be enforced to the maximum extent possible and the remaining provisions of this Agreement will continue unaffected.

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

      8.4 Entire Agreement; Modifications. This Agreement, together with the exhibits and schedules attached hereto, each of which is incorporated herein by this reference, constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes in its entirety all prior and contemporaneous agreements, understandings, negotiations and discussions between the parties (specifically including without limitation the letter of intent dated February 28, 2002 and executed by Homelands and Interglobe in connection with this Agreement), whether oral or written, with respect to the subject matter of this Agreement. No supplement, modification or amendment to this Agreement will be binding unless executed in writing by Interglobe, Shareholders and Homelands.

      8.5 Notices. All notices and other communications required or permitted under this Agreement will be in writing and may be hand delivered, mailed by first-class mail, postage prepaid, or sent via facsimile. Unless otherwise agreed to in writing by the parties, such notices and other communications shall be addressed as follows:



  If  to Homelands:

         Darwyn Ross, Director
         Homelands Security, Inc.
         1403 East, 900 South
         Salt Lake City
         Utah, 84105

         If to Interglobe :

         Philip Moriarty, President
         Interglobe Investigation Services Inc.

         Interglobe Investigation Services, Inc.
         708-1155 West Pender Street
         Vancouver, B.C.
         V6E 2P4

      8.6 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one instrument.

      8.7 Headings; References. Headings used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

      8.8 Expenses. Homelands shall timely pay all of the fees and expenses, including, without limitation, the fees and expenses of counsel and accountants incurred by itself in the negotiation, preparation and execution of this Agreement and in the consummation of the transactions contemplated hereby.


  IN WITNESS WHEREOF, the parties have executed this Agreement on the dates set forth below, to be effective for all purposes as of the date first written above.

Interglobe Investigation Services, Inc., a   Homelands Security, Inc., a Nevada
         British Columbia corporation                               corporation


         By:___s/s/ Philip Moriary          By:__/s/ Darwyn Ross
                    ---------------                  -----------
                  Philip Moriarty, President         Darwyn Ross