Form 10QSB
period 2002-06-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2002-09-20
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                         Yes  XX                    No
                             ----                      -----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 20, 2002 was 4,321,369

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  PLAN OF OPERATION....................................................5


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................7

ITEM 5.  OTHER INFORMATION....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................7

SIGNATURES....................................................................8

CERTIFICATIONS. . . . . . . . . . . . . . . ....... . . . . . . . . . . . . ..8

INDEX TO EXHIBITS.............................................................9












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 7 and are incorporated herein by this reference.


FORWARD-LOOKING STATEMENTS

Statements  in this  report,  to the  extent  they are not  based on  historical events, constitute forward looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. We used herein, such statements may us words such as "may", "will", "expect", "believe", "plan" and similar terminology. These statements reflect managements current expectations regarding future events and operating performance and speak only as of the date hereof. Investors are cautioned that forward -looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward -looking statements, include changes in international, national and local business and economic condition, competition, changes in interest rates, actions by competitors, actions by government authorities, uncertainties associated with legal proceedings, technological development, future decisions by management in response to changing conditions and misjudgements in the course of preparing forward-looking statements. The foregoing list of factors is not exhaustive.

                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE


Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statements of Changes in Stockholders' Equity...............................F-4

Statements of Cash Flows....................................................F-5

Notes to Unaudited Financial Statements.................................F-6-F-7

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                               June 30, 2002       December 31,
                                                               (Unaudited)            2001
                                                               ============      ==============
ASSETS
Current assets
     Cash                                                      $     20,432      $          452
     Accounts receivable                                              3,216                   -
     Deposits                                                         3,268               3,268
     Loans receivable                                                 8,065                   -
                                                               ------------      --------------
              Total Current Assets                                   34,981               3,720
     Fixed Assets, net of accumulated depreciation                   23,655                   -
                                                               $     58,636      $        3,720
                                                               ============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable                                            $    307,242      $      290,183
   Notes payable, due on demand                                      20,000              20,000
   Advances                                                         153,624             111,513
   Advances from shareholders                                         1,000              20,774
   Deposits                                                           2,500                   -
                                                               ------------      --------------
Total current liabilities                                           484,366             442,470
Minority interest                                                         -                   -

Stockholder's Equity (Deficit)
  Common stock, $.001 par value, 25,000,000 shares
authorized; 3,603,809 and 722,257 issued and outstanding at
June 30, 2002 and December 31, 2001 respectively.                     3,604                 722
   Additional paid-in capital                                     6,943,963           6,657,422
   Deficit accumulated during the development stage             (7,373,297)         (7,096,914)

                                                                  (425,730)           (438,750)
                                                               $     58,636      $        3,720
                                                               ============      ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three and Six Months Ended June 30, 2002
               and 2001 and the Period from March 4, 1998 (Date of
                         Incorporation) to June 30, 2002
                                   (Unaudited)

                                            Cumulative
                                            during the         Three Months Ended              Six Months Ended
                                            Development      June 30        June 30          June 30      June 30
                                               Stage           2002          2001             2002         2001
                                          ------------    ------------- -------------    -------------  -------------

Revenue                                   $    615,112    $      22,204         8,306    $      22,204          8,306

Expenses
       General and administrative          (2,053,412)         (65,941)     (307,873)        (204,928)      (370,563)
       Goodwill amortization                 (209,457)                -      (33,814)                -       (33,814)
       Investment amortization               (902,777)                -             -                -              -
       License agreement                                                                                            -
       amortization                           (12,199)                -             -                -              -
       Interest expense                       (50,514)                -       (3,686)                -        (3,686)
       Write off of Investment             (4,666,391)                -             -                -              -
       Depreciation                            (1,432)          (1,432)             -          (1,432)              -
       Goodwill impairment                    (92,227)         (92,227)             -         (92,227)              -

                                          ------------    ------------- -------------    -------------  -------------
       Total expenses                      (7,988,409)        (159,600)     (345,373)        (298,587)      (408,063)
                                          ------------    ------------- -------------    -------------  -------------
       Loss before minority
       interest                            (7,373,297)        (137,396)     (337,067)        (276,383)      (399,757)
       Minority interest in
       subsidiary loss                               -                -             -                -              -
        et loss
       N                                  $(7,373,297)    $   (137,396)     (337,067)    $   (276,383)      (399,757)
                                          ============    ============= =============    =============  =============


Basic and diluted loss per share          $    (11.23)    $      (0.05)        (0.67)    $      (0.11)         (0.80)
                                          ============    ============= =============    =============  =============





    The accompanying notes are an integral part of these financial statements

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY For the period from March 4,
                  1998 (Date of Incorporation) to June 30, 2002

                                                           Common Stock         Additional Paid-  Accumulated
                                                      Shares          Amount      in Capital        Deficit        Total
                                                   --------------   -----------   -----------   ------------   -------------

Balance, March 4, 1998                                          -             -             -              -               -

Issuance of stock for services (Mar. 1998)                800,000           800         (593)              -             207
Issuance of stock for cash (Jun. 1998)                  8,000,000         8,000        52,000              -          60,000
Net loss for the period                                         -             -                     (39,281)        (39,281)
-------------------------------------------------- --------------   -----------   -----------   ------------   -------------
Balance, December 31, 1998                              8,800,000         8,800        51,407       (39,281)          20,926

Issuance of stock (Sept. 1999)                          5,300,000         5,300     2,496,692              -       2,501,992
Cancellation of stock (Dec. 1999)                       (300,000)         (300)       (1,692)              -         (1,992)
Net loss for the period                                         -             -             -      (652,472)       (652,472)
-------------------------------------------------- --------------   -----------   -----------   ------------   -------------
Balance, December 31, 1999                             13,800,000        13,800     2,546,407      (691,753)       1,868,454

Issuance of stock in exchange for Matridigm Corp.
   (Jan. 2002)                                            500,000           500       999,500              -       1,000,000
Issuance of stock for cash (Feb. 2000)                     26,000            26        51,974              -          52,000
Issuance of stock for cash (Mar. 2000)                    200,000           200       341,800              -         342,000
Issuance of stock for cash (Mar. 2000)                     62,500            62       124,938              -         125,000
Issuance of stock for cash (May 2000)                     226,000           226       451,774              -         452,000
Issuance of stock for payment of debt (Jun. 2000)         136,754           137       410,125              -         410,262
Issuance of stock for cash (Jul. 2000)                    500,000           500       499,500              -         500,000
Issuance of stock for services (Aug. 2000)                350,000           350       304,650              -         305,000
Issuance of stock for payment of debt (Nov. 2000)       6,925,250         6,925       339,337              -         346,262
Cancellation of stock (Dec. 2000)                     (5,000,000)       (5,000)         5,000              -               -
Three-for-one stock split                              35,453,008        35,453      (35,453)              -               -
Net loss for the year                                           -             -             -    (5,725,368)     (5,725,368)
-------------------------------------------------- --------------   -----------   -----------   ------------   -------------
Balance, December 31, 2000                             53,179,512        53,179     6,039,552    (6,417,121)       (324,390)

Issuance of stock for services (Feb. 2001)                300,000           300        10,200              -          10,500
Issuance of stock for services (Mar. 2001)                600,000           600        20,400              -          21,000
Issuance of stock for payment of debt (Mar. 2001)         355,315           356        17,410              -          17,766
Cash from exercise of stock options (Mar. 2001)           600,000           600           900              -           1,500
Issuance of stock in exchange for Union Members
 Discount                                               1,000,000         1,000        49,000              -          50,000
Network, LTD (May 2001)
Issuance of stock for services (May 2001)               1,266,667         1,267        74,733              -          76,000
Issuance of stock for services (Jun. 2001)              3,133,333         3,133       126,867              -         130,000
Issuance of stock for payment of debt (Jun. 2001)       1,200,000         1,200        34,800              -          36,000
Issuance of stock for services (Jul. 2001)                200,000           200         5,600              -           5,800
Issuance of stock for services (Aug. 2001)              2,300,000         2,300        87,400              -          89,700
Issuance of stock for services (Sept. 2001)             4,365,845         4,366        84,376              -          88,742
Issuance of stock for services (Oct. 2001)              2,925,000         2,925        25,600              -          28,525
Issuance of stock for services (Nov. 2001)              1,800,000         1,800         8,100              -           9,900
Cancellation of stock (Nov. 2001)                     (1,000,000)       (1,000)         1,000              -               -
One hundred-for-one stock reverse split              (71,503,415)      (71,504)        71,504              -               -
Net loss for the year                                           -             -             -      (679,793)       (679,793)
-------------------------------------------------- --------------   -----------   -----------   ------------   -------------
Balance, December 31, 2001                                722,257           722     6,657,442    (7,096,914)       (438,750)
Issuance of stock for payment of debt (Jan. 2002)       1,102,552         1,103       109,500              -         110,603
Issuance of stock for services ( Feb. 2002)               110,000           110        10,890              -          11,000
Issuance of stock for cash (Feb. 2002)                    603,000           603        59,697              -          60,300
Issuance of stock for cash (Feb. 2002)                    775,000           775        76,725              -          77,500
Issuance of stock for services (Mar. 2002)                300,000           300        29,700              -          30,000
Cancellation of stock (Mar. 2002)                         (9,000)           (9)             9              -               -
Net loss for the period                                         -             -             -      (276,383)       (276,383)
-------------------------------------------------- --------------   -----------   -----------   ------------   -------------
Balance ,June 30,2002 (Unaudited)                       3,603,809         3,604     6,943,963    (7,373,297)       (425,730)
                                                   ==============   ===========   ===========   ============   =============

   The accompanying notes are an integral part of these financial statements.

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2002 and 2001 and
              the Period from March 4, 1998 (Date of Incorporation)
                          to June 30, 2002 (Unaudited)

                                                                       Cumulative
                                                                       during the
                                                                       Development        June 30,          June 30,
                                                                          Stage             2002              2001
                                                                    ---------------   ---------------    --------------

Cash Flows From Operating Activities
     Net income (loss)                                              $   (7,373,297)   $     (276,383)    $    (399,757)
     Adjustments to reconcile net loss to net cash used in
        operating activities
       Write off investment and related costs                             4,666,391                 -                 -
       Amortization and depreciation                                      1,125,941             1,432                 -
       Impairment of goodwill                                                92,227            92,227                 -
       Issuance of common stock for services and expenses
       Change in operating assets and liabilities net of effects
       from purchase of subsidiary                                          910,140            41,000            33,814
           (Increase) decrease in accounts payable                          141,325          (31,562)           242,000
           Increase in accrued liabilities                                        -                 -          (12,039)
           (Increase) decrease in prepaid expenses                                -                 -          (19,750)
           (Increase) decrease in deposits                                  (3,268)                 -                 -

               Net cash used in operating activities                      (440,541)         (173,286)         (155,932)

Cash Flows From Investing Activities
     Purchase of subsidiary and investment in software development        2,256,551            26,081            61,654
     Purchase of net cash through acquisitions                               87,735                 -                 -
     Purchase of marketing license                                         (33,785)                 -                 -
     Purchase of office equipment & leasehold improvements                  (1,218)               654                 -
                                                                    ---------------   ---------------    --------------
               Net cash used in investing activities                    (2,203,819)            26,735            61,654

Cash Flows From Financing Activities
     Proceeds from deposits                                                  57,500             2,500            55,000
     Proceeds from advances                                                 936,992            26,231            68,534
     Proceeds from issuance of common stock                               1,670,300           137,800                 -
               Net cash provided by financing activities                  2,664,792           166,531           123,534
                                                                    ---------------   ---------------    --------------

Net increase (decrease) in cash                                              20,432            19,980            31,256
Cash, beginning of period                                                         -               452                49
                                                                    ---------------   ---------------    --------------
Cash, end of period                                                 $        20,432   $        20,432    $       31,305
                                                                    ---------------   ---------------    --------------
No cash payments for interest or income taxes have been made.


    The accompanying notes are an integral part of these financial statements

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

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

Note 2.  Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 2,530,547 and 501,659 for the six months ended June 30, 2002 and June 30, 2001, respectively.

Note 3.  Going Concern

As shown in the financial statements, the Company incurred a net loss of $7,373,297 since inception, largely due to its write-off of assets related to its investment in its computer software. Further, the Company has net deficiency in capital of $425,730. These factors raise concerns about the Company's ability to continue as a going concern.


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

Note 4.  Formation of Subsidiary

On February 14, 2002, the Company formed Homelands Security Inc. (Homelands), a Nevada corporation. 1,000,000 shares of Homelands common stock, with a par value of $0.001 were issued to the Company.

Note 5.  Acquisition of a Company

Effective April 15, 2002 Homelands (note 4), purchased 100% of the outstanding shares of stock of Interglobe Investigation Services, Inc. (Interglobe), a British Columbia corporation, in exchange for 950,000 shares of Homelands common stock. The purchase was made because the company believes it can enhance Interglobe's ability to raise capital and improve operations. As a result of this transaction, the Company's ownership of Homelands was reduced to 51.3%. This acquisition has been accounted for under the purchase method. Due to this acquisition the Company recorded $92,227 of goodwill which is the amount that the liabilities exceeded the assets acquired. The goodwill has been expensed as the asset is considered impaired.

From April 15, 2002 forward, the Company's consolidated statement of operations includes the revenue and expenses of Interglobe. Combining Interglobe's operating results for the six months ended June 30, 2002 with those of the Company results in the following pro forma data.


Revenue                     $                 35,694
Expenses                                     346,066
                            ------------------------

Net Loss                    $              (310,372)
                            ========================

Loss per Share              $                 (0.12)
                            ========================

This pro forma information may not be indicative of the actual results of the acquisition. The pro forma in formation is based on the historical financial statements of Delta, Interglobe and has been prepared to illustrate the effects of the combination of Delta and Interglobe as if the combination occurred January 1, 2002.

The pro forma information is based on available information and certain assumptions that management believes are reasonable. It should be read in connection with the historical financial statements of Delta Capital Technologies and Interglobe.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

As used herein the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation, including subsidiaries and predecessors, unless the context indicates otherwise. During the quarter ended June 30, 2002, the Company's majority owned subsidiary, Homelands Security, Inc., (Homelands) completed the acquisition of 100% of Interglobe Investigation Services, Inc. ("InterGlobe"). The transaction closed on April 15, 2002.

General

The Company's plan of operations for the next 12 months is to operate the business of Interglobe, which provides private investigation and security consulting services for individuals and corporations. The Company's acquisition of InterGlobe is designed to provide the access to resources that will permit InterGlobe to become a pre-eminent, full service investigation and security consulting company in North America.

The security consulting provided by InterGlobe involves reviewing existing security and security procedures, making recommendations for improvement, and rewriting security protocols and procedures. Recommendations and protocol changes may include:

        o   Changes in employee screening and background checks.
        o   Physical plant and layout changes.
        o Changes in procedures for access to computers, accounting and inventory.
        o Forensic analysis and added infrastructure to computers, auditing and accounting.
        o   Additional computer surveillance.
        o   Supervisory and accountability procedural changes.
        o   The use of canines in strategic security situations.
        o The use of narcotics and bomb detection dogs as workplace safety measures.

In many cases, InterGlobe may assist in counter-corporate espionage measures by doing regular electronic sweeps of corporate offices for general security or corporate espionage or for board meetings. Security consulting involves employees at the executive level. Since these employees often take work home with them (in paper form or on a laptop), home security weaknesses may translate into corporate security weaknesses. To prevent breaches of corporate security, InterGlobe also provides security consultation at executives' homes. Executive protection and movement is often required, should identified threats exist.

Loss prevention involves both an assessment of a store's existing operations and layout, as well as ongoing monitoring of employees, shoppers and investigations into particular incidents of theft and fraud. First, InterGlobe can assess how stores should be physically configured to minimize shoplifting and internal theft, and review security layouts. It also analyzes how incoming and outgoing shipments are processed, and makes recommendations to tighten security. Second, InterGlobe can post operatives on the floors of shopping centres or retail stores of major companies to watch for shoplifters. Third, InterGlobe can place undercover operatives in employee situations. Fourth, InterGlobe can conduct "mystery shopper" campaigns to look for internal theft and/or employee adherence to company policy. Lastly, InterGlobe can also perform internal corporate investigations to determine the person(s) responsible for internal theft or fraud.

Mr. Moriarity, InterGlobe's president will continue to co-ordinate the overall provision of these services until such time as suitable area managers can be recruited. In anticipation of these additional staffing requirements and the associated expenses, management has prepared a capital requirement budget.

InterGlobe intends to develop strategic corporate relationships over the next twelve months (i.e joint services relationship, partnership or acquisition) with security/investigation companies in Vancouver, Seattle, Los Angeles and San Francisco, which provide similar or overlapping services with those offered by InterGlobe. The anticipated relationships will be created with a view to enhancing the bundle of services currently offered by the various target companies by branding the awareness of services within the local communities. InterGlobe intends to conduct a marketing campaign to increase this awareness.

Losses

For the three month period from April 1, 2002 to June 30, 2002, the Company recorded an operating loss of $137,396. For the six months ended June 30, 2002, the Company recorded an operating loss of $276,383. This lack of profitability is attributable to expenses associated with completing the acquisition of InterGlobe including web site design, legal documentation, accounting and administration. The Company generated limited revenues during this period. The Company expects to continue to operate at a loss through fiscal 2002.

Capital Expenditures

The Company expended $654 on capital expenditures for the six month period ending June 30, 2002.

Capital Resources and Liquidity

The Company had current assets of $34,981 and total assets of $58,636 as of June 30, 2002. A net stockholders' deficit in the Company was ($425,730) at June 30, 2002.

Cash flow used in operating activities was $173,286 for the six months ending June 30, 2002. Cash was used during the first six months on completing the acquisition of InterGlobe, accounting and administrative costs.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material developments occurred during the quarter during the ended six months ended June 30,2002, with respect to pending litigation. For more information on legal proceedings, see the Company's Form 10KSB for the year ended December 31, 2001.


ITEM 5. OTHER INFORMATION

On July 31, 2002, subsequent to the period covered in this report, the Company issued a total of 692,307 shares under an S-8 registration of the Company's Benefit Plan filed on July 29, 2002 to three individuals for services rendered under contract in connection with the provision of administrative services, legal drafting, web site design and brand creation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company no reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of September, 2002.




Delta Capital Technologies, Inc.



    /s/ Martin Tutschek
---------------------------------------
Martin Tutschek, President and Director




    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of International Solubles, Inc. (the" Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Henry Sarmiento, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/ Martin Tutschek
         ---------------------------------
         Martin Tutschek
         Sole Executive Officer
         September 20, 2002

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


MATERIAL CONTRACTS


10(i)             *          Debt Settlement Agreement dated January 8, 2002
                             between Delta Capital Technologies, Inc. and
                             Bayside Management Corp. (Incorporated by reference
                             from the 10-QSB filed with the SEC on June 6,2002.)
10(ii)            *          Debt Settlement Agreement dated January 9, 2002
                             between Delta Capital Technologies, Inc. and
                             Churchill Resource Group, Inc. (Incorporated by
                             reference from the 10-QSB filed with the SEC on
                             June 6, 2002.)
10(iii)           *          Debt Settlement Agreement dated January 9, 2002
                             between Delta Capital Technologies, Inc. and BP
                             Equity Management Corp. (Incorporated by reference
                             from the 10-QSB filed with the SEC on June 6,2002.)
10(iv)            *          Debt Settlement Agreement dated January 9, 2002
                             between Delta Capital Technologies, Inc. and Jeff
                             Young. (Incorporated by reference from the 10-QSB
                             filed with the SEC on June 6, 2002.)
10(v)             *          Debt Settlement Agreement dated January 10, 2002
                             between Delta Capital Technologies, Inc. and
                             Bonanza Mgmt. Ltd. (Incorporated by reference from
                             the 10-QSB filed with the SEC on June 6, 2002.)
10(vi)            *          Debt Settlement Agreement dated January 10, 2002
                             between Delta Capital Technologies, Inc. and Peter
                             Kent Carasquero. (Incorporated by reference from
                             the 10-QSB filed with the SEC on June 6, 2002.)
10(vii)           *          Debt Settlement Agreement dated January 10, 2002
                             between Delta Capital Technologies, Inc. and
                             Hospitality Financial Services Ltd. (Incorporated
                             by reference from the 10-QSB filed with the SEC on
                             June 6, 2002.)
10(viii)          *          Fee Agreement dated January   2002 between Delta
                             Capital Technologies, Inc. and Kent Carasquero.
                             (Incorporated by reference from the 10-QSB filed
                             with the SEC on June 6, 2002.)
10(ix)            *          Stock Purchase and Sale Agreement dated March 8,
                             2002 between Delta Capital Technologies, Inc. and
                             Homelands Security Inc. (Incorporated by reference from the 10-QSB filed with the SEC on June 6,2002.)


* Incorporated by reference from previous filings as noted.