Form 10QSB/A
period 2002-06-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2002-09-23
CIK 1066764

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 23, 2002 was 4,321,369

                                TABLE OF CONTENTS

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

                                            Cumulative
                                            during the         Three Months Ended              Six Months Ended
                                            Development      June 30        June 30          June 30      June 30
                                               Stage           2002          2001             2002         2001
                                          ------------    ------------- -------------    -------------  -------------

Revenue                                   $    615,112    $      22,204         8,306    $      22,204          8,306

Expenses
       General and administrative          (2,053,412)         (65,941)     (307,873)        (204,928)      (370,563)
       Goodwill amortization                 (209,457)                -      (33,814)                -       (33,814)
       Investment amortization               (902,777)                -             -                -              -
       License agreement                                                                                            -
       amortization                           (12,199)                -             -                -              -
       Interest expense                       (50,514)                -       (3,686)                -        (3,686)
       Write off of Investment             (4,666,391)                -             -                -              -
       Depreciation                            (1,432)          (1,432)             -          (1,432)              -
       Goodwill impairment                    (92,227)         (92,227)             -         (92,227)              -

                                          ------------    ------------- -------------    -------------  -------------
       Total expenses                      (7,988,409)        (159,600)     (345,373)        (298,587)      (408,063)
                                          ------------    ------------- -------------    -------------  -------------
       Loss before minority
       interest                            (7,373,297)        (137,396)     (337,067)        (276,383)      (399,757)
       Minority interest in
       subsidiary loss                               -                -             -                -              -
        et loss
       N                                  $(7,373,297)    $   (137,396)     (337,067)    $   (276,383)      (399,757)
                                          ============    ============= =============    =============  =============


Basic and diluted loss per share          $    (10.47)    $      (0.05)        (0.67)    $      (0.09)         (0.80)
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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of September, 2002.




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

           /s/ Martin Tutschek
         ---------------------------------
         Martin Tutschek
         Sole Executive Officer
         September 23, 2002

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