Form 10QSB
period 2002-09-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2002-12-23
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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




          Suite 700-1006 Beach Avenue, Vancouver, B.C., Canada V6E 1T7
         --------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 1-866-688-6300
                           (Issuer's telephone number)


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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 20, 2002 was 4,968,424

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS..............................................3

ITEM 2.  PLAN OF OPERATION.................................................5


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................7

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................7

ITEM 5.  OTHER INFORMATION.................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................8

SIGNATURES.................................................................9

CERTIFICATIONS. . . . . . . . . . . . . . . ....... . . . . . . . . . . . .9

INDEX TO EXHIBITS.........................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 7 and are incorporated herein by this reference.



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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           PAGE


Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statements of Changes in Stockholders' Equity...............................F-4

Statements of Cash Flows....................................................F-5

Notes to Unaudited Financial Statements..................................F-6-F7

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 AND DECEMBER 31, 2001

                                                                                       September         December 31,
                                                                                        30, 2002             2001
                                                                                     (Unaudited)
                                                                             ===================      ==================
ASSETS
Current assets
     Cash                                                                 $               23,972   $                 452
     Accounts receivable                                                                   4,318                       -
     Deposits                                                                              3,268                   3,268
     Loans receivable                                                                      7,087                       -
                                                                             -------------------      ------------------
              Total Current Assets                                                        38,645                   3,720
     Fixed Assets, net of accumulated depreciation                                        24,402                       -
                                                                          $               63,047   $               3,720
                                                                             ===================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable                                                          $              319,661   $             290,183
Notes payable, due on demand                                                              20,000                  20,000
Advances                                                                                 165,698                 111,513
Advances from shareholders                                                                 1,000                  20,774
Deposits                                                                                   2,500                       -
 Loan Payable                                                                             13,066
                                                                             -------------------      ------------------
Total current liabilities                                                                521,925                 442,470
Minority interest                                                                              -                       -

Stockholder's Equity (Deficit) Common stock, $.001 par value, 25,000,000 shares authorized; 4,574,742 and 722,257 issued and outstanding at
September 30, 2002 and December 31, 2001 respectively.                                     4,575                     722
Additional paid-in capital                                                             7,049,085               6,657,442
Deficit accumulated during the development stage                                     (7,512,538)             (7,096,914)

                                                                                       (458,878)               (438,750)
                                                                          $               63,047   $               3,720
                                                                             ===================      ==================
                     The accompanying notes are an integral part of these financial statements







                                              DELTA CAPITAL TECHNOLOGIES, INC.
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF
                             OPERATIONS For the Three and Nine Months Ended
                             September 30, 2002 and 2001 and
                         the Period from March 4, 1998 (Date of Incorporation) to September 30, 2002
                                                         (Unaudited)

                                              Cumulative
                                              during the      Three Months Ended                     Nine Months Ended
                                                                 September     September         September       September
                                             Development            30             30                30             30
                                                Stage              2002           2001              2002           2001
                                           ----------------   -----------------------------   -------------------------------

Revenue                                 $           641,578  $         26,466        11,958  $          48,670         20,264

Expenses
       General and administrative                                                                    (370,635)
       Ad Admini                                (2,219,119)         (165,707)     (282,537)             _8)8)8      (653,100)
       Goodwill amortization                      (209,457)                 -     (169,065)                  -      (202,879)
       Investment amortization                    (902,777)                 -             -                  -              -
       License agreement
       amortization                                (12,199)                 -             -                  -              -
       Interest expense                            (50,514)                 -       (7,024)                  -       (10,710)
       Write off of Investment                  (4,666,391)                 -             -                  -              -
       Depreciation                                 (1,432)                               -            (1,432)              -
       Goodwill impairment                         (92,227)                               -           (92,227)              -

                                           ----------------   -----------------------------   -------------------------------
       Total expenses                           (8,154,116)         (165,707)     (458,626)          (464,294)      (866,689)
                                           ----------------   -----------------------------   -------------------------------
       Loss before minority
       interest                                 (7,512,538)        ( 139,241)     (446,668)          (415,624)      (846,425)
       Minority interest in
       subsidiary loss                                    -                 -         5,488                  -          5,488
        et loss
       N                                $       (7,512,538)  $      (139,241)    $(441,180)  $       (415,624)      (840,937)
                                           ================   =============================   ===============================


Basic and diluted loss per share        $           (10.55)  $         (0.03)        (0.75)  $          (0.14)         (1.44)
                                           ================   =============================   ===============================





                          The accompanying notes are an integral part of these financial statements



                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                             For the period from March 4, 1998 (Date of Incorporation) to September 30, 2002

                                                                                   Additional Paid-        Accumulated
                                                           Common Stock               in Capital             Deficit
                                                                                  -------------------   -----------------
                                                       Shares         Amount                                                  Total
                                                   --------------   -----------                                       -------------
                                                                   $             $             $                  $
Balance, March 4, 1998                                              -         -             -                   -                 -

Issuance of stock for services (Mar. 1998)                 800,000          800         (593)                   -               207
Issuance of stock for cash (Jun. 1998)                  8,000,000         8,000        52,000                   -            60,000
Net loss for the period                                             -         -                          (39,281)          (39,281)
-------------------------------------------------- --------------   -----------   -----------   -----------------     -------------
Balance, December 31, 1998                              8,800,000         8,800        51,407            (39,281)            20,926

Issuance of stock (Sept. 1999)                          5,300,000         5,300     2,496,692                   -         2,501,992
Cancellation of stock (Dec. 1999)                         (300,000)       (300)       (1,692)                   -           (1,992)
Net loss for the period                                             -         -             -           (652,472)         (652,472)
-------------------------------------------------- --------------   -----------   -----------   -----------------     -------------
Balance, December 31, 1999                             13,800,000        13,800     2,546,407           (691,753)         1,868,454

Issuance of stock in exchange for Matridigm Corp. (Jan. 200500,000          500       999,500                   -         1,000,000
Issuance of stock for cash (Feb. 2000)                       26,000          26        51,974                   -            52,000
Issuance of stock for cash (Mar. 2000)                     200,000          200       341,800                   -           342,000
Issuance of stock for cash (Mar. 2000)                       62,500          62       124,938                   -           125,000
Issuance of stock for cash (May 2000)                      226,000          226       451,774                   -           452,000
Issuance of stock for payment of debt (Jun. 2000)          136,754          137       410,125                   -           410,262
Issuance of stock for cash (Jul. 2000)                     500,000          500       499,500                   -           500,000
Issuance of stock for services (Aug. 2000)                 350,000          350       304,650                   -           305,000
Issuance of stock for payment of debt (Nov. 2000)       6,925,250         6,925       339,337                   -           346,262
Cancellation of stock (Dec. 2000)                      (5,000,000)      (5,000)         5,000                   -                 -
Three-for-one stock split                              35,453,008        35,453      (35,453)                   -                 -
Net loss for the year                                               -         -             -         (5,725,368)       (5,725,368)
-------------------------------------------------- --------------   -----------   -----------   -----------------     -------------
Balance, December 31, 2000                             53,179,512        53,179     6,039,552         (6,417,121)         (324,390)

Issuance of stock for services (Feb. 2001)                 300,000          300        10,200                   -            10,500
Issuance of stock for services (Mar. 2001)                 600,000          600        20,400                   -            21,000
Issuance of stock for payment of debt (Mar. 2001)          355,315          356        17,410                   -            17,766
Cash from exercise of stock options (Mar. 2001)            600,000          600           900                   -             1,500
Issuance of stock in exchange for Union Members Discount1,000,000         1,000        49,000                   -            50,000
Network, LTD (May 2001)
Issuance of stock for services (May 2001)               1,266,667         1,267        74,733                   -            76,000
Issuance of stock for services (Jun. 2001)              3,133,333         3,133       126,867                   -           130,000
Issuance of stock for payment of debt (Jun. 2001)       1,200,000         1,200        34,800                   -            36,000
Issuance of stock for services (Jul. 2001)                 200,000          200         5,600                   -             5,800
Issuance of stock for services (Aug. 2001)              2,300,000         2,300        87,400                   -            89,700
Issuance of stock for services (Sept. 2001)             4,365,845         4,366        84,376                   -            88,742
Issuance of stock for services (Oct. 2001)              2,925,000         2,925        25,600                   -            28,525
Issuance of stock for services (Nov. 2001)              1,800,000         1,800         8,100                   -             9,900
Cancellation of stock (Nov. 2001)                      (1,000,000)      (1,000)         1,000                   -                 -
One hundred-for-one stock reverse split              (71,503,415)      (71,504)        71,504                   -                 -
Net loss for the year                                               -         -             -           (679,793)         (679,793)
-------------------------------------------------- --------------   -----------   -----------   -----------------     -------------
Balance, December 31, 2001                                 722,257          722     6,657,442         (7,096,914)         (438,750)
Issuance of stock for payment of debt (Jan. 2002)       1,102,552         1,103       109,500                   -           110,603
Issuance of stock for services ( Feb. 2002)                110,000          110        10,890                   -            11,000
Issuance of stock for cash (Feb. 2002)                     603,000          603        59,697                   -            60,300
Issuance of stock for cash (Feb. 2002)                     775,000          775        76,725                   -            77,500
Issuance of stock for services (Mar. 2002)                 300,000          300        29,700                   -            30,000
Cancellation of stock (Mar. 2002)                            (9,000)          (9)           9                   -
Issuance of stock for services (July. 2002)               692,307           692        68,538                                69,230
Issuance of subsidiary stock for cash                                                   9,000                                 9,000
Issuance of Stock for Cash (July - September 2002)        278,626           279        27,584                                27,863
-------------------------------------------------- --------------   -----------   -----------   -----------------     -------------
Net loss for the period                                             -         -                         (415,624)         (415,624)
-------------------------------------------------- --------------   -----------   -----------   -----------------     -------------


Balance ,September 30,2002 (Unaudited)                  4,574,742  $      4,575  $  7,049,085          (7,512,538)         (45,878)

                                                   ==============   ===========   ===========   =================     =============

                 The accompanying notes are an integral part of
                          these financial statements.



                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                               and the Period from
     March 4, 1998 (Date of Incorporation) to September 30, 2002 (Unaudited)

                                                                       Cumulative
                                                                       during the
                                                                       Development     September 30,      September 30,
                                                                          Stage             2002              2001
                                                                    ----------------------------------- -----------------
Cash Flows From Operating Activities
     Net income (loss)                                                $   (7,512,538)   $     (415,624) $       (840,937)
     Adjustments to reconcile net loss to net cash used in
        operating activities
       Write off investment and related costs                               4,666,391                 -
       Amortization and depreciation                                        1,125,941             1,432           202,879
       Impairment of goodwill                                                  92,227            92,227           (5,488)
       Issuance of common stock for services and expenses                     979,370           110,230           446,242
       Change in operating assets and liabilities net of effects fro purchase of subsidiary

           (Increase) decrease in accounts payable                            153,743          (19,143)          (13,124)
           Increase in accrued liabilities                                          -                 -
           (Increase) decrease in prepaid expenses                                  -                 -          (30,810)
           (Increase) decrease in loans payable                                   978               978
           (Increase) decrease in accounts receivable                         (1,102)           (1,102)
           (Increase) decrease in deposits                                    (3,268)                                   -

               Net cash used in operating activities                        (498,257)         (231,002)         (241,238)

Cash Flows From Investing Activities
     Purchase of subsidiary and investment in software development        (2,256,551)
     Purchase of net cash through acquisitions                                 87,735            26,081            61,654
     Purchase of marketing license                                           (33,785)                 -                 -
     Purchase of office equipment & leasehold improvements                    (1,965)              (93)                 -
                                                                       --------------    --------------   ---------------
               Net cash used in investing activities                      (2,204,566)            25,988            61,654

Cash Flows From Financing Activities
     Proceeds from issuance of subsidiary stock to minority interest           86,250                              86,250
     Proceeds from deposits                                                    57,500             2,500
     Proceeds from advances                                                   962,132            51,371           111,384
     Proceeds from issuance of common stock                                 1,620,163           174,663                 -
               Net cash provided by financing activities                    2,726,795           228,534           197,634
                                                                       --------------    --------------   ---------------

Net increase (decrease) in cash                                                23,972            23,520            18,050
Cash, beginning of period                                                           0               452                49
                                                                       --------------    --------------   ---------------
Cash, end of period                                                   $        23,972   $        23,972 $          18,099
                                                                       --------------    --------------   ---------------
No cash payments for interest or income taxes have been made.


  The accompanying notes are an integral part of these,financial statements



                        DELTA CAPITAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)

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

Note 2.  Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 3,751,420 and 582,845 for the six months ended September 30, 2002 and September 30, 2001, respectively. The weighted average number of shares for the period cumulative for the development stage was 712,208.

Note 3.  Going Concern

As shown in the financial statements, the Company incurred a net loss of $7,512,538 since inception, largely due to its write-off of assets related to its investment in its computer software. Further, the Company has net deficiency in capital of $458,878. These factors raise concerns about the Company's ability to continue as a going concern.


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

From April 15, 2002 forward, the Company's consolidated statement of operations includes the revenue and expenses of Interglobe. Combining Interglobe's operating results for the nine months ended September 30, 2002 with those of the Company results in the following pro forma data.


Revenue                     $                 62,161
Expenses                                     511,773
                            ------------------------

Pro Forma Net Loss          $              (449,612)
                            ========================

Pro Forma Loss per          $                 (0.15)
Share
                            ========================

This pro forma information may not be indicative of the actual results of the acquisition. The pro forma in formation is based on the historical financial statements of Delta and Interglobe and has been prepared to illustrate the effects of the combination of Delta and Interglobe as if the combination occurred January 1, 2002.

The pro forma information is based on available information and certain assumptions that management believes are reasonable. It should be read in connection with the historical financial statements of Delta Capital Technologies and Interglobe.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

As used herein the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation, including subsidiaries and predecessors, unless the context indicates otherwise. During the quarter ended September 30, 2002, the Company's majority owned subsidiary, Homelands Security, Inc., (Homelands) completed the acquisition of 100% of Interglobe Investigation Services, Inc. ("InterGlobe"). The transaction closed on April 15, 2002.

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

Losses

For the three month period from July 1, 2002 to September 30, 2002, the Company recorded an operating loss of $139,241. For the nine months ended September 30, 2002, the Company recorded an operating loss of $415,624. This lack of profitability is attributable to expenses associated with completing the acquisition of InterGlobe including web site design, legal documentation, accounting and administration. The Company generated limited revenues during this period. The Company expects to continue to operate at a loss through fiscal 2002.

Capital Expenditures

The Company had no capital expenditures for the nine month period ending September 30, 2002.

Capital Resources and Liquidity

The Company had current assets of $38,645 and total assets of $63,047 as of September 30, 2002. A net stockholders' deficit in the Company was ($458,878) at September 30, 2002.

Cash flow used in operating activities was $231,002 for the nine months ending September 30, 2002. Cash was used during the first nine months on completing the acquisition of InterGlobe, accounting and administrative costs.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material developments occurred during the quarter during the ended nine months ended September 30,2002, with respect to pending litigation. For more information on legal proceedings, see the Company's Form 10KSB for the year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 16,2002 the Company issued 134,850 shares of its common stock to Dylan Callum , a resident of Manitoba Canada, for cash. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On August 13,2002 the Company issued 113,200 shares of its common stock to Julian Winfield, a resident of British Columbia Canada, for cash. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On September 6,2002 the Company issued 30,580 shares of its common stock to one British Columbia company. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

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

ITEM 5. OTHER INFORMATION

Subsequent to the quarter ended September 30, 2002 the Company entered into a Fee Agreement with Marlon Shangi. Mr. Shangis' normal fee is Two Thousand Five Hundred Dollars ($2,500) per month. Services to be rendered by Mr Shangi under this Fee Agreement include but are not necessarily limited to the Development of a Technology Evaluation Framework (TEF) , Development of Strategic Marketing Evaluation Framework, Technology Evaluation and Strategic Marketing Evaluation

On November 11, 2002, the Company issued 143,682 shares of its common stock to one creditor as settlement for debt in the amount of $14,368.20. The creditor was a British Columbia company. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On November 11,2002 the Company issued 100,000 shares of its common stock to one individual for services. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On November 22, Judith Miller resigned from her position as a Director and Corporate Secretary of the Company due to personal time constraints.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company no reports on Form 8-K during the period covered by this report.







                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of December, 2002.




Delta Capital Technologies, Inc.



    /s/ Martin Tutschek
Martin Tutschek, President and Director

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin Tutschek, chief executive officer and chief financial officer of Delta Capital Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Delta Capital Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: December 23, 2002

/s/ Martin Tutschek
Martin Tutschek
Chief Executive Officer and Chief Financial Officer


 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of International Solubles, Inc.
         (the" Company") on Form 10- QSB for the period ending September 30,
         2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Henry Sarmiento, sole Executive Officer of the
         Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange
               Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         ---------------------------------
         /s/Martin Tutschek
         Sole Executive Officer
         December  23, 2002



                                                     INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION
                  ---               -----------

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


MATERIAL CONTRACTS


10(i)             *          Debt Settlement Agreement dated January 8, 2002 between Delta Capital
                             Technologies, Inc. and Bayside Management Corp. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)
10(ii)            *          Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                             Technologies, Inc. and Churchill Resource Group, Inc. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)
10(iii)           *          Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                             Technologies, Inc. and BP Equity Management Corp. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)
10(iv)            *          Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                             Technologies, Inc. and Jeff Young. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)
10(v)             *          Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                             Technologies, Inc. and Bonanza Mgmt. Ltd. (Incorporated by reference from the 10-
                             QSB filed with the SEC on June 6, 2002.)
10(vi)            *          Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                             Technologies, Inc. and Peter Kent Carasquero. (Incorporated by reference from the 10-
                             QSB filed with the SEC on June 6, 2002.)
10(vii)           *          Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                             Technologies, Inc. and Hospitality Financial Services Ltd. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)
10(viii)          *          Fee Agreement dated January   2002 between Delta Capital Technologies, Inc. and
                             Kent Carasquero. (Incorporated by reference from the 10-QSB filed with the SEC on
                             June 6, 2002.)
10(ix)            *          Stock Purchase and Sale Agreement dated March 8, 2002 between Delta Capital
                             Technologies, Inc. and Homelands Security Inc. (Incorporated by reference from the
                             10-QSB filed with the SEC on June 6, 2002.)


* Incorporated by reference from previous filings as noted.
