Form 10KSB
period 2002-12-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2003-05-21
CIK 1066764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]   Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from__ to __.

                        Commission file number: 000-27407
                                    ---------

                        Delta Capital Technologies, Inc.
                 (Name of Small Business Issuer in Its Charter)

            elaware                                     98-0187705
 (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
of Incorporation or Organization)

           Suite 440-375 Water Street, Vancouver, B.C., Canada V6B 5C6
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 312-0663
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class               Name of each Exchange on Which Registered
-------------------               -----------------------------------------
Common Stock  ($0.001 Par Value)  None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes    T                  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2002, were $74,345

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $223,840 based on the average closing bid and asked prices for the common stock on May 21, 2001.

At May 21, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 7,961,353


                                TABLE OF CONTENTS

                                     PART I
Item 1.           Description of Business............................................................... 1

Item 2.           Description of Property ...............................................................7

Item 3.           Legal Proceedings......................................................................7

Item 4.           Submission of Matters to a Vote of Security-Holders................................... 7

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters .........................     7

Item 6.           Management's Discussion and Analysis or Plan of Operation ..........................   9

Item 7.           Financial Statements .................................................................10

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial
                  Disclosure ...........................................................................11

                                    PART III
Item 9.           Directors and Executive Officers......................................................11

Item 10.          Executive Compensation................................................................12

Item 11.          Security Ownership of Certain Beneficial Owners and Management ..............         12

Item 12.          Certain Relationships and Related Transactions........................................13

Item 13.          Exhibits, List and Reports on Form 8-K................................................13

Item 14.          Controls and Procedures...............................................................18

Signatures..............................................................................................19





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

On March 12, 2002, the Company's wholly - owned subsidiary, Homelands Security,
Inc. ("Homelands") acquired all the issued and outstanding shares of InterGlobe
Investigation Services, Ltd ("Interglobe") from the owners in exchange for nine hundred and fifty thousand (950,000) shares of Homelands.

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

On January 1, 2003 Homelands acquired all the existing and outstanding shares of Dolphin Investigations Ltd. ("Dolphin") in exchange for three hundred thousand shares (300,000) shares of Homelands. The acquisition of Dolphin reduced the Company's interest in Homelands to that of a minority interest holder.

Current Operations

The Company is currently a holding company with a minority interest in Homelands. The Company's intention is to act as a diversified holding company that will own both majority and minority interests in various business operations that will be acquired primarily with the Company's common stock.

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

Reports to Security Holders

The Company's annual report will contain audited financial statements. The
Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The
Company files all of its required information with the Securities and Exchange
Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W.,
Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.
Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.
Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that we will adopt a provision for compensating directors in the future.

ITEM 2.         DESCRIPTION OF PROPERTY

The Company currently maintains its offices at Suite 440-375 Water Street,
Vancouver, B.C., Canada V6B 5C6.The office space is owned by Mr. Tutschek, one of our officers and directors. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.  LEGAL PROCEEDINGS

No material developments occurred during the quarter ended December 31, 2002, with respect to pending litigation. For more information on legal proceedings, see the Company's Form 10KSB for the year ended December 31, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "DCTN." Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2001 and 2002 and the first quarter of 2003 are as follows:

                    ------------------ --------------- ------------------
                    Quarter ended      High            Low
                    ------------------ --------------- ------------------
                    ------------------ --------------- ------------------
                    3/31/01*           $0.125          $0.0156
                    ------------------ --------------- ------------------
                    6/30/01            $0.05           $0.01
                    ------------------ --------------- ------------------
                    9/30/01            $0.05           $0.01
                    ------------------ --------------- ------------------
                    12/31/01           $$0.01          $0.00
                    ------------------ --------------- ------------------
                    3/31/02**          $0.62           $0.13
                    ------------------ --------------- ------------------
                    6/28/02            $0.20           $0.19
                    ------------------ --------------- ------------------
                    9/30/02            $0.14           $0.14
                    ------------------ --------------- ------------------
                    12/31/02           $0.10           $0.07
                    ------------------ --------------- ------------------
                    3/31/03            $0.08           $0.05

* Adjusted to reflect 3:1 forward stock split effective on January 12, 2001. **
Adjusted to reflect 1:100 reverse stock split effective on January 4, 2002.

Record Holders

As of May 21, 2003, there were approximately 111 shareholders of record holding a total of 7,961,353 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.




Recent Sales of Unregistered Securities

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On November 11,2002 the Company issued 143,682 shares of common stock at $0.10 per share as settlement for debt in the amount of $14,682 to Jam Corporate
Consultants a British Columbia Corporation, pursuant to Regulation "S" (Rules
901-905) adopted pursuant to the Securities Act of 1933.

On November 11,2002 the Company issued 100,000 shares of common stock at $0.10 per share to Judy Miller a citizen and resident of Canada for services rendered to the
Company, pursuant to Regulation "S" (Rules 901-905) adopted pursuant to the
Securities Act of 1933.

On December 6,2002 the Company issued 250,000 shares of common stock at $0.09 per share to Integrity Securities Inc. for investor relations services, pursuant to Regulation "S" (Rules 901-905) adopted pursuant to the Securities Act of 1933

On December 7, 2002, the Company issued 114,857 shares of common stock at $0.09 per share for cash to David Chin a resident of the United Sates of America for cash, pursuant to Regulation "S" (Rules 901-905) adopted pursuant to the Securities Act of 1933

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations

During the next 12 months, the Company intends to continue its attempts to increase its holdings through an acquisition or merger. The Company does not have sufficient capital to operate over the next fiscal year without a substantial infusion of operating capital. It will be necessary for the Company to either borrow funds to operate or generate operating funds through the sale of equity in the Company or its subsidiaries. There can be no assurance that the Company will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year. Unless the Company is successful in raising additional operating capital, it will not have sufficient funds to operate during the balance of the fiscal year.


Results of Operations

 The Company recorded $74,345 in revenues for the fiscal year ended December 31, 2002 and $27,530 for the year ended December 31, 2001. The Company's revenue increased as a result of the Company's wholly owned subsidiary's ("Homelands, Inc.") operation of Interglobe Investigation Services Ltd

Losses

Net loss for the year ended December 31, 2002 was $594,419 compared to a net loss of $679,793 in the year ended December 31, 2001. The $85,374 decrease in net loss was primarily attributable to a reduction in consulting fees paid.

The Company expects that it may continue to incur losses until such time as it acquires profitable operations.

Expenses

General and administrative expenses for the year ended December 31, 2002, were $562,799 compared to $693,312 for the year ended December 31, 2001. The decrease in general and administrative expenses was the result of downsizing of the Company's operations.

Depreciation and amortization expense for the year ended December 31, 2002 were $6,838 compared to $0 for the year ended December 31, 2001.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash used by operations was $241,911 for the year ended December 31, 2002, and cash used by operations was $133,384 for the year ended December 31, 2001

Cash flows provided by financing activities was $221,945 for the year ended
December 31, 2002 and $133,787 for the year ended December 31, 2001

Cash flows provided by investing activities was $23,149 for the year ended
December 31, 2002 compared to $0 for the year ended December 31, 2001.

A total of 913,736 shares under the Company's 2002 Benefit Plan were issued to four consultants in lieu of cash for services rendered..

Capital Expenditures

The Company made no significant capital expenditures on property or equipment over the periods covered by this report.



Income Tax Expense (Benefit)

The Company has experienced losses and as a result has net operating loss carry forwards available to offset future taxable income.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 2002 and 2001 are attached hereto as pages 1 through 13.













































                        DELTA CAPITAL TECHNOLOGIES, INC.


                          CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 2002







                                                            C O N T E N T S





                                                                                                               Page

INDEPENDENT AUDITORS' REPORT......................................................................................1

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET....................................................................................2
    CONSOLIDATED STATEMENTS OF OPERATIONS.........................................................................3
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY....................................................4
    CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................................................5
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...........................................................6 - 13








---------------------------------------------------------------------------------------------------------------------------------

PETERSON SULLIVAN PLLC
601 UNION STREET    SUITE 2300    SEATTLE WA 98101 (206) 382-7777    FAX 382-7700
                                    CERTIFIED  PUBLIC  ACCOUNTANTS

                                        1



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Delta Capital Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Delta Capital
Technologies, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Capital
Technologies, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




May 16, 2003








                               The accompanying notes are an integral part of these financial statements
                DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002
               ASSETS
Current Assets
      Cash                                                                                      $          3,635
      Accounts receivable                                                                                  9,620
      Loan receivable, related party                                                                      10,551
                                                                                                -------------------
               Total current assets                                                                       23,806
Furniture and Equipment, net of $22,553
      of accumulated depreciation                                                                         18,004
                                                                                                -------------------
                                                                                                 $        41,810
                                                                                                ===================
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
      Accounts payable                                                                            $      398,997
      Notes payable, stockholders                                                                         78,016
      Notes payable                                                                                       22,265
      Loans payable                                                                                       27,766
      Advances from related parties                                                                       63,071
      Other                                                                                                2,500
                                                                                                -------------------
               Total current liabilities                                                                 592,615
Minority Interests
Stockholders' Equity (Deficit)
      Common stock, $.001 par value, 25,000,000 shares
         authorized; 5,463,714 issued and outstanding                                                      5,464
      Additional paid-in capital                                                                       7,135,064
      Accumulated deficit                                                                             (7,691,333)
                                                                                                -------------------
                                                                                                        (550,805)
                                                                                                -------------------
                                                                                                 $        41,810
                                                                                                ===================








                DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Years Ended December 31, 2002 and 2001
                                                                                   2002                  2001
                                                                            -------------------   -------------------
Revenues
                                                                            $
      Marketing services                                                                   -       $        27,530
      Investigative services                                                          74,345
Expenses
      General and administrative                                                      562,799                693,312
      Interest expense                                                                 6,900                 14,011
      Depreciation                                                                      6,838
      Goodwill impairment                                                              92,227
                                                                            -------------------   -------------------
                                                                                      668,764               707,323
                                                                            -------------------   -------------------
                 Net loss                                                      $     (594,419)      $     (679,793)
                                                                            ===================   ===================
Basic and diluted loss per share                                            $          (0.15)     $           (1.10)
                                                                            ===================   ===================








                DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001
                                                                                                  Additional
                                                    Common Stock                      Paid-in       Accumulated
                                            ----------------------------------
                                             Shares               Amount              Capital         Deficit       Total
                                            -------------    -----------------    ----------------------------------------------
Balance, December 31, 2000                   53,179,512       $       53,179          $ 6,039,552     $(6,417,121) $  (324,390)
      Issuance of common stock for services  16,890,845               16,891              443,276                      460,167
      Issuance of common stock for payment
         of debt                              1,555,315                1,556               52,210                       53,766
      Cash received from exercise of stock
           options                              600,000                  600                  900                        1,500
      Issuance of common stock in exchange
         for Subsidiary                       1,000,000                1,000               49,000                       50,000
      Cancellation of common stock           (1,000,000)              (1,000)               1,000
      One hundred-for-one reverse stock spli(71,503,415)             (71,504)              71,504
      Net loss for the year                                                                              (679,793)    (679,793)
                                            -------------    -----------------    ----------------------------------------------
Balance, December 31, 2001                      722,257                  722            6,657,442      (7,096,914)    (438,750)
      Issuance of common stock for services   1,817,418                1,817              180,281                      182,098
      Issuance of common stock for cash       1,492,857                1,493              146,307                      147,800
      Issuance of common stock for payment
         of debt                              1,102,552                1,103              109,500                      110,603
      Common stock issuable                     328,630                  329               32,534                       32,863
      Issuance of subsidiary stock for cash                                                 9,000                        9,000
      Net loss for the year                                                                              (594,419)    (594,419)
                                            -------------    -----------------    ----------------------------------------------
Balance, December 31, 2002                    5,463,714       $        5,464          $ 7,135,064     $(7,691,333) $  (550,805)
                                            =============    =================    ==============================================






                               The accompanying notes are an integral part of these financial statements
                DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Years Ended December 31, 2002 and 2001
                                                                                 2002                    2001
                                                                          --------------------    --------------------
Cash Flows From Operating Activities
      Net loss                                                              $      (594,419)        $       (679,793)
      Adjustments to reconcile net loss to net cash
         used in operating activities
         Goodwill impairment                                                         92,227
         Depreciation                                                                 6,838
         Issuance of common stock for services and expenses                         182,098                  510,167
         Change in operating assets and liabilities, net of
            effects from purchase of subsidiary
            Accounts receivable                                                      (6,556)
            Deposits                                                                  3,268                   (3,268)
            Accounts payable                                                         81,273                   39,510
            Other                                                                     2,500
                                                                          --------------------    --------------------
               Net cash used in operating activities                               (232,771)                (133,384)
Cash Flows From Investing Activities
      Cash acquired in purchase of subsidiary                                        26,082
      Purchase of furniture and equipment                                            (2,933)
      Net increase in loan receivable, related party                                 (9,140)
                                                                          --------------------    --------------------
               Net cash provided by investing activities                             14,009
Cash Flows From Financing Activities
      Net proceeds from debt, related parties                                        25,200                  132,287
      Net proceeds from debt                                                          7,082
      Proceeds from issuance of common stock                                        180,663                    1,500
      Proceeds from issuance of subsidiary's stock for cash                           9,000
                                                                          --------------------    --------------------
               Net cash provided by financing activities                            221,945                  133,787
                                                                          --------------------    --------------------
               Net increase in cash                                                   3,183                      403
Cash, beginning of year                                                                 452                       49
                                                                          --------------------    --------------------
Cash, end of year                                                         $            3,635      $               452
                                                                          ====================    ====================

No cash payments for interest or income taxes were made in 2002 or 2001.








NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  The Company and Summary of Significant Accounting Policies

 Delta Capital  Technologies,  Inc. ("the  Company") was  incorporated  in March
1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations.

The Company was in the development stage until April 2002, when its subsidiary, Homelands Security Inc. ("Homelands"), a Nevada corporation, acquired all the issued and outstanding shares of InterGlobe Investigation Services, Inc.
("InterGlobe") in exchange for 950,000 shares of Homelands' stock. InterGlobe's operations are the Company's primary source of revenue. InterGlobe provides investigation services to corporations and individuals primarily in Western
Canada that include security consulting, protection services and other investigative services. See Note 9 for additional information on this acquisition.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $594,419 and $679,793 in 2002 and 2001. Further, the Company has net deficiency in capital of $550,805 as of December 31, 2002, and has virtually no working capital. These factors raise concerns about the Company's ability to continue as a going concern.

The Company is seeking other acquisitions but it will need additional working capital to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon engaging in active business operations and obtaining additional working capital. Management is presently engaged in seeking additional working capital equity funding and plans to continue to invest in other businesses with funds obtained. However, if its efforts are unsuccessful, the Company may have to cease operations.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.





Foreign Operations and Currency Translation

The Company translates foreign assets and liabilities of its Canadian subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year.
Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiaries is sold or liquidated. At December 31, 2002 and 2001, there were no material gains or losses on foreign currency translations.
Translation adjustments, if any, will not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "General and administrative" in the consolidated statements of operations. Such amounts were not material in 2002 or 2001.

Revenue Recognition

Marketing and investigative services revenue is recognized as services are performed, the fees are fixed and determinable, collectibility is probable, and no significant Company obligations with regard to the services remain.

Stock-Based Compensation

The Company has a 2002 Benefit Plan, which is described more fully in Note 10.
The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees will be measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. Compensation cost for stock options granted to non-employees will be measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. In accordance with APB No. 25, the Company records compensation costs only for stock options issued to non-employees. No options have been issued under this plan.

Warrants

At December 31, 2002, the Company had outstanding warrants to purchase
443,487shares of the Company's common stock at prices ranging from $0.15 to $0.25 per share. The warrants were exercisable on issuance and expire at various dates through December 2004.





Taxes on Income

The Company accounts for income taxes in accordance with the liability method.
Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be receivable against future taxable income.

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

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 3,836,349 and 615,672 for the years ended December 31, 2002 and 2001, respectively. Warrants were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive.

Use of Estimates

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

Comprehensive Income

The Company had no items of other comprehensive income in 2002 or 2001.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities.
SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will have no material impact on its financial condition or results of operations.




Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, loans receivable and accounts payable, and notes, loans and advances payable. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and market rates of interest.

Cash

Cash includes the checking accounts and a certificate of deposit held at banks in the United States and in Canada.

Accounts Receivable

Accounts receivable consists of amounts due from customers located primarily in Western Canada. The Company considers accounts greater than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is generally written off against the allowance. The Company generally does not require collateral for its accounts receivable. At December 31, 2002, management believes no allowance for uncollectible accounts is necessary. A receivable from one company comprises 42% of accounts receivable at December 31, 2002.

Furniture and Equipment

Furniture and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for
Impairment or Disposal of Long-Lived Assets," became effective for years beginning after December 15, 2001. The Company has adopted this statement in 2002, and the application of this pronouncement has not had a material effect on the Company's financial position, cash flows or results of operations.

Note 2.  Income Taxes

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                                                  December 31
                                                                   ------------------------------------------
                                                                          2002                   2001
                                                                   -------------------     ------------------

Tax at statutory rate                                                 $     (202,000)         $     (231,000)
Impairment of goodwill                                                        31,400
Change in valuation allowance for deferred
    tax asset                                                                170,600                 231,000
                                                                   -------------------     ------------------

                                                                   $                       $
       Income tax expense                                                          -                       -
                                                                   ===================     ==================




The Company's deferred tax asset is as follows:

                                                                                             December 31,
                                                                                                 2002
                                                                                          -------------------
                                                                                          -------------------

Deferred tax asset, from net operating loss carryforward                                     $   1,291,000
Less valuation allowance                                                                        (1,291,000)
                                                                                          -------------------
                                                                                          -------------------

                                                                                          $
Income tax expense                                                                                       -
                                                                                          ===================

The Company's U.S. net operating loss carryforwards will expire $405,000 in 2022, $684,000 in 2021, $2,526,000 in 2020, $143,000 in 2019, and $39,000 in
2018. The Company has approximately $75,000 of net operating loss carryforwards for Canadian income purposes that will expire years beginning 2005 through 2009.

Note 3.  Notes Payable to Stockholders

Note payable to a stockholder,  due on demand,  including  interest at 6%, secured by      $        67,338
all assets and revenues of InterGlobe

Note payable to a stockholder,  due July 2003,  including  interest at 6%, secured by all assets and  revenues of the Company,  convertible  to common stock of the Company
at $0.10 per share                                                                                  10,678
                                                                                          -------------------
                                                                                          -------------------

                                                                                           $        78,016
                                                                                          ===================

Note 4.  Notes Payable

Note  payable to an  unrelated  company,  due on demand,  including  interest  at 6%,      $        20,000
unsecured

Note payable to an individual,  due July 2003,  including  interest at 6%, secured by all assets and  revenues of the Company,  convertible  to common stock of the Company
at $0.10 per share                                                                                   2,265
                                                                                          -------------------
                                                                                          -------------------

                                                                                           $        22,265
                                                                                          ===================

Note 5.  Loans Payable and Advances from Related Parties

The Company had various loans and advances payable at December 31, 2002. The advances from related parties of $63,071 are due on demand and are non-interest bearing. These advances are due to an officer and shareholder of one of the Company's subsidiaries. Loans payable are unsecured, due on demand and bear interest at 12%.





Note 6.  Related Party Transactions

The Company has a loan receivable from a company that is owned by an officer and stockholder of one of the Company's subsidiaries. The loan is non-interest bearing, unsecured and due on demand.

During 2002, the Company issued 300,000 shares to three individuals for services in their capacity as directors of the Company.

Note 7.  Supplemental Disclosures With Respect to Statements of Cash Flows

Significant noncash transactions include:

o        The Company issued shares of common stock as payment of debt totaling $110,603 and $53,766 in 2002 and 2001, respectively.

o The Company issued 1,817,418 and 168,908 shares of common stock in exchange for consulting services in 2002 and 2001, respectively. The shares were valued at market on the issuance date.

o In 2001, the Company issued 1,000,000 (pre-reverse split) shares of its common stock valued at fair market value at date of acquisition of $50,000 to acquire another company. The Company reacquired these shares in exchange for the acquired company's shares resulting in a nonmonetary loss of approximately $50,000.

Note 8.  Legal Proceedings

A company filed suit against the Company for services and expenses it claimed were owed by the Company. A court entered judgment against the Company in the sum of CDN$174,257. The total of this judgment (US$109,806) has been recorded as a liability included in accounts payable as of December 31, 2002, $83,406 of which has been recorded as an expense in 2002, included in general and administrative expenses.

In October 2000, a former employee of Delta Capital Technologies, Inc. filed a claim asking for approximately CDN$22,600 for unpaid expenses and salary and vacation pay, and CDN$40,000 in general damages based upon a claim of unreasonable termination of employment. The Company has denied liability.
Settlement negotiations are ongoing. The Company has offered a settlement but has had no contact with the former employee since 2000. The financial statements do not include a liability for this claim as no amount is reasonably estimable.







Note 9.  Acquisition of a Company

Effective April 15, 2002, Homelands, purchased 100% of the outstanding shares of stock of InterGlobe, a British Columbia corporation, in exchange for 950,000 shares of Homelands common stock. The purchase was made because the Company believes it can enhance InterGlobe's ability to raise capital and improve its operations. As a result of this transaction, the Company's ownership of Homelands was reduced to 51.3%. This acquisition has been accounted for under the purchase method. Due to this acquisition, the Company recorded $92,227 of goodwill which is the amount that the liabilities exceeded the assets acquired.
Subsequent to the purchase, management of the Company determined that the goodwill related to this acquisition was impaired and recognized the loss from impairment in 2002.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                                                 2002
                                                                                          -------------------
                                                                                          -------------------

Current assets                                                                             $        30,556
Capital assets                                                                                      21,909
Goodwill                                                                                            92,227
                                                                                          -------------------
                                                                                          -------------------

         Total assets acquired                                                                     144,692

Current liabilities                                                                                 69,230
Long-term liabilities                                                                               75,462
                                                                                          -------------------
                                                                                          -------------------

         Total liabilities assumed                                                                 144,692
                                                                                          -------------------
                                                                                          -------------------

                                                                                          $
         Net assets acquired                                                                             -
                                                                                          ===================

From April 15, 2002, forward, the Company's consolidated statement of operations includes the revenue and expenses of InterGlobe. Combining InterGlobe's operating results for the year ended December 31, 2002 and 2001, with those of the Company results in the following pro forma data.
                                                                          2002                   2001
                                                                   -------------------     ------------------

Revenue                                                            $          93,715       $         160,679
Expenses                                                                     743,150                 850,765
                                                                   -------------------     ------------------
                                                                   -------------------     ------------------

         Pro forma net loss                                        $        (649,435)      $       (690,086)
                                                                   ===================     ==================
                                                                   ===================     ==================

         Pro forma loss per share                                  $           (0.17)      $          (1.12)
                                                                   ===================     ==================
This pro forma information may not be indicative of the actual results of the acquisition. The pro forma information is based on the historical financial statements of the Company and InterGlobe and has been prepared to illustrate the effects of the combination of the Company and InterGlobe as if the combination occurred January 1, 2001.

The pro forma information is based on available information and certain assumptions that management believes are reasonable. It should be read in connection with the historical financial statements of the Company and InterGlobe.




Note 10.  Stock-Based Compensation

In 2002, the Company issued an aggregate of 913,736 shares of its common stock to non-employees under its 2002 Benefit Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares reserved and available for all types of grants under the 2002 Plan is 1,000,000. Total compensation expense in connection with these issuances is an aggregate of $91,374. Shares issued are recorded at fair value at the date of issuance.

Note 11.  Subsequent Events

On January 1, 2003, Homelands acquired all the existing and outstanding shares of Dolphin Investigations Ltd. ("Dolphin") in exchange for three hundred thousand shares (300,000) of Homelands. The acquisition of Dolphin reduced the Company's interest in Homelands to that of a minority interest holder. The
Company will account for their acquisition using the purchase method. The
Company has not determined the purchase price allocation or the amount of resulting goodwill, if any.

On January 1st ,2003 Mr. Ken Maude  was appointed to the board of directors of the Company.

On January 1st ,2003 Mr. Christopher Humble was appointed to the board of directors of the Company.

On January 7, 2003, the Company issued 100,000 shares of its common stock to each of the following three individuals: Martin Tutschek, Ken Maude and Christopher Humble for services rendered. The Company relied upon section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only three offerees who were issued stock for consulting services; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4)there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

In March 2003, the Company entered into an agreement to purchase for $50,000 the license to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers. The Company has not yet determined whether this intangible asset will have a finite life for purposes of amortizing the cost.

On March 7, 2003, the Company issued 1,235,570 shares of its common stock to 2 individuals for cash. The individuals all reside in British Columbia, Canada.
The Company issued the shares in reliance upon Regulation S of the Securities
Act of 1933.

On March 28,2003 the Company issued 1,262,069 shares of its common stock to 4 individuals for cash. The individuals all reside in British Columbia, Canada.
The Company issued the shares in reliance upon Regulation S of the Securities
Act of 1933.






PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                                        Age                        Position(s) and Office(s)

Martin Tutschek                             42                        President and Secretary

Ken Maude                                   64                         Director

Christopher Humble                          54                         Director

Darwin C. B. Ross                           42                        Director


Martin Tutschek, Age 42

Mr. Tutschek born and raised in Vancouver B.C., Canada and graduated in 1983 from the University of Texas. In his current capacity he is a director and Chief
Financial Officer of Forum National Investments Ltd. an Over the Counter
Bulletin Board company (FMNIF OTC/BB) formerly Intravelnet.com. FMNIF's current business focus is as a leisure travel and information services company. The
Company is in the business of developing, marketing, and providing travel club and houseboat vacation club packages. Some of the Company's operations include:
a rapidly growing travel club (http://www.snowbirdvacations.com) with over 10,000 dues paying families in North America linked to the Company's network of thousands of participating resorts and other travel service providers; a houseboat Vacation Club providing vacation intervals to its members; a fleet of houseboats used to service the Vacation Club; and an ocean going luxury yacht for the small ship cruise market (Vancouver _ Alaska).

Prior to Joining FMNIF in October of 2001, Mr. Tutschek was employed by
Trader.com International for 4 four years; his most recent tenure as Manager
Business Development US operations. His primary role was the analysis, identification and implementation of complimentary business opportunities and the creation of the business and marketing plan for Trader.com US operations.
Prior to being promoted to this position he severed as Director of Circulation
North American Operations responsible for the delivery of over 120 weekly publications.

Ken F. Maude, Age : 64 Ken graduated in 1964 from the University of British
Columbia with a Bachelor of Arts degree and is a Certified General Accountant.
Ken started his career as a comptroller with Sears. For the past 32 years he has been the sole proprietor and operator of " Maude & Associates _ Certified
General Accountants, which specializes in providing tax advice for Canadian and Foreign companies. He has been involved with start-up and emerging companies for many years and has been instrumental in assisting them source capital.

Christopher H. Humble, Age _ 54, Certified General Accountant, Currently President & CEO of Business Transformations Inc.

Business Transformations is a full-service, business advisory consulting firm specializing in providing short and long-term growth solutions for Emerging
Growth, Canadian companies. The company is quite unique in that it also offers support to clients who wish to enter the USA marketplace.

Consulting expertise include: Business Plan Assessment, which incorporates the composition of plans or the full assessment of current business plans, strategic planning, and goal setting; Business Management, which includes contract negotiations with banks, distributors, strategic alliances and key customers;
Market Development, market research, competitive analysis, market assessment, marketing plans and strategy, including implementation, communications and public relations; Organizational Development, including workflow and operations analysis, crisis management which incorporates growth and reduction strategies;
Financial Management, which incorporates the raising of capital and securing appropriate investors, franchising, licensing, distribution, and negotiations, including transactions and businesses-for-sale management and finally, Human
Resource Management, which includes executive and board-level recruitment, governance and board advisory services.

 Darwyn C. B. Ross, Age 42 Mr. Ross is currently a practicing barrister and solicitor in Manitoba where he is a partner at the law firm of Patterson Ross.
Mr. Ross has served as an officer and director of many publicly traded companies and has been engaged in the real estate and oil and gas industries for a number of years. As both principal and investor, Mr. Ross has been engaged in the preliminary financings of a variety of business ventures and has participated in multiple public financings.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of four persons who during the fiscal year ended December 31st
, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

 Mr. Tutschek was appointed to the board of directors of the Company in October, 2000. Mr Tutschek was appointed the President of the Company on July 31st 2002.
Mr. Tutschek failed to file a Form 3 in a timely manner. Mr. Tutschek further failed to timely file a Form 5 for the year ended December 31, 2002.

 Mr. Ross was appointed to the board of directors of the Company in October, 2000. Mr Ross resigned as the President of the Company on July 31st , 2002. Mr.
Ross failed to file a Form 3 in a timely manner. Mr. Ross further failed to timely file a Form 5 for the year ended December 31st , 2002.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2002, 2001 and 2000. The following table provides summary information for each of the last three fiscal years concerning cash and non cash compensation paid or accrued by the Company to or on behalf of the president.









                           SUMMARY COMPENSATION TABLE
--------------------------- --------------------------------- --------------------------------------------------------
                            Annual Compensation               Long Term Compensation
--------------------------- --------------------------------- --------------------------------------------------------
------------------------------------------------------------- ----------------------------- --------------------------
                                                              Awards                        Payouts
------------------------------------------------------------- ----------------------------- --------------------------
------------------- ------- -------- ------- ---------------- -------------- ------------- ---------- ----------------

Name and            year    salary   Bonus   Other Annual     Restricted     Securities    LTIP       All Other
Principal Position                           Compensation     Stock Awards   Underlying    Payouts    Compensation
                                                                             Options
                                                                             Sars #
------------------- ------- -------- ------- ---------------- -------------- ------------- ---------- ----------------

Martin Tutschek      2002      -       -            -            100,000          -            -             -
President
                     2001      -       -            -               -             -            -             -

                     2000      -       -            -               -             -            -             -
------------------- ------- -------- ------- ---------------- -------------- ------------- ---------- ----------------

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of May 21, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of May 21, 2003, there were 7,961,353 shares of common stock issued and outstanding.




















------------------------------ ------------------------------------ --------------------------- ---------------
       Title of Class            Name and Address of Beneficial         Amount and Nature         Percent of
                                              Owner                  of Beneficial Ownership        class
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock                     Martin Tutschek
     ($0.001 par value)            Suite 440-375 Water Street
                                     Vancouver, B.C., Canada                                        2.51%
                                            V6B 5C6.                         200,000
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock                        Ken Maude
     ($0.001 par value)         303 -1130 West Pender Vancouver,
                                           B.C. Canada                                              1.25%
                                             V6E 4A4                         100,000
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock                   Christopher Humble
     ($0.001 par value)           312 -151 St. Andrews Street,
                                     Victoria, B.C., Canada                                         1.25%
                                             V8V 2M9                         100,000
------------------------------ ------------------------------------ --------------------------- ---------------
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock                       Darwyn Ross
     ($0.001 par value)                331 Addington Drive
                                    Red Deer, Alberta, Canada                                       1.25%
                                             T4R 3H7                         100,000
------------------------------ ------------------------------------ --------------------------- ---------------
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock             All officers and directors as a             500,000                6.26%
     ($0.001 par value)                       group
------------------------------ ------------------------------------ --------------------------- ---------------

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8_K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S_B are listed in the Index to Exhibits beginning on page 24 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.  The Company no reports on Form 8-K during the period covered by this report.


ITEM 14.   CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.





































                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May 2003.

                        Delta Capital Technologies, Inc.


                                            /s/ Martin Tutschek
                                            By: Martin Tutschek, President and Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                               Date


/s/ Martin Tutschek
Martin Tutschek,           President and Chief Financial Officer                05/23/03


/s/ Christopher Humble
Christopher Humble,                 Director                                    05/23/03

/s/ Ken Maude
Ken Maude,                          Director                                    05/23/03


/s/ Darwyn Ross
Darwyn Ross,                        Director                                    05/23/03














 CERTIFICATION  PURSUANT TO RULE 13a-14 OF THE SECURITIES  EXCHANGE ACT OF 1934,
AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin Tutschek, president and chief financial officer of Delta Capital Technologies, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Delta Capital Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003

/s/ Martin Tutschek
Martin Tutschek, president and chief financial officer








                                INDEX TO EXHIBITS



EXHIBIT  PAGE
NO.               NO.                        DESCRIPTION
---               -----------

3(i)              *                 Articles of Incorporation dated March 4, 1998.
                                    (Incorporated by reference from Form 10SB
filed with the SEC on January 5, 2000.)

3(ii)                                       * Amended Articles of Incorporation
                                            dated April 23, 1998. (Incorporated
                                            by reference from Form 10SB filed
                                            with the SEC on January 5, 2000.)

3(iii)               *              By-Laws of Delta Capital dated April 23, 1998.
                                            (Incorporated by reference from Form 10SB filed
                                             with the SEC on January 5, 2000.)

3(iv)             27                Amended Articles of Incorporation dated January 4, 2002.



                               Material Contracts



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

10(iv)            *        Agreement rescinding Purchase and Sale Agreement of May 4, 2001,dated
                           October 31, 2001. . (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(i)             *        Debt Settlement Agreement dated January 8, 2002 between Delta
                           Capital Technologies,Inc. and Bayside Management Corp. . (Incorporated
                           by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(ii)            *        Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                           Technologies, Inc. and Churchill Resource Group, Inc. . (Incorporated by
                           reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(iii)           *        Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                           Technologies, Inc. and BP Equity Management Corp. . (Incorporated by
                           reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(iv)            *        Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                           Technologies, Inc. and Jeff Young. . (Incorporated by reference from the
                           10-QSB filed with the SEC on June 6, 2002.)

10(v)             *        Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                           Technologies, Inc. and Bonanza Mgmt. LTD. . (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(vi)            *        Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                           Technologies, Inc. and Peter Kent Carasquero. . (Incorporated by
                           reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(vii)           *        Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                           Technologies, Inc. and Hospitality Financial Services LTD. .
                           (Incorporated by reference from the 10-QSB filed with the SEC on June 6,
                           2002.)

10(viii) *        Fee Agreement dated January   2002 between Delta Capital Technologies,
                           Inc. and Kent Carasquero . (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(ix)            *        Stock Purchase and Sale Agreement dated March 8, 2002 between Delta
                           Capital Technologies, Inc. and Homelands Security Inc. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(x)             *        Debt Settlement Agreement dated November 11, 2002 between Delta
                           Capital Technologies, Inc. and Jam Corporate Consultants Ltd.

10(xi)            24       License Agreement between Delta Capital Technologies, Inc. and
                           Net Cash Services. Inc.

99.1              33       Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.






                                STATE of DELAWARE
                           CERTIFICATE of AMENDMENT of
                          CERTIFICATE of INCORPORATION
                                       of
                                                   DELTA CAPITAL TECHNOLOGIES, INC.


* First: That at a meeting of the Board of Directors of Delta Capital
Technologies, Inc., held December 20, 2001, resolutions were duly adopted setting forth proposed amendments of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and resulting in the entry of Shareholder Consents to Action without a Meeting by 50.22% of the holders of the issued and outstanding shares of the corporation, said corporation thereby approving the proposed actions. The resolution setting forth the proposed amendment is as follows:

Resolved, that the Certificate of Incorporation of the Corporation be amended by changing the fourth paragraph, so that, as amended, the fourth paragraph of the said Certificate of Incorporation shall be and read as follows: "The amount of total authorized shares of stock of this corporation is 25,000,000 shares with a par value of $0.001 per share."

* Second: The necessary number of shares as required by statute were voted in favor of the amendment.

* Third: That the said amendment were duly adopted in accordance with the provisions of Section 228 of the General Corporation Law of the State of Delaware.

* Fourth: That the capital of said corporation shall not be reduced under or by reason of said amendment.

IN WITNESS WHEREOF, said Delta Capital Technologies, Inc. has caused this certificate to be signed by its Secretary this 4th  day of January, 2002

                            BY:   /s/ Judy A. Miller
                                ------------------------------------------
                            Judy A. Miller, Secretary and Director











                                LICENCE AGREEMENT


THIS AGREEMENT is dated for reference the 1st day of March 2003.

BETWEEN:

                  DELTA  CAPITAL  TECHNOLOGIES,  INC.,  a company  duly  incorporated  under the laws of Delaware  and having offices located at Suite 440 - 375 Water Street, Vancouver, B.C., Canada V6B 5C6

                  (hereinafter called the "Purchaser")

                                                                                                                 OF THE FIRST PART
AND:

                  NET CASH SERVICES,  INC. a company duly incorporated  within the Province of British Columbia having an office located at 8948 Corona Place, Burnaby, British Columbia, NV3J 7A5

                           (hereinafter together called the "Vendor" or `Principal")

                                                                                                                OF THE SECOND PART


WHEREAS:

A.                The Vendor has a license to sell and deploy the Triton product line of non-depository, indoor cash dispensers.

B.          Vendor  has the right to enter into this  Agreement  and assign its  license to the  Purchaser  as long as  Purchaser agrees to abide by and continue to uphold the terms and conditions set forth in the "Pricing  Agreement  Agreement"  (Schedule
   "A");

C. Based upon the representations and warranties set forth herein, the Purchaser has agreed to purchase from the Vendor and the Vendor has agreed to sell to the Purchaser, on the terms and conditions set forth herein, all Rights to sales and marketing of the Triton product line of non-depository, indoor cash dispensers for the sum of $50,000 USD (the
         "Purchase Price")

         NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the aforesaid agreements and the mutual covenants and conditions herein contained, the Purchaser covenants and agrees with the Vendor, and the Vendor covenants and agrees with the Purchaser as follows:






SECTION   1.
                         INTERPRETATION AND DEFINITIONS

SECTION   1.1                       Definitions

         For all purposes of this Agreement:

(a)               "Closing Date" means the 31st day of March, 2003, or such other date as the Parties hereto may mutually agree;

(b)               "Exchange" means the Over-The-Counter Bulletin Board Quote System.

(c)               "Purchase Price" means, Fifty Thousand USD;

(d)               "Purchaser" means DELTA CAPITAL TECHNOLOGIES, INC.

(e)               "Vendor" or "Vendors" means NET CASH SERVICES, INC.


SECTION   1.2                       Interpretation

         For all purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

(a)               "This Agreement" means this Agreement and all Schedules attached hereto;

(b) Any reference in this Agreement to a designated "Article", "Section", "Schedule" or other subdivision refers to the designated Article, Section, Schedule or other subdivision of this Agreement;

(c) The headings used in this Agreement are for convenience only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision hereof;

(d)    The words  "herein" and  "hereunder"  and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section or other subdivision of this Agreement;

(e) Unless otherwise stipulated herein, all references to currency are deemed to mean lawful money of the United States of America and all amounts to be calculated or paid pursuant to this Agreement are to be calculated in lawful money of the United States of America;

(f) The word "including", when following any general statement term or matter, is not to be construed to limit such general statement, term or matter to the specific items or matters set forth immediately following such work or to similar items or matters, whether or not non-limited language (such as "without limitation" or "but not limited to" or words of similar import) is used with reference thereto but rather refers to all other items or matters that could reasonably fall within the broadest possible scope of such general statement, term or matter;

(g) Any reference to a statute includes and, unless otherwise specified herein, is a reference to such statute and to the regulations made pursuant thereto, with all amendments made thereto and in force from time to time, and to any statute or regulations that may be passed which has the effect of supplementing or superseding such statute or such regulation;

(h)     Words  importing the  masculine  gender  include the feminine or neuter gender and words in the singular  include the plural, and vice versa; and

(i) "Person" means an individual, corporation, body corporate, partnership, joint venture, association, trust or unincorporated organization or any trustee, executor, administrator or other legal representative.

SECTION   1.3                       Schedules

The following are the Schedules to this Agreement, and are incorporated herein by reference:

         Schedule "A":     Pricing Agreement

         Schedule "B": License to sell the Triton product line of non-depository, indoor cash dispensers.

SECTION   2.
                                PURCHASE AND SALE

SECTION   2.1              Purchase and Sale

A. Based upon the representations, warranties and covenants of the parties herein contained and subject to the conditions herein contained, the Purchaser hereby purchases and the Vendor hereby sells the rights to Market and Sell, the Triton product line of non-depository, indoor cash dispensers.

                  B        Consideration

In consideration of the purchase and sale herein contemplated and in complete satisfaction of the purchase price for the Technology Licence the Purchaser shall:

(a)   Advance  Fifty  Thousand (USD  $50,000) for the  Marketing  and Sales  Licence  rights to the Triton  product line of non-depository, indoor cash dispensers.

SECTION   3.
           REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE PURCHASER

SECTION   3.1              Purchaser's Representations and Warranties

The Purchaser represents and warrants to The Vendor as continuing representations and warranties which are true and correct on the date hereof or, if any such representation and warranty is expressed to be made and given in respect of a particular date other than the date hereof, then such representation and warranty shall be true and correct on such date, and all representations and warranties herein shall be true and correct on each day thereafter to and including the Closing Date with the same effect as if made and given on and as of each such day, that:

(a) The Purchaser is a company duly incorporated, validly existing and in good standing under the laws of Delaware and has the necessary corporate capacity and is fully qualified in each jurisdiction in which it carries on business or holds assets to carry on the business which it now carries on and to hold the assets which it now holds;

(b) The Purchaser holds all permits, licenses, consents and authorities issued by any government or governmental authority which are necessary in connection with the operation of its business and of the ownership of its business and of the ownership of its properties and assets;

(c) The Purchaser has not declared or paid any dividends of any kind nor declared nor made any other distributions or any kind whatsoever including, without limitation, by way of redemption or repurchase of the Purchaser's Common Shares or reduction of capital;

(d) There has been no material adverse change in the financial condition and position of the Purchaser and no damage, loss destruction or other change in circumstances materially affecting the business, property or assets of the Purchaser or its right or capacity to carry on business since the date of the Financial Statements of the Purchaser;

(e) The Purchaser has not engaged in any transaction nor made any disbursement or assumed or incurred any liability or obligation or made any commitment, including, without limitation, any forward purchase commitment or similar obligation, to make any expenditure which would materially adversely affect its operations, property, assets or financial condition;

(f) The Purchaser has not purchased, leased or acquired or agreed to purchase, lease or acquire, any additional property or assets and has not sold, transferred, disposed, mortgaged, pledged, charged, leased or otherwise encumbered, or agreed to sell, transfer, dispose of, mortgage, pledge, charge, lease or otherwise encumber, any of its property or assets other than those acquired by it or sold, disposed of or encumbered by it in the course of its normal and ordinary day to day business;


(g)    The Purchaser has not waived or surrendered  any right of substantial  value and has not made any gift of money or of any of its property or assets;

(h)               The Purchaser has carried on its business in the normal course;

(i)               Other than previously disclosed by the Purchaser to The
                  Vendor, The Purchaser does not have outstanding any continuing contractual obligations whatsoever relating to or affecting the conduct of its business or any of its property or assets or for the purchase, sale or leasing of any property other than those contracts entered into by it in the course of its normal and ordinary day to day business;

(j) Other than previously disclosed by the Purchaser to The Vendor and the Principals, there are no management contracts or consulting contracts to which the Purchaser is a party or by which it is bound, no amount is payable or has been agreed to be paid by the Purchaser to any person as remuneration, pension, bonus, share of profits or other similar benefit, and no director, officer or member, or former director, officer or member, of the Purchaser, nor any associate or affiliate of any such person, has any claims of any nature against, or is indebted to the Purchaser;

(k)

 The Purchaser is not in default under or in breach of, or would, after notice or lapse of time or both, be in default under or in breach of, and neither this Agreement nor the consummation of the transactions contemplated hereby will conflict with, constitute a default under, result in a breach of, entitle any person or company to a right of termination under, or result in the creation or imposition of any lien, encumbrance or restriction of any nature whatsoever upon or against the property or assets of the Purchaser under its constating documents, any contract, agreement, indenture or other instrument to which it is a party or by which it is bound, any law, judgment, order, writ, injunction or decree of any court, administrative agency or other tribunal or any regulation of any governmental authority, and all such contracts, agreements, indentures, or other instruments are in good standing and the Purchaser is entitled to all benefits thereunder;

(l) There are no actions, suits proceedings or investigations pending to the knowledge of the Purchaser, threatened against or affecting the Purchaser, at law or in equity, before or by any court, administrative agency or other tribunal or any governmental authority, other than as previously disclosed to the Principal;

(m) The Purchaser has good and marketable title or leasehold title to all of its properties and assets shown or reflected in the Financial Statements of the Purchaser and such properties and assets are free and clear of any liens, charges or encumbrances;

(n) The Financial Statements of the Purchaser are true and correct in every material respect, were prepared in accordance with generally accepted accounting principles and fairly reflect the business, property, assets and financial position of the Purchaser as at the date of the Financial Statements of the Purchaser and the results of its operations for the period then ended and there are no liabilities of the Purchaser, contingent or otherwise, not reflected in the Financial
                  Statements of the Purchaser;

(o) There are no contractual obligations of the Purchaser considered onerous by the Purchaser which have not been disclosed to the Principal and the Purchaser has no information or knowledge of facts pertaining to the Purchaser which, if known to The Vendor, might reasonably be expected to deter The Vendor from completing the transactions contemplated hereby;

(p)     That no change  will occur in the  constating  documents  or Articles  of the  Purchaser  from the date hereof to the
        Closing Date; and

(q) The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and is duly qualified as a foreign corporation in all jurisdictions in which the failure to so qualify would have a material adverse effect on the Company and its subsidiaries taken as a whole. The Company is not an investment company subject to reporting requirements of the Investment Company
                  Act of 1940. The Company is not a development stage company that either has no specific business plan or purpose or has indicated that its business is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

SECTION   3.2              Covenants of the Purchaser

The Purchaser covenants and agrees with the Vendor that:

(a) The Purchaser will, both before and after the Closing Date, execute and do all such further deeds, things and assurances as may be required in the reasonable opinion of the Vendor's counsel for more perfectly consummating the transactions contemplated herein;

(b) If required by the Regulatory Authorities or considered necessary or appropriate by the Purchaser's Counsel, the Purchaser will forthwith take steps to convene either an annual general meeting or an extraordinary general meeting of its shareholders at the earliest opportunity and shall use its best efforts to obtain the approval by the shareholders of the terms of this Agreement;

SECTION   3.3              Negative Covenants

                  The Purchaser further covenants and agrees with the Principal and The Vendor that it will not, prior to the Closing Date, except with the prior written consent of The Vendor;

(a) Make or assume any commitment, obligation or liability which is outside of the usual and ordinary course of the business of the Purchaser and for the purpose of carrying on the same, but the Purchaser will operate its properties and carry on its business as heretofore and will maintain all of its properties, rights and assets in good order and repair;

(b) Declare or pay any dividends on its common shares or make any other  distributions  or  appropriations  of profits or capital;

SECTION   4.
                                   CONDITIONS

SECTION   4.1              Purchaser's Conditions

                  The obligations of the Purchaser to complete the transactions contemplated hereby are subject to the following conditions
                  (which are for the exclusive benefit of the Purchaser) having been satisfied or expressly waived in writing by the
                  Purchaser:

(a) Prior to the Closing Date the Purchaser shall not have become aware of any breach of any of the covenants, warranties or representations of the Vendor set forth in PARTS 5 and 6 hereof;

(b) All of the covenants and agreements of the Vendor to be observed or performed on or before the Closing Date pursuant to the terms hereof shall have been duly observed or performed; and

(c) Such documents and other materials (including any materials requested for the Purchaser's due diligence purposes) in form and content necessary to transfer the specific Sales and Marketing Licence from the Vendors to the Purchaser as Purchaser's counsel considers appropriate shall have been delivered by the Vendors to the Purchaser.

SECTION   4.2              Vendor's Conditions

                  The obligations of the Vendor to complete the transactions contemplated hereby are subject to the following conditions
                  (which are for the exclusive benefit of the Vendor) having been satisfied or expressly waived in writing by the Vendor:

(a) That this Agreement and all documents prepared in connection with this Agreement have been duly executed and authorized and are valid and binding on the Purchaser in accordance with their terms;

(b)               All consents, approvals and authorizations of the Regulatory
                  Authorities required in connection with the transactions herein contemplated have been obtained and are in full force;

(c)     Prior to or on the Closing Date the Vendors  shall not have become aware of any breach of any of the  warranties  and representations of the Purchaser set forth in Section 3;

(d)     All of the  covenants  and  agreements  of the  Purchaser  to be observed or  performed on or before the Closing Date pursuant to the terms hereof shall have been duly observed or performed;

(e)     The  Purchaser  has  delivered  to the  Vendors on the Closing  Date all of the  documents  required to be  delivered hereunder; and

(f) The transactions contemplated by this Agreement shall have been approved by those Regulatory Authorities having jurisdiction on conditions reasonably acceptable to the Vendors.


SECTION   4.3              Closing Documents

                  On the Closing Date the Vendor shall deliver to the Purchaser and the Purchaser shall deliver to the Vendor, the documents and other materials as more particularly set forth in Schedule
                  "A" and "B" attached hereto and forming a part hereof.

SECTION   5.
                       COVENANTS OF THE PRINCIPAL & VENDOR


SECTION   5.1              Vendor's and Principal's Covenants

                      SECTION 5.2 The Principal and the Vendor hereby covenant and agree with The Purchaser that:

(a) The Vendor is the sole and exclusive owner of any and all Licence rights as set forth in Schedule "A" and that the Vendor has validly obtained and is duly vested with the right to sell licence and that the Vendor has full right and authority to enter into this Agreement;

SECTION   6.
                         REPRESENTATIONS AND WARRANTIES

SECTION  6.1      Vendor's Representations and Warranties

The Vendor represents and warrants to the Purchaser as continuing representations and warranties, which are true and correct on the date hereof or, if any such representation and warranty is expressed to be made and given in respect of a particular date other than the date hereof, then such representation and warranty shall be true and correct on such date, and all representations and warranties herein shall be true and correct on each day thereafter to and including the Closing Date with the same effect as if made and given on and as of each such day, that:

(a) The Vendor will ensure that any applicable trade names are transferred to the Purchaser in connection with the Licence contemplated hereby, and that if deemed advisable, the Vendor will obtain registration of such trade names or trade styles;

(b) The Vendor holds all permits, licenses, consents and authorities issued by any government or governmental authority which are necessary in connection with the operation of its business and of the ownership of its business and of the ownership of its properties and assets;

(c) There has been no material adverse change in the financial condition and position of the Vendor and no damage, loss destruction or other change in circumstances materially affecting the Technology or the Vendor's right or capacity to carry on business since the date of the last Financial
                  Statements of the Vendor;

(d) The Vendor has not engaged in any transaction nor made any disbursement or assumed or incurred any liability or obligation or made any commitment, that has not already been disclosed to Purchaser including, without limitation, any forward purchase commitment or similar obligation, to make any expenditure which would materially adversely affect the License;

(e) Other than as set forth herein, the Vendor has not purchased, leased or acquired or agreed to purchase, lease or acquire, any additional property or assets and has not sold, transferred, disposed, mortgaged, pledged, charged, leased or otherwise encumbered, or agreed to sell, transfer, dispose of, mortgage, pledge, charge, lease, license, sub-license or otherwise encumber, any of its property or assets other than those acquired by it or sold, disposed of or encumbered by it in the course of its normal and ordinary day to day business;

(f)               The Vendor has carried on its business in the normal course;

(g) The Vendor does not have outstanding any continuing contractual obligations whatsoever relating to or affecting the Technology other than those contracts entered into by it in the course of its normal and ordinary day to day business;

(h) The Vendor is not in default under or in breach of, or would, after notice or lapse of time or both, be in default under or in breach of, and neither this Agreement nor the consummation of the transactions contemplated hereby will conflict with, constitute a default under, result in a breach of, entitle any person or company to a right of termination under, or result in the creation or imposition of any lien, encumbrance or restriction of any nature whatsoever upon or against the License.

(i) There are no actions, suits proceedings or investigations pending to the knowledge of the Vendor or the Principal, threatened against or affecting the Vendor, at law or in equity, before or by any court, administrative agency or other tribunal or any governmental authority;

(j)               The Vendor has good and marketable title to the License.

(k) With respect to the Technology, there are no contractual obligations of the Vendor considered onerous by the Vendor or the Principal, acting reasonably, which have not been disclosed to the Purchaser and the Principal and the Vendor have no information or knowledge of facts pertaining to the Vendor which, if known to the Purchaser, might reasonably be expected to deter the Purchaser from completing the transactions contemplated hereby;

SECTION   7.
                                   TERMINATION

SECTION 7.1 Method of Termination. This Agreement may be terminated by either Party hereto if and only if the other Party (the
                  "Defaulting Party") is in material breach of any of its obligations hereunder and fails to remedy such breach within 60 days following receipt by the Defaulting Party of written notice from the non-defaulting Party advising of such breach.

 SECTION 7.2 Event of Default.  This Agreement will  automatically  terminate if the Purchaser becomes insolvent,  bankrupt  -----------------  or subject to the
provisions  of  the  Winding-up  Act,  Company  Creditors   Arrangement  Act  or
Bankruptcy  Act,   including  but  without   limitation,   if  any  composition,
arrangement,  proposal or petition under the bankruptcy  laws is entered into or filed  by or  against  it or  if a  receiver,  receiver-manager  or  trustee  in bankruptcy  or similar  officer is appointed  to take charge of the  Purchaser's affairs or if dissolution  proceedings are commenced by or against the Purchaser or if the Purchaser goes into liquidation,  either voluntarily or under an order of a court of competent  jurisdiction,  of if it makes a general  assignment for the benefit of creditors or otherwise acknowledges its insolvency.

SECTION           7.3 Confidential Information. Upon any termination of this
                  Agreement, the Purchaser will forthwith return to the Vendor all documents, instruments, drawings, plans or other materials containing confidential information relating to the Technology, whether such confidential material is in its possession or in the possession of any licensee or any other person.

SECTION   8.
                                                       GENERAL

SECTION 8.1 Survival of Covenants, Representations and Warranties. The covenants, representations and warranties of the Purchaser and the Vendor contained herein or in certificates or documents delivered pursuant to or in connection with this Agreement will survive the completion of this Agreement and, notwithstanding the completion of the transactions contemplated in this Agreement, will continue in full force and effect from and after the date of this Agreement.

SECTION   8.2    Indemnity to The Purchaser.  Without  prejudicing  any other remedy  available to the Purchaser at law or in
                 --------------------------

 equity,  the  Vendor  covenants  and  agrees on demand  to  indemnify  and hold harmless the Purchaser from and against all losses,  judgments,  amounts paid in
settlement  of  actions  or  claims,   liabilities  (whether  accrued,   actual,
contingent  or  otherwise),  claims,  costs,  deficiencies,   damages,  expenses
(including  but not limited to legal fees and  disbursements  on a solicitor and his own client basis),  demands and injury in any manner accruing from,  arising out of or with respect to or relating to any  representation  or warranty of the
Vendor  contained  herein being untrue or incorrect or its failure to observe or perform any of its obligations pursuant to this Agreement or any other agreement or instrument executed and delivered by it pursuant to this Agreement.



SECTION 8.3 Notices. Every notice, request, demand, direction or other communication required or permitted to be given pursuant to this Agreement by any party to another will be deemed to be well and sufficiently given if in writing and delivered or transmitted by facsimile to the parties at the addresses first above written or to such other address as is specified by the particular party by notice to the others, and any such notice shall be deemed to be received on the day of such delivery.

SECTION 8.4 Amendment or Termination. Except as otherwise provided herein, this Agreement may not be amended or terminated except by an instrument in writing executed by both parties hereto.

SECTION   8.5       Transfer or Assignment.  This  Agreement and the rights  hereunder may not be transferred or assigned by any
                           ----------------------
                  party without the written consent of both parties.

SECTION 8.6 Further Agreements. The Parties hereto agree that they will prepare, execute and deliver such further or other agreements as may be necessary or expedient to give effect to the transactions contemplated hereunder.

SECTION 8.7 Governing Law. This Agreement is and will be deemed to have been made in Nevada and for all purposes will be governed exclusively by and construed and enforced in accordance with the laws prevailing in Delaware and British Columbia and the rights and remedies of the parties will be determined in accordance with those laws.

SECTION 8.8 Cumulative Remedies. The rights of the parties provided in this Agreement are cumulative and no exercise or enforcement by the parties of any right or remedy under this Agreement will preclude the exercise or enforcement by the parties of any other right or remedy under this Agreement or otherwise available to the parties at law or in equity.

SECTION 8.9 Counterparts. This Agreement may be executed in any number of counterparts with the same effect as if both parties to this Agreement had signed the same document and all counterparts will be construed together and constitute one and the same instrument.

SECTION   8.10             Time.  Time is of the essence in the performance of each obligation under this Agreement.
                           ----

SECTION 8.11 Further Assurances. The parties hereto will execute and deliver all such further documents and instruments and do all such further acts and things as any other party reasonably requests to evidence, carry out and give full effect to the terms, conditions, intent and meaning of this Agreement.

Enurement.  This  Agreement will enure to the benefit of and be binding on the respective  successors and permitted  assignees of both
---------
parties.











IN WITNESS WHEREOF this Agreement has been executed by the parties hereto on the day and date first above written.


THE COMMON SEAL OF                          )
DELTA CAPITAL TECHNOLOGIES, INC. )
was hereunto affixed in the                          )
presence of:                                         )
                                                              )                 C/S
                                                              )
Authorized Signatory                                 )


THE COMMON SEAL OF
NET CASH SERVICES, INC.             )
was hereunto affixed in the presence of:    )
                                                     )
                                                              )                 C/S
-----------------------------------------------------------
Authorized Signatory                                 )



















EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of the Delta Capital Technologies, Inc.
("Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Martin Tutschek, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Martin Tutschek
Martin Tutschek, President and Chief Financial Officer



