Form 10QSB
period 2003-03-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2003-06-23
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended March 31, 2003.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
transition period from ______ to ______.

Commission file number: 000-27407

DELTA CAPITAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0187705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 440-375 Water Street , Vancouver, B.C., Canada V6B 5C6
(Address of principal executive office)          (Zip Code)

604-312-0663
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of June 23, 2003 was 8,961,353.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Delta Capital Technologies, Inc., a Delaware corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of March 31, 2003 and statements of operations, statements of changes and shareholders’ equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. We used herein, such statements may us words such as “may”, “will”, “expect”, “believe”, “plan” and similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date hereof. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in international, national and local business and economic condition, competition, changes in interest rates, actions by competitors, actions by government authorities, uncertainties associated with legal proceedings, technological development, future decisions by management in response to changing conditions and misjudgements in the course of preparing forward-looking statements. The foregoing list of factors is not exhaustive.

4

DELTA CAPITAL TECHNOLOGIES, INC.
BALANCE SHEET
March 31, 2003
(Unaudited)

ASSETS
Current assets
Cash	$102
Loan to Affiliate	8,844

Total Current Assets	$8,946
License	50,000
Total Assets	58,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$382,283
Obligation for License	7,576
Note Payable	20,000
Loans Payable	27,766
Shareholder Loan	1,000
Deposits	2,500

Total current liabilities	441,125

Minority interest

Stockholder’s Equity (Deficit)
Common stock, $.001 par value	8,262
Additional paid-in capital	7,184,113
Accumulated Deficit	(7,574,554)

(382,179)

$58,946

The accompanying notes are an integral part of these financial statements

F2

DELTA CAPITAL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	March 31,	March 31,
	2003	2002

Revenue
Gain from partial
disposition of subsidiary	$125,624	$-

Expenses
General and
administrative	8,845	138,987

Net income (loss)	$116,779	$(138,987)

Basic and diluted income
(loss) per share	$0.01	$(0.06)

The accompanying notes are an integral part of these financial statements

F3

DELTA CAPITAL TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from December 31, 2002 to March 31, 2003
(Unaudited)

	Common Stock				Additional		Accumulated
	Shares		Amount		Paid in Capital		Deficit		Total

		$		$		$		$
Balance, December 31, 2002	5,463,714		5,464		7,135,064		7,691,333		(550,805)
Issuance of stock for services	300,000		300		2,700				3,000
(January 2003)
Issuance of stock for Cash	2,497,639		2,498		46,349				48,847
(March 2003)
Net Income for the period							116,779		116,779

Balance, March 31, 2003 (Unaudited)	8,261,353		$8,262		$7,184,113		$(7,574,554)		$(382,179)

The accompanying notes are an integral part of these financial statements.

F4

DELTA CAPITAL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	March 31,	March 31,
	2003	2002

Cash Flows From Operating Activities
Net income (loss)	$116,779	$(138,987)
Gain on partial disposition of subsidiary net of cash	(128,986)
Adjustments to reconcile net loss to net cash used in
operating activities
Issuance of common stock for services and expenses	3,000	41,000
Decrease in accounts payable		(21,217)
Increase in prepaid expenses		(21,000)

Net cash from operating activities	(9,207)	(140,202)

Cash Flows From Investing Activities
Acquisition of License	(42,424)

Cash Flows From Financing Activities
Advances to affiliate	(749)
Proceeds from advances		1,950
Proceeds from issuance of common stock	48,847	137,800

Net cash provided by financing activities	48,098	199,750

Net increase (decrease) in cash	(3,533)	(452)
Cash, beginning of period	3,635	452
Cash, end of period	$102	$0

No cash payments for interest or income taxes have been made.

The accompanying notes are an integral part of these financial statements.

F5

DELTA CAPITAL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003
(Unaudited)

Note 1. Basis of Presentation

The interim period financial statements contained herein include the accounts of Delta Capital Technologies, Inc. (the “Company”).

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s latest annual report on Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 2. Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 6,116,353 and 2,278,417 for the three months ended March 31, 2003 and March 31, 2002, respectively.

Note 3. Going Concern

As shown in the financial statements, the Company has had substantial net losses for several years. Further, the Company has net deficiency in capital of $382,179 at March 31, 2003. These factors raise concerns about the Company’s ability to continue as a going concern.

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

Note 4. Acquisition of Subsidiary

On January 1, 2003 Homelands acquired all the existing and outstanding shares of Dolphin Investigations Ltd. (“Dolphin”) in exchange for three hundred thousand shares (300,000) of Homelands Securities, Inc. (“Homelands”). The acquisition of Dolphin reduced the Company’s interest in Homelands to 44.26% and as a result the Company is now a minority interest holder in Homelands.

F6

Note 5. Gain on Partial Disposition of Subsidiary

As a result of Homelands’ issuance of shares to affect the acquisition of Dolphin, the Company’s ownership of Homelands was reduced from 51.3% to 44.26%. The Company no long exercises control over Homelands but does retain an element of significant influence. As such, the Company no longer consolidates Homelands; rather, its investment in Homelands is accounted for using the equity method. The Company recognized a gain to the extent that the liabilities of Homelands exceeded its assets at the effective date of the change in method of accounting for its investment. The investment in Homelands under the equity method was restored to a zero balance as of the date of the transaction since the Company has no obligation to fund future losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion

As used herein the term “Company” refers to Delta Capital Technologies, Inc., a Delaware corporation, including subsidiaries and predecessors, unless the context indicates otherwise. During the quarter ended March 31, 2003, the Company’s majority owned subsidiary, Homelands Security, Inc., (Homelands) completed the acquisition of 100% of Interglobe Investigation Services, Inc. (“InterGlobe”). The transaction closed on April 15, 2002.

On January 1, 2003 Homelands acquired all the existing and outstanding shares of Dolphin Investigations Ltd. (“Dolphin”) in exchange for three hundred thousand shares (300,000) of Homelands. The acquisition of Dolphin reduced the Company’s interest in Homelands to that of a minority interest holder.

In March 2003, the Company entered into an agreement to purchase for $50,000 the license to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers. The Company paid $42,424 toward this obligation in March 2003.

The Company is currently a holding company with a minority interest in Homelands. The Company’s intention is to act as a diversified holding company that will own both majority and minority interests in various business operations that will be acquired primarily with the Company’s common stock.

General

During the next 12 months, the Company intends to continue its attempts to increase its holdings through an acquisition or merger while continuing to assist Homelands Security, Inc. develop strategic corporate relationships (i.e. joint services relationship, partnership or acquisition). Additionally, the Company will begin developing a marketing plan to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers.

Income

During the three-month period ending March 31, 2003 the Company had income of $116,779 as a result of a change in accounting for the previously consolidated subsidiary, Homelands. This change resulted in a gain on partial disposition of a subsidiary. (See Note 5 to the Financial Statements) The Company recorded no loss from its investment in its equity method subsidiary for the period ended March 31 2003 because the loss was in excess of the Company's investment in the subsidiary.

Capital Expenditures

The Company had no capital expenditures for the three-month period ending March 31, 2003.

Capital Resources and Liquidity

The Company had current assets of $8,946 and total assets of $58,946 as of March 31, 2003. A net stockholders’ deficit in the Company was ($382,179) at March 31, 2003. Net cash used in operating activities was ($9,207) for the three months ended March 31, 2003. Cash was used during the first three months on accounting and administrative costs and the payment of the obligation for the acquisition of the license reffered to above.

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

Going Concern

In the Auditor’s report on the Company’s financial statements as of December 31, 2002, they indicated there was substantial doubt about the Company’s ability to continue as a going concern. The Company incurred a net loss of $594,419 in 2002, had a net deficiency in capital of $550,805 as of December 31, 2002, and has virtually no working capital. These factors raise concerns about the Company’s ability to continue as a going concern. Management’s plan to address the Company’s ability to continue as a going concern, includes: (1) obtaining funding from the sale of the Company’s securities; (2) begin to market and sell the Triton product line of non-depository, indoor cash dispensers, and (3) obtaining loans from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred during the quarter ended March 31,2003, with respect to pending litigation. For more information on legal proceedings, see the Company’s Form 10KSB for the year ended December 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

On March 7, 2003 the Company issued 900,000 shares of its common stock to Dr. Kim Lu, a resident of Vancouver, Canada, for cash. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On March 7, 2003 the Company issued 335,570 shares of its common stock to Mr. Tom Mark, a resident of Vancouver, Canada, for cash. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On March 28, 2003 the Company issued 175,000 shares of its common stock to Jeff Stevenson, a resident of Vancouver, Canada, for cash. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On March 28, 2003 the Company issued 169,827 shares of its common stock to Mr. Paul Bangel a resident of Vancouver, Canada, for cash. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On March 28, 2003 the Company issued 517,242 shares of its common stock to Ms. Pia Athayde, a resident of Winnipeg, Canada, for cash. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On March 28, 2003 the Company issued 400,000 shares of its common stock to one British Columbia company. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act of 1933, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

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

ITEM 5. OTHER INFORMATION

On April 11, 2003 the Company issued 700,000 shares of its common stock to four individuals for cash. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company no reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of June, 2003.

Delta Capital Technologies, Inc.

/s/ “Martin Tutschek”___
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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.
I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 21, 2003

/s/ “Martin Tutschek”
President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	PAGE	DESCRIPTION OF EXHIBIT
NO.	NO.

3(i)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(ii)	*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(iii)	*	By-Laws of Delta Capital dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(iv)	*	Amended Articles of Incorporation dated January 4, 2002.(Incorporated by reference from Form 10SB filed with the SEC on May 23, 2003.)

MATERIAL CONTRACTS

10(i)	*	Debt Settlement Agreement dated January 8, 2002 between Delta Capital Technologies, Inc. and Bayside Management Corp. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(ii)	*
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

10(viii)	*	Fee Agreement dated January, 2002 between Delta Capital Technologies, Inc. and Kent Carasquero. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(ix)	*
Stock Purchase and Sale Agreement dated March 8, 2002 between Delta Capital Technologies, Inc. and Homelands Security Inc. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

EXHIBIT	PAGE	DESCRIPTION OF EXHIBIT
NO.	NO.

10(x)	*
Debt Settlement Agreement dated November 11, 2002 between Delta Capital Technologies, Inc. and Jam Corporate Consultants (Incorporated by reference from the 10-QSB filed with the SEC on December 23, 2002.)

10(xii)	*	License Agreement between Delta Capital Technologies, Inc. and Net Cash Services. Inc. (Incorporated by reference from Form 10SB filed with the SEC on May 23, 2003.)

* Incorporated by reference from previous filings.