Form 10KSB/A
period 2002-12-31
DELTA CAPITAL TECHNOLOGIES INC
filed 2003-07-25
CIK 1066764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from__ to __.

         Commission file number: 000-27407
                                 ---------

                        Delta Capital Technologies, Inc.
                 (Name of Small Business Issuer in Its Charter)


           Delaware                              98-0187705
          ---------                              ----------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         Suite 440 - 375 Water Street, Vancouver, B.C., Canada, V6B 5C6
                    (Address of Principal Executive Offices)

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $316,667 based on the average closing bid and asked prices for the common stock on July 23, 2003.

At July 23, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 9,047,617

                                TABLE OF CONTENTS

                                     PART I
Item 1.           Description of Business.....................................3

Item 2.           Description of Property ....................................8

Item 3.           Legal
Proceedings...................................................................8

Item 4.           Submission of Matters to a Vote of Security-Holders........ 8

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters ...9

Item 6.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................11

Item 7.           Financial Statements.......................................12

Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure...................................27

                                    PART III

Item 9.           Directors and Executive Officers.......................... 27

Item 10.          Executive Compensation.....................................29

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management .....................................30

Item 12.          Certain Relationships and Related Transactions.............31

Item 13.          Exhibits, List and Reports on Form 8-K.....................31

Item 14.          Controls and Procedures....................................31

Signatures...................................................................32

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

ITEM 2.         DESCRIPTION OF PROPERTY

The Company currently maintains its offices at Suite 440-375 Water Street, Vancouver, B.C., Canada V6B 5C6.The office space is rented by Mr. Tutschek, one of our officers and directors. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.  LEGAL PROCEEDINGS

No material developments occurred during the year ended December 31, 2002, with respect to pending litigation. For more information on legal proceedings, see the Company's Form 10KSB for the year ended December 31, 2001.

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

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "DCTN." Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2001 and 2002 and the first quarter of 2003 are as follows:

                    ------------------ --------------- ------------------
                    Quarter ended      High            Low
                    ------------------ --------------- ------------------
                    ------------------ --------------- ------------------
                    3/31/01*           $0.125          $0.0156
                    ------------------ --------------- ------------------
                    6/30/01            $0.05           $0.01
                    ------------------ --------------- ------------------
                    9/30/01            $0.05           $0.01
                    ------------------ --------------- ------------------
                    12/31/01           $0.01           $0.00
                    ------------------ --------------- ------------------
                    3/31/02**          $0.62           $0.13
                    ------------------ --------------- ------------------
                    6/28/02            $0.20           $0.19
                    ------------------ --------------- ------------------
                    9/30/02            $0.14           $0.14
                    ------------------ --------------- ------------------
                    12/31/02           $0.10           $0.07
                    ------------------ --------------- ------------------
                    3/31/03            $0.08           $0.05
                    ------------------ --------------- ------------------

* Adjusted to reflect 3:1 forward stock split effective on January 12, 2001. ** Adjusted to reflect 1:100 reverse stock split effective on January 4, 2002.

Record Holders

As of June 23, 2003, there were approximately 111 shareholders of record holding a total of 8,961,353 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

The following is a list of all unregistered securities sold by the Company within the fourth quarter of the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On November 11, 2002 the Company issued 143,682 shares of common stock at $0.10 per share as settlement for debt in the amount of $14,682 to Jam Corporate Consultants a British Columbia Corporation, pursuant to Regulation "S" (Rules 901-905) adopted pursuant to the Securities Act of 1933.

On November 11, 2002 the Company issued 100,000 shares of common stock at $0.10 per share to Judy Miller a citizen and resident of Canada for services rendered to the Company, pursuant to Regulation "S" (Rules 901-905) adopted pursuant to the Securities Act of 1933.

On December 6, 2002 the Company issued 250,000 shares of common stock at $0.09 per share to Integrity Securities Inc. for investor relations services, pursuant to Regulation "S" (Rules 901-905) adopted pursuant to the Securities Act of 1933

On December 7, 2002, the Company issued 114,857 shares of common stock at $0.09 per share for cash to David Chin a resident of the United Sates of America for cash, pursuant to Regulation "S" (Rules 901-905) adopted pursuant to the Securities Act of 1933

Other Information

On January 7th, 2003, the Company issued 100,000 shares of its common stock to each of the following three individuals: Martin Tutschek, Ken Maude and Christopher Humble for services rendered. The Company relied upon section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only three offerees who were issued stock for consulting services; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4)there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On March 7, 2003, the Company issued 1,235,570 shares of its common stock to 2 individuals for cash. The individuals all reside in British Columbia, Canada. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On March 28, 2003 the Company issued 1,262,069 shares of its common stock to 4 individuals for cash. The individuals all reside in British Columbia, Canada. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On April 11, 2003 the Company issued 700,000 shares of its common stock to four individuals for cash. The individuals all reside in British Columbia, Canada. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause of contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "ITEM 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

Management' Discussion

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


Results of Operations

The Company recorded $74,345 in revenues for the fiscal year ended December 31, 2002 and $27,530 for the year ended December 31, 2001. The Company's revenues increased as a result of acquiring the operations of Interglobe Investigation Services Ltd through a wholly owned subsidiary.

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

Liquidity and Capital Resources

Cash used by operations was $232,711 for the year ended December 31, 2002, and cash used by operations was $133,384 for the year ended December 31, 2001

Cash flows provided by financing activities was $221,945 for the year ended December 31, 2002 and $133,787 for the year ended December 31, 2001

Cash flows provided by investing activities was $14,009 for the year ended December 31, 2002 compared to $0 for the year ended December 31, 2001.

A total of 913,736 shares under the Company's 2002 Benefit Plan were issued to four consultants in lieu of cash for services rendered.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment over the periods covered by this report.

Income Tax Expense (Benefit)

The Company has experienced losses and as a result has net operating loss carry forwards available to offset future taxable income.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 2002 and 2001 are attached hereto as pages 13 through 26

                        DELTA CAPITAL TECHNOLOGIES, INC.


                          CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 2002

                                 C O N T E N T S





                                                                           Page

INDEPENDENT AUDITORS' REPORT.................................................15

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET...............................................16
    CONSOLIDATED STATEMENTS OF OPERATIONS....................................17
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...............18
    CONSOLIDATED STATEMENTS OF CASH FLOWS....................................19
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS......................20 - 26

-------------------------------------------------------------------------------

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


May 16, 2003

                DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002
               ASSETS

Current Assets
      Cash                                                           $          3,635
      Accounts receivable                                                       9,620
      Loan receivable, related party                                           10,551
                                                                     ----------------
                                                                     ----------------
               Total current assets                                            23,806
Furniture and Equipment, net of $22,553
      of accumulated depreciation                                              18,004
                                                                     ----------------
                                                                     ----------------
                                                                     $         41,810
                                                                     ================
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
      Accounts payable                                               $        398,997
      Notes payable, stockholders                                              78,016
      Notes payable                                                            22,265
      Loans payable                                                            27,766
      Advances from related parties                                            63,071
      Other                                                                     2,500
                                                                     ----------------
                                                                     ----------------
               Total current liabilities                                      592,615
Minority Interests                                                                  -
Stockholders' Equity (Deficit)
      Common stock, $.001 par value, 25,000,000 shares
         Authorized; 5,463,714 issued and outstanding                           5,464
      Additional paid-in capital                                            7,135,064
      Accumulated deficit                                                  (7,691,333)
                                                                     ----------------
                                                                     ----------------
                                                                             (550,805)
                                                                     ----------------
                                                                     ----------------
                                                                     $         41,810
                                                                     ================



          The accompanying notes are an integral part of these
                             financial statements.



                DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001
                                                                                  2002                   2001
                                                                            -----------------    -------------------
                                                                            -----------------    -------------------
Revenues
                                                                            $
      Marketing services                                                                    -       $         27,530
      Investigative services                                                           74,345
Expenses
      General and administrative                                                      562,799                693,312
      Interest expense                                                                  6,900                 14,011
      Depreciation                                                                      6,838
      Goodwill impairment                                                              92,227
                                                                            -----------------    -------------------
                                                                            -----------------    -------------------
                                                                                      668,764                707,323
                                                                            ------------------    ------------------
                                                                            ------------------    ------------------
                Net loss                                                       $    (594,419)       $      (679,793)
                                                                            =================    ===================
Basic and diluted loss per share                                            $          (0.15)       $         (1.10)
                                                                            =================    ===================




          The accompanying notes are an integral part of these
                             financial statements.


                DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001
                                                                                 Additional
                                                      Common Stock               Paid-in      Accumulated
                                             -----------------------------------
                                             -------------- -- -----------------
                                               Shares               Amount       Capital        Deficit              Total
                                             -------------    ------------------ ------------ ---------------    -----------------
                                             -------------    ------------------ ------------ ---------------    -----------------
Balance, December 31, 2000                      53,179,512       $       53,179   $ 6,039,552    $(6,417,121)         $  (324,390)
      Issuance of common stock for services     16,890,845               16,891       443,276                              460,167
      Issuance of common stock for payment
         of debt                                 1,555,315                1,556        52,210                               53,766
      Cash received from exercise of stock
           options                                 600,000                  600           900                                1,500
      Issuance of common stock in exchange
         for Subsidiary                          1,000,000                1,000        49,000                               50,000
      Cancellation of common stock             (1,000,000)              (1,000)        1,000
      One hundred-for-one reverse stock split (71,503,415)             (71,504)       71,504
      Net loss for the year                                                                         (679,793)            (679,793)
                                             -------------    ------------------ ------------ ---------------    -----------------
                                             -------------    ------------------ ------------ ---------------    -----------------
Balance, December 31, 2001                         722,257                  722     6,657,442     (7,096,914)            (438,750)
      Issuance of common stock for services      1,817,418                1,817       180,281                              182,098
      Issuance of common stock for cash          1,492,857                1,493       146,307                              147,800
      Issuance of common stock for payment
         of debt                                 1,102,552                1,103       109,500                              110,603
      Common stock issuable                        328,630                  329        32,534                               32,863
      Issuance of subsidiary stock for cash                                             9,000                                9,000
      Net loss for the year                                                                        (594,419)             (594,419)
                                             -------------    ------------------ ------------ ---------------    -----------------
                                             -------------    ------------------ ------------ ---------------    -----------------
Balance, December 31, 2002                       5,463,714       $        5,464   $ 7,135,064    $(7,691,333)         $  (550,805)
                                             =============    ================== ============ ===============    =================

              The accompanying notes are an integral part of these
                             financial statements.






                DELTA CAPITAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001
                                                                                 2002                    2001
                                                                          -----------------    --------------------
                                                                          -----------------    --------------------
Cash Flows From Operating Activities
      Net loss                                                              $     (594,419)        $      (679,793)
      Adjustments to reconcile net loss to net cash
         used in operating activities
         Goodwill impairment                                                         92,227
         Depreciation                                                                 6,838
         Issuance of common stock for services and expenses                         182,098                 510,167
         Change in operating assets and liabilities, net of
            effects from purchase of subsidiary
            Accounts receivable                                                     (6,556)
            Deposits                                                                  3,268                 (3,268)
            Accounts payable                                                         81,273                  39,510
            Other                                                                     2,500
                                                                          -----------------    --------------------
                                                                          -----------------    --------------------
               Net cash used in operating activities                              (232,771)               (133,384)
Cash Flows From Investing Activities
      Cash acquired in purchase of subsidiary                                        26,082
      Purchase of furniture and equipment                                           (2,933)
      Net increase in loan receivable, related party                                (9,140)
                                                                          -----------------    --------------------
                                                                          -----------------    --------------------
               Net cash provided by investing activities                             14,009
Cash Flows From Financing Activities
      Net proceeds from debt, related parties                                        25,200                 132,287
      Net proceeds from debt                                                          7,082
      Proceeds from issuance of common stock                                        180,663                   1,500
      Proceeds from issuance of subsidiary's stock for cash                           9,000
                                                                          -----------------    --------------------
                                                                          -----------------    --------------------
               Net cash provided by financing activities                            221,945                 133,787
                                                                          -----------------    --------------------
                                                                          -----------------    --------------------
               Net increase in cash                                                   3,183                     403
Cash, beginning of year                                                                 452                      49
                                                                          -----------------    --------------------
Cash, end of year                                                         $           3,635      $              452
                                                                          =================    ====================

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

Warrants

At December 31, 2002, the Company had outstanding warrants to purchase 443,487 shares of the Company's common stock at prices ranging from $0.15 to $0.25 per share. The warrants were exercisable on issuance and expire at various dates through December 2004.

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

Note 2.  Income Taxes

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                                                  December 31
                                                                   ------------------------------------------
                                                                          2002                   2001
                                                                   -------------------     ------------------

Tax at statutory rate                                                 $     (202,000)         $     (231,000)
Impairment of goodwill                                                         31,400
Change in valuation allowance for deferred
    tax asset                                                                 170,600                 231,000
                                                                   ------------------      ------------------

                                                                      $             -          $            -
       Income tax expense
                                                                   ==================      ==================
The Company's deferred tax asset is as follows:

                                                                                             December 31,
                                                                                                 2002
                                                                                          -------------------
                                                                                          -------------------

Deferred tax asset, from net operating loss carryforward                                       $    1,291,000
Less valuation allowance                                                                          (1,291,000)
                                                                                          -------------------
                                                                                          -------------------

                                                                                          $                 -
Income tax expense
                                                                                          ===================

The Company's U.S. net operating loss carryforwards will expire $405,000 in 2022, $684,000 in 2021, $2,526,000 in 2020, $143,000 in 2019, and $39,000 in
2018. The Company has approximately $75,000 of net operating loss carryforwards for Canadian income tax purposes that will expire in years beginning 2005 through 2009.




Note 3.  Notes Payable, Stockholders

Note payable to a stockholder,  due on demand,  including  interest at 6%, secured by      $        67,338
all assets and revenues of InterGlobe

Note payable to a stockholder,  due July 2003,  including  interest at 6%, secured by all assets and  revenues of  Homelands,  convertible  to common stock of Homelands at
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
                                                                                          ===================

Note 4.  Notes Payable

Note  payable to an  unrelated  company,  due on demand,  including  interest  at 6%,      $        20,000
unsecured

Note payable to an individual,  due July 2003,  including  interest at 6%, secured by all assets and  revenues of  Homelands,  convertible  to common stock of Homelands at
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

Significant non-cash transactions include:

o The Company issued shares of common stock as payment of debt totaling $110,603 and $53,766 in 2002 and 2001, respectively.

o The Company issued 1,817,418 and 168,908 shares of common stock in exchange for consulting services in 2002 and 2001, respectively. The shares were valued at market on the issuance date.





o In 2001, the Company issued 1,000,000 (pre-reverse split) shares of its common stock valued at fair market value at the date of acquisition of $50,000 to acquire another company. The Company reacquired these shares in exchange for the acquired company's shares resulting in a nonmonetary loss of approximately $50,000.

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

Note 9.  Acquisition of a Company

Effective April 15, 2002, Homelands purchased 100% of the outstanding shares of stock of InterGlobe, a British Columbia corporation, in exchange for 950,000 shares of Homelands common stock. The purchase was made because the Company believes it can enhance InterGlobe's ability to raise capital and improve its operations. As a result of this transaction, the Company's ownership of Homelands was reduced to 51.3%. This acquisition has been accounted for under the purchase method. Due to this acquisition, the Company recorded $92,227 of goodwill which is the amount that the liabilities exceeded the assets acquired.
Subsequent to the purchase, management of the Company determined that the goodwill related to this acquisition was impaired and recognized the loss from impairment in 2002.

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

Martin Tutschek, Age 42

Mr. Tutschek born and raised in Vancouver B.C., Canada and graduated in 1983 from the University of Texas. In his current capacity he is a director and Chief
Financial Officer of Forum National Investments Ltd. an Over the Counter
Bulletin Board company (FMNIF OTC/BB) formerly Intravelnet.com. FMNIF's current business focus is as a leisure travel and information services company. The
Company is in the business of developing, marketing, and providing travel club and houseboat vacation club packages. Some of the Company's operations include:
a rapidly growing travel club (http://www.snowbirdvacations.com) with over 10,000 dues paying families in North America linked to the Company's network of thousands of participating resorts and other travel service providers; a houseboat Vacation Club providing vacation intervals to its members; a fleet of houseboats used to service the Vacation Club; and an ocean going luxury yacht for the small ship cruise market (Vancouver-Alaska).

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

Ken F. Maude, Age  64

Mr. Maude graduated in 1964 from the University of British Columbia with a Bachelor of Arts degree and is a Certified General Accountant. Ken started his career as a comptroller with Sears. For the past 32 years he has been the sole proprietor and operator of "Maude & Associates _ Certified General Accountants, which specializes in providing tax advice for Canadian and Foreign companies. He has been involved with start-up and emerging companies for many years and has been instrumental in assisting them source capital.

Christopher H. Humble, Age 54,

Mr Humble is a Certified General Accountant and is currently President & CEO of
Business Transformations Inc. Business Transformations is a full-service, business advisory consulting firm specializing in providing short and long-term growth solutions for Emerging Growth, Canadian companies. The company is quite unique in that it also offers support to clients who wish to enter the USA marketplace.

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

Darwyn C. B. Ross, Age 42

Mr. Ross is currently a practicing barrister and solicitor in Red Deer, Alberta. Mr. Ross has served as an officer and director of many publicly traded companies and has been engaged in the real estate and oil and gas industries for a number of years. As both principal and investor, Mr. Ross has been engaged in the preliminary financings of a variety of business ventures and has participated in multiple public financings.





Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of two persons who during the fiscal year ended December 31st , 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

Mr. Tutschek was appointed to the board of directors of the Company in October, 2000.  Mr Tutschek was appointed the President of the Company on July 31st 2002. Mr. Tutschek failed to file a Form 3 in a timely manner.  Mr.
Tutschek further failed to timely file a Form 5 for the year ended December 31, 2002.

Mr. Ross was appointed to the board of directors of the Company in October, 2000. Mr Ross resigned as the
President of the Company on July 31st, 2002. Mr. Ross failed to file a Form 3 in a timely manner.  Mr. Ross further failed to timely file a Form 5 for the year ended December 31st, 2002.

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of June 23, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of June 23, 2003, there were 8,961,353 shares of common stock issued and outstanding.


------------------------------ ------------------------------------ --------------------------- ---------------
       Title of Class            Name and Address of Beneficial         Amount and Nature         Percent of
                                              Owner                  of Beneficial Ownership        class
------------------------------ ------------------------------------ --------------------------- ---------------
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock                     Martin Tutschek                     200,000
     ($0.001 par value)            Suite 440-375 Water Street
                                     Vancouver, B.C., Canada                                         2.2%
                                            V6B 5C6.
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock                        Ken Maude
     ($0.001 par value)         303 -1130 West Pender Vancouver,
                                           B.C. Canada                                               1.1%
                                             V6E 4A4                         100,000
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock                   Christopher Humble
     ($0.001 par value)           312 -151 St. Andrews Street,
                                     Victoria, B.C., Canada                                          1.1%
                                             V8V 2M9                         100,000
------------------------------ ------------------------------------ --------------------------- ---------------
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock                       Darwyn Ross
     ($0.001 par value)                331 Addington Drive
                                    Red Deer, Alberta, Canada                                        1.1%
                                             T4R 3H7                         100,000
------------------------------ ------------------------------------ --------------------------- ---------------
------------------------------ ------------------------------------ --------------------------- ---------------
        Common Stock             All officers and directors as a              500,000                5.5%
     ($0.001 par value)                       group
------------------------------ ------------------------------------ --------------------------- ---------------






ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Judith Miller, a former director and officer of the Company, entered into a verbal agreement with the Company while she was a director and officer of the Company on August 26, 1998 pursuant to which Ms. Miller received a stock option to purchase 50,000 shares of the Company's common stock, exercisable at US$0.03 per share for a period of one year. In March, of 1999 the Company completed a forward stock split of 4 to 1 which increased the options granted to 200,000 shares at an exercise price of US$0.0075 per share. On August 11, 1999 the board of directors of the Company extended the expiration date of the stock options to December 31, 1999 and on September 15, 1999 the verbal stock option agreement was reduced to writing. On December 30, 1999, the board of directors of the Company approved a resolution to extend the expiration date of the stock options to March 31, 2000 and the extension was reduced to writing pursuant to a letter dated January 7, 2000. By consent resolution dated March 16, 2000 the stock option expiration date was extended again to March 31, 2001. On March 30, 2001, Ms. Miller exercised her option and purchased 400,000 shares of the Company's stock for $1,500.00 ($0.0075 per share). Ms. Miller subsequently resigned from the board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 34 of this Form 10-KSB/A, which is incorporated herein by reference.

(b)      Reports on Form 8-K.  The Company had no reports on Form 8-K during the fourth quarter of the period covered by this report.

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









                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of July 2003.

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

Signature                           Title                                       Date


/s/ Martin Tutschek
Martin Tutschek,           Director, President
                                    and Chief Financial Officer                 07/23/03


/s/ Christopher Humble
Christopher Humble,                 Director                                    07/23/03

/s/ Ken Maude
Ken Maude,                          Director                                    07/23/03


/s/ Darwyn Ross
Darwyn Ross,                        Director                                    07/23/03












      CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT
         OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Martin  Tutschek,  president  and chief  financial  officer of Delta Capital
Technologies, Inc. certify that:

1. I have  reviewed  this  annual  report  on Form  10-KSB/A  of Delta  Capital
Technologies, Inc.;

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

Date: July 23, 2003

/s/ Martin Tutschek
Martin Tutschek, president and chief financial officer





                                INDEX TO EXHIBITS



EXHIBIT  PAGE
NO.               NO.                        DESCRIPTION

3(i)(a)            *        Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

3(i)(b)            *        Amended Articles of Incorporation dated April
                            23,1998. (Incorporated by reference from Form 10SB
                            filed with the SEC on January 5, 2000.)

3(i)(c)           36        Amended Articles of Incorporation dated January 4, 2002.

3(ii)              *        By-Laws of Delta Capital dated April 23, 1998.
                            (Incorporated by reference from Form 10SB filed with
                            the SEC on January 5, 2000.)

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

10(iii)            *        Agreement rescinding Purchase and Sale Agreement of May 4, 2001, dated October 31,
                            2001. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(iv)             *        Debt Settlement Agreement dated January 8, 2002 between Delta
                            Capital Technologies, Inc. and Bayside Management Corp. (Incorporated
                            by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(v)              *        Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                            Technologies, Inc. and Churchill Resource Group, Inc. (Incorporated by
                            reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(vi)             *        Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                            Technologies, Inc. and BP Equity Management Corp. (Incorporated by
                            reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(vii)            *        Debt Settlement Agreement dated January 9, 2002 between Delta Capital
                            Technologies, Inc. and Jeff Young. (Incorporated by reference from the
                            10-QSB filed with the SEC on June 6, 2002.)




10(viii)           *        Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                            Technologies, Inc. and Bonanza Mgmt. LTD. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(ix)             *        Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                            Technologies, Inc. and Peter Kent Carasquero. (Incorporated by reference from the
                            10-QSB filed with the SEC on June 6, 2002.)

10(x)              *        Debt Settlement Agreement dated January 10, 2002 between Delta Capital
                            Technologies, Inc. and Hospitality Financial Services LTD. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(xi)             *        Fee Agreement dated January 2002 between Delta Capital Technologies,
                            Inc. and Kent Carasquero . (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(xii)            *        Stock Purchase and Sale Agreement dated March 8, 2002 between Delta
                            Capital Technologies, Inc. and Homelands Security Inc. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(xiii)           *        Debt Settlement Agreement dated November 11, 2002 between Delta
                            Capital Technologies, Inc. and Jam Corporate Consultants Ltd.

10(xi)            37        License Agreement between Delta Capital Technologies, Inc. and  Net Cash Services, Inc.

99.1              49        Certification  Pursuant  to 18  U.S.C.  Section  1350,  Section  906  of  the  Sarbanes-Oxley
                            Act of 2002.


















EXHIBIT 3(i)(c)
                                STATE of DELAWARE
                           CERTIFICATE of AMENDMENT of
                          CERTIFICATE of INCORPORATION
                                       of
                        DELTA CAPITAL TECHNOLOGIES, INC.


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













EXHIBIT 10(xi)
                                LICENCE AGREEMENT


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

SECTION   7.2              Event  of  Default.  This  Agreement  will  automatically  terminate  if  the  Purchaser
                           -------------------
                  becomes  insolvent,  bankrupt  or  subject  to the  provisions  of the  Winding-up  Act,  Company
                  Creditors  Arrangement  Act  or  Bankruptcy  Act,  including  but  without  limitation,   if  any
                  composition,  arrangement,  proposal or petition  under the  bankruptcy  laws is entered  into or filed by or against it or if a receiver,  receiver-manager  or trustee in  bankruptcy  or similar officer is  appointed to take charge of the  Purchaser's  affairs or if  dissolution  proceedings are  commenced by or against the  Purchaser or if the  Purchaser  goes into  liquidation,  either voluntarily  or under an order of a court of  competent  jurisdiction,  of if it makes a  general assignment for the benefit of creditors or otherwise acknowledges its insolvency.

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




SECTION   8.2              Indemnity  to The  Purchaser.  Without  prejudicing  any other  remedy  available to the
                           ----------------------------
                  Purchaser at law or in equity,  the Vendor  covenants  and agrees on demand to indemnify and hold harmless the  Purchaser  from and against all losses,  judgments,  amounts paid in  settlement of actions or claims,  liabilities  (whether  accrued,  actual,  contingent or  otherwise),  claims,
                  costs,   deficiencies,   damages,   expenses  (including  but  not  limited  to  legal  fees  and disbursements  on a  solicitor  and his own  client  basis),  demands  and  injury in any  manner accruing from,  arising out of or with respect to or relating to any  representation  or warranty of the Vendor  contained  herein  being  untrue or incorrect or its failure to observe or perform any of its obligations  pursuant to this Agreement or any other agreement or instrument  executed and delivered by it pursuant to this Agreement.

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

SECTION 8.5 Transfer or Assignment. This Agreement and the rights hereunder may not be transferred or assigned by any party without the written consent of both parties.

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

SECTION   8.10             Time.  Time  is of  the  essence  in the  performance  of  each  obligation  under  this
                           ----
                  Agreement.

SECTION 8.11 Further Assurances. The parties hereto will execute and deliver all such further documents and instruments and do all such further acts and things as any other party reasonably requests to evidence, carry out and give full effect to the terms, conditions, intent and meaning of this Agreement.

Enurement.  This Agreement  will enure to the benefit of and be binding on the respective  successors and permitted
---------
assignees of both parties.

IN WITNESS WHEREOF this Agreement has been executed by the parties hereto on the day and date first above written.


THE COMMON SEAL OF               )
DELTA CAPITAL TECHNOLOGIES, INC. )
was hereunto affixed in the      )
presence of:                     )
                                 )                 C/S
                                 )
Authorized Signatory             )


THE COMMON SEAL OF
NET CASH SERVICES, INC.                     )
was hereunto affixed in the presence of:    )
                                            )
                                            )                 C/S
---------------------------------------
Authorized Signatory                        )













EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of the Delta Capital Technologies, Inc.
("Company") on Form 10-KSB/A for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Martin Tutschek, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB/A complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-KSB/A fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Martin Tutschek
Martin Tutschek, President and Chief Financial Officer
July 23, 2003

