Form 10QSB
period 2003-06-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2003-08-11
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[   ]     Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the transition
          period from ______ to ______.


Commission file number: 000-27407
                       ----------


                        DELTA CAPITAL TECHNOLOGIES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



                         Delaware                           98-0187705
                         --------                           ----------
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)           Identification No.)





          Suite 440-375 Water Street , Vancouver, B.C., Canada V6B 5C6
          ------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                  604-312-0663
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes XX No ___



The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 11, 2003 was 9,047,617.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS                                          3


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                              11



                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                            12

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    12

ITEM 5. OTHER INFORMATION                                            13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             13

SIGNATURES                                                           14



INDEX TO EXHIBITS                                                    16












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.            FINANCIAL STATEMENTS



As used herein, the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation its subsidiaries and predecessors if any unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of June 30, 2003 and statements of operations, statements of changes and shareholders' equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.



FORWARD-LOOKING STATEMENTS


Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Such statements may use words such as "may", "will", "expect", "believe", "plan" and similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date hereof. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in international, national and local business and economic condition, competition, changes in interest rates, actions by competitors, actions by government authorities, uncertainties associated with legal proceedings, technological development, future decisions by management in response to changing conditions and misjudgements in the course of preparing forward-looking statements. The foregoing list of factors is not exhaustive.

                          INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE

Balance Sheet                                                      F-2

Statements of Operations                                           F-3


Statement of Changes in Stockholders' Equity                       F-4


Statements of Cash Flows                                           F-5

Notes to Unaudited Financial Statements                            F-6

                        DELTA CAPITAL TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                  June 30, 2003

                                   (Unaudited)



ASSETS
Current asset
                          Loan to affiliate                                              $                8,878
Other asset
                   License agreement                                                                     50,000
                                                                                                         ------
Total Assets                                                                             $               58,878

                                                                                           =====================
                                                                                         =======================




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable                                                                           $           399,114
Note Payable, related party,convertible                                                                  7,000
Note Payable, convertible                                                                                3,851
Note Payable                                                                                            20,000
Loans Payable                                                                                           28,387
Shareholder Loan                                                                                         1,000
Deposits                                                                                                 2,500
                                                                                                         -----


Total current liabilities                                                                             461, 852

Minority interest                                                                                           --


Stockholder's Equity (Deficit)


Common stock, $.001 par value                                                                            8,962
Additional paid-in capital                                                                           7,198,599
Accumulated Deficit                                                                                (7,610,535)
                                                                                                   -----------

                                                                                                     (402,974)
                                                                                                     ---------
                                                                                           $            58,878


                                                                                                    ==========


                     The accompanying notes are an integral part of these financial statements


                                       F3




                        DELTA CAPITAL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                             For the Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                  six Months ended     six Months ended         Three Months         Three Months
                                                                                               ended                 ended
                                                     June 30              June 30               June 30               June 30
                                                       2003                2002                   2003                 2002

                                                     =========   ==================     =================    ==================
                                                     =========   ==================     =================    ==================

Revenue
                  Investigative Services          $             $           22,204     $                    $           22,204
                   ain From Partial
                  Gistribution of
                  Dubsidiary
                  S                                   125,624

                                                     ------------------------------     -----------------    ------------------
                                                     ------------------------------     -----------------    ------------------

Total Revenue                                         125,624               22,204                                      22,204
Expenses
                  General and Administrative           44,826              204,928                35,981                65,941

                  Depreciation                                               1,432                                       1,432

                  Goodwill Impairment                                       92,227                                      92,227


                                                     ---------   ------------------     ---------------------------------------
                                                                                        ---------------------------------------

Total Expenses                                         44,826              298,587                35,981               159,600

                                                     --------------------------------------------------------------------------
                                                             ------------------------------------------------------------------

Net Income (Loss)                                 $    80,798$           (276,383)     $        (35,981)    $        (137,396)

                                                     =========   ==================     =================    ==================
                                                     =========   ==================     =================    ==================


Basic and diluted income
(loss) per share                                  $      0.01   $           (0.09)     $            0.00    $           (0.04)

                                                     =========   ==================     =================    ==================






                     The accompanying notes are an integral part of these financial statements


                                       F6





                        DELTA CAPITAL TECHNOLOGIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             For the period from December 31, 2002 to June 30, 2003

                                   (Unaudited)


                                          Common Stock                  Additional           Accumulated
                                    Shares            Amount          Paid in Capital          Deficit             Total
                                      ========         ========           ============          ==========          ========
                                                $                $                      $                   $

Balance, December 31, 2002           5,463,714            5,464              7,135,064         (7,691,333)         (550,805)




Issuance of stock for services         300,000              300                  2,700                                 3,000
(January 2003)


Issuance of stock for cash           2,497,639            2,498                 46,349                                48,847
(March 2003)

Issuance of stock for Cash             700,000              700                 14,486                                15,186
(April 2003)

Net Income for the period                                                                           80,798            80,798

                                      ========         ========           ============          ==========          ========

Balance, June 30, 2003 (Unaudited)   8,961,353  $         8,962  $           7,198,599  $      (7,610,535)  $      (402,974)



              The accompanying notes are an integral part of these
                             financial statements.











                        DELTA CAPITAL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2003 and 2002

                                   (Unaudited)


                                                                                      June 30, 2003           June 30, 2002

                                                                                          ===========              ===========
         Cash Flows From Operating Activities

           Net income (loss)                                                    $              80,798   $            (276,383)
           Gain on partial disposition of subsidiary net of cash                            (128,986)
           Depreciation                                                                                                  1,432
           Impairment of goodwill                                                                                       92,227
           Issuance of common stock for services                                                3,000
           Adjustments to reconcile net loss to net cash used in operating activities
                  Change in operating assets and liabilities net of effects                                             41,000
                from purchase of subsidiary

                Increase (Decrease) in accounts payable                                        16,831                 (31,562)

                                                                                    ----------------------------------------------
                  Net cash from operating activities                                         (28,357)                (173,286)

                                                                                          ===========              ===========

         Cash Flows From Investing Activities
            Purchase of License
            Purchase of subsidiary                                                           (50,000)                   26,081
            Purchase of office equipment and leasehold improvements                                                        654

                       Net cash from Investing Activities


                                                                                    ==================      ===================
                                                                                    ==================      ===================


                                                                                                                        26,735
                                                                                             (50,000)

         Cash Flows From Financing Activities

           Advances to affiliate                                                                (783)
           Proceeds from deposits                                                                                        2,500
           Proceeds from notes payable                                                         10,851
           Proceeds from advances                                                                 621                   26,231
           Proceeds from issuance of common stock                                              64,033                  137,800

                                                                                          ===========              ===========

                  Net cash from financing activities                                           74,722                  166,531

                                                                                          ===========              ===========


         Net increase (decrease) in cash                                                      (3,635)                   19,980

         Cash, beginning of period                                                              3,635                      452
                                                                                                -----                      ---

         Cash, end of period                                                    $                 (0)   $               20,432

                                                                                          ===========              ===========
         No cash payments for interest or income taxes have been made.


                    The accompanying notes are an integral part of these financial statements.




                                       F6

                        DELTA CAPITAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Basis of Presentation


The interim period financial statements as of and for the three and six months ended June 30,2003, contained herein include the accounts of Delta Capital
Technologies, Inc. (the "Company"). The interim period financial statements for the three and six months ended June 30, 2003, include the accounts of the Company and its' majority owned subsidiaries.


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

Note 2.  Summary of Significant Accounting Policies

Earnings Per Share


Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period.
Diluted earnings per share takes into consideration common shares outstanding
(computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 8,884,430 and 3,603,809 for the three months ended June 30, 2003 and 2002, respectively, and 7,508,038 and 2,944,774 for the six months ended June 30,2003 and 2002, respectively.


Note 3.  Going Concern


As shown in the financial statements, the Company has had substantial net losses for several years. Further, the Company has net deficiency in capital of $402,974 at June 30, 2003. These factors raise concerns about the Company's ability to continue as a going concern.


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



Note 4.  Acquisition of Subsidiary

On January 1, 2003 Homelands acquired all the existing and outstanding shares of Dolphin Investigations Ltd. ("Dolphin") in exchange for three hundred thousand shares (300,000) of Homelands Securities, Inc. ("Homelands"). The acquisition of
Dolphin reduced the Company's interest in Homelands to 44.26% and as a result the Company is now a minority interest holder in Homelands.


Note  5.   Investment   in   Significant   Unconsolidated   Subsidiary
and  Gain  on   Partial   Disposition   of
Subsidiary

As a result of Homelands' issuance of shares to affect the acquisition of Dolphin, the Company's ownership of Homelands was reduced from 51.3% to 44.26%.
The Company no longer exercises control over Homelands but does retain an element of significant influence. As such, the Company no longer consolidates
Homelands; rather, its investment in Homelands is accounted for using the equity method. The Company recognized a gain to the extent that the liabilities of Homelands 1 1 exceeded its assets at the effective date of the change in method of accounting for its investment. The investment in Homelands under the equity method was restored to a zero balance as of the date of the transaction since the Company has no obligation to fund future losses.

Summarized unaudited consolidated financial information for Homelands as of and for the six months ended June 30,2003, is as follows:

 -------------------------------------------------------------------------------



 Financial Position:

 -------------------------------------------------------------------------------


          Total assets                                                 $          66,168
          Total liabilities                                                    (202,049)

                                                                         ----------------
                                                                         ----------------


          Stockholders' equity(deficit)                                $       (135,881)

                                                                         ================


         Results of operations:

          Revenues                                                     $          85,990
          Expenses                                                              (98,138)

                                                                         ----------------
                                                                         ----------------


                       Net loss                                        $        (12,148)

                                                                         ================














ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Management's Discussion


As used herein the term "Company" refers to Delta Capital Technologies, Inc., a Delaware corporation, including subsidiaries and predecessors, unless the context indicates otherwise. During the quarter ended June 30, 2002, the Company's majority owned subsidiary, Homelands Security, Inc., (Homelands) completed the acquisition of 100% of Interglobe Investigation Services, Inc.
("InterGlobe"). The transaction closed on April 15, 2002. This subsidiary was consolidated until its partial disposition effective January 1, 2003.


January 1, 2003 Homelands acquired all the existing and outstanding shares of Dolphin Investigations Ltd. ("Dolphin") in exchange for three hundred thousand shares (300,000) of Homelands. The acquisition of Dolphin reduced the Company's interest in Homelands to that of a minority interest holder.


In June 2003, the Company completed the purchase for $50,000 of a license to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers.


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


Income(loss)

During the three and six month period ending June 30, 2003 the Company had a net loss of $(35,981) and net income of $80,798, respectively. The net income is attributable to the gain on partial disposition of the subsidiary (See Note 5 to the Financial Statements)

Capital Expenditures


The Company had no capital expenditures for the three-month period ending June
30, 2003.

Capital Resources and Liquidity

The Company had current assets of $8,878 and total assets of $58,878 as of June
30, 2003. A net stockholders' deficit in the Company was ($402,974) at June 30, 2003.

Cash flow from operating activities was $(28,357) for the six months ending June
30, 2003. Cash was used during the first six months for accounting and administrative costs.





The Company does not have sufficient capital to operate over the next fiscal year without a substantial infusion of operating capital. It will be necessary for the Company to either borrow funds to operate or generate operating funds through the sale of equity in the Company or its subsidiaries. There can be no assurance that the Company will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming 1 1 year. Unless the Company is successful in raising additional operating capital, it will not have sufficient funds to operate during the balance of the fiscal year.

The Company has no current plans to perform any product research and development during the coming year.

The Company has no current plans to spend any significant amount in the coming year on plant or equipment.

At the present time, it is not anticipated that the Company will have any significant increase in the number of employees working for the Company.

Going Concern

In the Auditor's report on the Company's financial statements as of December 31, 2002, they indicated there was substantial doubt about the Company's ability to continue as a going concern. The Company incurred a net loss of $594,419 in 2002, had a net deficiency in capital of $550,805 as of December 31, 2002, and has virtually no working capital. These factors raise concerns about the Company's ability to continue as a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from the sale of the Company's securities; (2) begin to market and sell the Triton product line of non-depository, indoor cash dispensers, and (3) obtaining loans from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


No material developments occurred during the quarter ended June 30, 2003, with respect to pending litigation. For more information on legal proceedings, see the Company's Form 10KSB/A for the year ended December 31, 2002.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


On April 11, 2003 the Company issued 125,000 shares of its common stock to Bayant Dhindsa, a resident of Abbotsford, British Columbia, Canada for USD
$2,500 at $0.02 per share. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On April 11, 2003 the Company issued 175,000 shares of its common stock to Harp
Hoonjan, a resident of Vancouver, Canada, for USD $3,500cash at $0.02 per share.
The Company issued the shares in reliance upon Regulation S of the Securities
Act of 1933.


On April 11, 2003 the Company issued 200,000 shares of its common stock to Karmjit Berar, a resident of Richmond, British Columbia, Canada, for USD $4,000 at $0.02 per share. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

On April 11, 2003 the Company issued 200,000 shares of its common stock to Nirwal Grewal a resident of Edmonton, Alberta, Canada, for USD $ 4,000 at $0.02 per share. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933.

1
1

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

ITEM 5. OTHER INFORMATION


On July 15, 2003, subsequent to the period covered in this report, the Company issued a total of 86,264 shares under an S-8 registration of the Company's
Benefit Plan filed on July 29, 2002 to Kent Carasquero for services rendered under contract in connection with the provision of administrative services.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.  The Company had no reports on Form 8-K during the period covered by this report.
    -------------------










                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August, 2003.



                                                 Delta Capital Technologies, Inc.



                              /s/ "Martin Tutschek"
                             President and Director





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



Date: August 11th, 2003


/s/ "Martin Tutschek"
President and Chief Financial Officer



                                INDEX TO EXHIBITS

  EXHIBIT NO.    PAGE NO.   DESCRIPTION OF EXHIBIT

    3(i)(a)          *      Articles of  Incorporation  dated June4,  1998.  (Incorporated  by reference from Form 10SB filed with the SEC on January 5, 2000.)

    3(i)(b)          *      Amended Articles of Incorporation dated April 23,
                            1998. (Incorporated by reference from Form 10SB
                            filed with the SEC on January 5, 2000.)

    3(i)(c)          *      Amended Articles of Incorporation dated January 4,
                            2002(Incorporated by reference from Form 10SB filed
                            with the SEC on May 23, 2003.)

     3(ii)           *      By-Laws of Delta Capital dated April 23, 1998.
                            (Incorporated by reference from Form 10SB filed with
                            the SEC on January 5, 2000.)Amended Articles of
                            Incorporation dated January 4, 2002(Incorporated by
                            reference from Form 10SB filed with the SEC on May
                            23, 2003.)

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

    10(ix)           *      Stock Purchase and Sale Agreement dated June8, 2002 between Delta Capital Technologies,  Inc. and
                            Homelands Security Inc.  (Incorporated by reference from the 10-QSB filed with the SEC on June 6,
                            2002.)





  EXHIBIT NO.    PAGE NO.   DESCRIPTION OF EXHIBIT

     10(x)           *      Debt Settlement  Agreement dated November 11, 2002 between Delta Capital  Technologies,  Inc. and
                            Jam  Corporate  Consultants  (Incorporated  by  reference  from the 10-QSB  filed with the SEC on
                            December 23, 2002.)

    10(xii)          *      License  Agreement  between  Delta  Capital  Technologies,  Inc.  and  Net  Cash  Services.  Inc.
                            (Incorporated by reference from Form 10SB filed with the SEC on May 23, 2003.)
     99.1           18      Certification  Pursuant  to 18  U.S.C.  Section  1350,  Section  906  of the  Sarbanes-Oxley  Act
                            of 2002.

* Incorporated by reference from previous filings.





































EXHIBIT 99.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
                                      2002

In connection with the Quarterly Report of Delta Capital Technologies, Inc. the"
Company") on Form 10- QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Martin
Tutschek, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley
Act of 2002, that:

(1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

(2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 ---------------------------------
/s/Martin Tutschek
President and Chief Financial Officer
August 11th,2003






























                                INDEX TO EXHIBITS

  EXHIBIT NO.    PAGE NO.   DESCRIPTION OF EXHIBIT


     3(i)            *      Articles of  Incorporation  dated June4,  1998.  (Incorporated  by reference from Form 10SB filed with the SEC on January 5, 2000.)


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


    10(ix)           *      Stock Purchase and Sale Agreement dated June8, 2002 between Delta Capital Technologies,  Inc. and
                            Homelands Security Inc.  (Incorporated by reference from the 10-QSB filed with the SEC on June 6,

                            2002.)


  EXHIBIT NO.    PAGE NO.   DESCRIPTION OF EXHIBIT

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
