Form 10QSB
period 2003-09-30
DELTA CAPITAL TECHNOLOGIES INC
filed 2003-11-17
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-27407
DELTA CAPITAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0187705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Suite 440-375 Water Street, Vancouver, B.C., Canada V6B 5C6
(Address of principal executive office) (Zip Code)
(604) 312-0663
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 12,196,283.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Delta Capital Technologies, Inc., a Delaware corporation its subsidiaries and predecessors, if any, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of September 30, 2003 and statements of operations, and statements of changes in stockholders’ equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-5 through F-10 and are incorporated herein by this reference.

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Such statements may use words such as “may”, “will”, “expect”, “believe”, “plan” and similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date hereof. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in international, national and local business and economic condition, competition, changes in interest rates, actions by competitors, actions by government authorities, uncertainties associated with legal proceedings, technological development, future decisions by management in response to changing conditions and misjudgements in the course of preparing forward-looking statements. The foregoing list of factors is not exhaustive.

DELTA CAPITAL TECHNOLOGIES, INC.

BALANCE SHEET

September 30, 2003

(Unaudited)

ASSETS
Current assets
       Cash                                                                                   $            193
       Loan to Affiliate                                                                                 9,796
             Total Current Assets                                                                        9,989
License Agreement                                                                                       50,000
                                                                                              $         59,989

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable                                                                              $        407,357
Notes Payable, related party, convertible                                                               33,357
Note Payable                                                                                            20,000
Loans Payable                                                                                           28,387
Shareholder Loan                                                                                         1,000
Deposits                                                                                                 2,500
Total current liabilities                                                                     $        492,601

Minority interest                                                                                          ---

Stockholder's Equity (Deficit)
Common stock, $.001 par value                                                                           11,396
Additional paid-in capital                                                                           7,272,257
Accumulated Deficit                                                                                (7,716,265)

                                                                                                     (432,612)
                                                                                              $         59,989

The accompanying notes are an integral part of these financial statements

DELTA CAPITAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

                                      Three Months         Three Months         Nine Months          Nine Months
                                          ended               ended                ended                ended
                                      September 30,       September 30,        September 30,        September 30,
                                          2003                 2002                 2003                 2002

Revenue
      Investigative Services     $                  0 $             26,466 $                    $             48,670
      Gain from partial
      disposition of subsidiary                                                         125,624
Total Revenue                                       0               26,466              125,624               48,670
Expenses
      General and administrative              105,730              165,707              150,556              370,635

      Depreciation                                                                                             1,432

      Goodwill Impairment                                                                                     92,227
Total Expenses                                105,730              165,707              150,556              464,294
Net Income (Loss)                $          (105,730) $          (139,241) $           (24,932) $          (415,624)

Basic and diluted income(loss)
per share                        $             (0.01) $             (0.03) $             (0.00) $             (0.14)

The accompanying notes are an integral part of these financial statements

DELTA CAPITAL TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from December 31, 2002 to September 30, 2003

(Unaudited)

                                                     Common Stock                  Additional           Accumulated
                                               Shares            Amount          Paid in Capital          Deficit             Total
                                                 ========         ========           ============          ==========          ========
                                                           $                $                      $                   $
Balance, December 31, 2002                      5,463,714            5,464              7,135,064           7,691,333         (550,805)

Issuance of stock for Services                    300,000              300                  2,700                                 3,000
(January 2003)

Issuance of stock for Cash                      2,497,639            2,498                 46,349                                48,847
(March 2003)

Issuance of stock for Cash                        700,000              700                 14,486                                15,186
(April 2003)

Issuance of stock for Services                     86,264               86                  1,639                                 1,725
(July 2003)

Issuance of stock for Cash                      1,000,000            1,000                 19,000                                20,000
(August 2003)

Issuance of stock for Services                  1,315,333            1,315                 51,052                                52,367
(September 2003)

Issuance of stock for Cash                         33,333               33                  1,967                                 2,000
(September 2003)

Net Income for the period                                                                                    (24,932)          (24,932)
                                                 ========         ========           ============          ==========          ========
Balance, Sept. 30, 2003 (Unaudited)            11,396,283  $        11,396  $           7,272,257  $      (7,716,265)  $      (432,612)

The accompanying notes are an integral part of these financial statements.

DELTA CAPITAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

                                                                          September 30, 2003      September 30, 2002
                                                                                  ===========             ===========
Cash Flows From Operating Activities
  Net income (loss)                                                    $             (24,932)  $            (415,624)
  Gain on partial disposition of subsidiary, net of cash                            (128,986)
  Depreciation                                                                                                  1,432
  Impairment of goodwill                                                                                       92,227
  Issuance of common stock for services                                                57,092                 110,230
  Adjustments to reconcile net loss to net cash used in operating activities
     Change in operating assets and liabilities net of effects from purchase of subsidiary
       Increase (Decrease) in accounts payable                                         25,074                (19,143)
       Increase (Decrease) in loans payable                                               ---                     978
       Increase (Decrease) in accounts receivable                                         ---                 (1,102)
         Net cash from operating activities                                          (71,752)               (140,202)

Cash Flows From Investing Activities
  Purchase of License                                                                (50,000)
  Cash acquired in purchase of subsidiary                                                                      26,081
  Purchase of office equipment and leasehold improvements                                                        (93)
         Net cash from investing activities                                          (50,000)                  25,988

Cash Flows From Financing Activities
  Advances to affiliate                                                               (1,701)
  Proceeds from deposits                                                                                        2,500
  Proceeds from notes payable                                                          33,357
  Proceeds from advances                                                                  621                  51,371
  Proceeds from issuance of common stock                                               86,033                 174,663

         Net cash provided by financing activities                                    118,310                 228,534

Net increase (decrease) in cash                                                       (3,442)                 25,520)

Cash, beginning of period                                                               3,635                     452

Cash, end of period                                                    $                  193  $               23,972

No cash payments for interest or income taxes have been made.

The accompanying notes are an integral part of these financial statements.

DELTA CAPITAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The interim period financial statements as of and for the three and nine months ended September 30,2003, contained herein include the accounts of Delta Capital Technologies, Inc. (the “Company”). The interim period financial statements for the three and nine months ended September 30, 2003, include the accounts of the Company and its’ majority owned subsidiaries.

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

Note 2. Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during a period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 9,896,069 and 4,338,993 for the three months ended September 30, 2003 and 2002, respectively, and 8,312,796 and 2,934,143 for the nine months ended September 30, 2003 and 2002, respectively. Outstanding warrants are anti-dilutive for all periods presented.

Stock-Based Compensation

The Company has a 2003 Benefit Plan., which it accounts for under recognition and measurement principles of Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options granted to employees will be measured as the excess, if any of the quoted market price of the Companies stock at the date of the grant over the amount an employee is required to pay for the stock. Compensation cost for stock options granted to non-employees will be measured using the Black-Scholes Valuations model at the dates of the grant multiples by the number of options granted. In accordance with APB No. 25 the Company records compensation costs only for stock options issued to non-employees. No options have been issued under this plan.

License Agreement

The license agreement entitles the Company to exclusively operate the related business for an indefinite period of time, however it does include certain minimum operational requirements. As such the cost of the license agreement is not subject to amortization but will be tested for impairment at least annually. To date the Company has not had any sales related to this business.

Note 3. Going Concern

As shown in the financial statements, the Company has had substantial net losses for several years. The Company’s ownership in its only operating subsidiary was diluted during the year to a minority interest.

Further, the Company has net deficiency in capital of $432,612 at September 30, 2003. These factors raise concerns about the Company’s ability to continue as a going concern.

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

Note 4. Acquisition of Subsidiary

On January 1, 2003 Homelands Securities, Inc. (“Homelands”) acquired all the existing and outstanding shares of Dolphin Investigations Ltd. (“Dolphin”) in exchange for three hundred thousand shares (300,000) of Homelands. The acquisition of Dolphin reduced the Company’s interest in Homelands to 44.26% and as a result the Company is now a minority interest holder in Homelands.

Note 5. Investment in Significant Unconsolidated Subsidiary and Gain on Partial Disposition of Subsidiary

As a result of Homelands’ issuance of shares to affect the acquisition of Dolphin, the Company’s ownership of Homelands was reduced from 51.3% to 44.26%. The Company no longer exercises control over Homelands but does not retain an element of significant influence. As such, the Company no longer consolidates Homelands; rather, its investment in Homelands is accounted for using the equity method. The Company recognized a gain to the extent that the liabilities of Homelands exceeded its assets at the effective date of the change in method of accounting for its investment. The investment in Homelands under the equity method was restored to a zero balance as of the date of the transaction since the Company has no obligation to fund future losses. No Income or Loss has been recognized with respect to this investment in 2003.

Summarized unaudited consolidated financial information for Homelands as of and for then nine months ended September 30, 2003, is as follows:

Financial Position:
Total assets	$ 56,462
Total liabilities	(223,988)
Stockholders' equity (deficit)	$ (167,526)
Results of Operations:
Revenues	$ 104,396
Expenses	(148,287)
Net Loss	$ (43,891)

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

Management’s Discussion

As used herein the term “Company” refers to Delta Capital Technologies, Inc., a Delaware corporation, including subsidiaries and predecessors, unless the context indicates otherwise. During the quarter ended June 30, 2002, the Company’s majority owned subsidiary, Homelands Security, Inc., (“Homelands”) completed the acquisition of 100% of Interglobe Investigation Services, Inc. (“InterGlobe”). The transaction closed on April 15, 2002. This subsidiary was consolidated until its partial disposition effective January 1, 2003.

January 1, 2003 Homelands acquired all the existing and outstanding shares of Dolphin Investigations Ltd. (“Dolphin”) in exchange for three hundred thousand shares (300,000) of Homelands. The acquisition of Dolphin reduced the Company’s interest in Homelands to that of a minority interest holder.

In June 2003, the Company completed the purchase for $50,000 of a license to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers. One consultant was hired to assist Delta develop and execute a sales and marketing plan for the cash dispensers in Vancouver, British Columbia.

In September 2003, the Company incorporated Albion Developments Inc. (“Albion”), a Nevada corporation having no material assets or liabilities at September 30, 003. Albion was formed to provide a vehicle to allow the Company to capitalize on the emerging Chinese markets.

The Company is currently a holding company with a minority interest in Homelands. The Company’s intention is to act as a diversified holding company that will own both majority and minority interests in various business operations that will be acquired primarily with the Company’s common stock.

General

During the next 12 months, the Company intends to continue its attempts to increase its holdings through an acquisition or merger while continuing to assist Homelands develop strategic corporate relationships (i.e. joint services relationship, partnership or acquisition). Additionally, the Company will begin developing a marketing plan to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers.

Income (loss)

During the three and nine month period ending September 30, 2003 the Company had a net loss of $105,730 and $24,932, respectively.

Capital Expenditures

The Company had no capital expenditures for the three-month period ending September 30, 2003.

Capital Resources and Liquidity

The Company had current assets of $9,989 and total assets of $59,989 as of September 30, 2003. A net stockholders’ deficit in the Company was $432,612 at September 30, 2003.

Cash used in operating activities was $71,752 for the nine months ending September 30, 2003. Cash was used during the first nine months for accounting, administrative, legal and investor relations costs. Due to the acute shortage of cash available to pursue the Company’s business plan, 1,401,597 shares of the Company’s common stock was issued during the period pursuant to the Company’s Benefit Plan registered pursuant to Form S-8 to various individuals for providing consulting services that included the evaluations of products, services and companies, Company administration and legal assistance.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred during the quarter ended September 30, 2003, with respect to pending litigation. For more information on legal proceedings, see the Company’s Form 10KSB/A for the year ended December 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 11, 2003 the Company authorized the issuance of 1,000,000 shares of common stock to Bayside Management Corp. in exchange for $20,000 or $0.02 a share relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement was executed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of a U.S. person other than persons who purchased securities in transactions exempt from the registration requirements of the Securities Act; and also agree only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On August 11, 2003 the Company authorized the issuance of 33,000 shares of common stock to Andy Lewis in exchange for $2,000 or $0.06 a share relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement was executed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of a U.S. person other than persons who purchased securities in transactions exempt from the registration requirements of the Securities Act; and also agree only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 5. OTHER INFORMATION

On November 6, 2003 subsequent to the period covered in this report Delta’s subsidiary Albion, acquired a minority interest, in Sol Produce Imports Ltd. through the issuance of its stock. Sol is located in Vancouver British Columbia.

Sol’s operations comprise fresh and refrigerated produce importation, wholesaling, and distribution. Sol provides procurement, repacking, warehousing, and distribution services of fresh and refrigerated produce for a wide variety of customers in retail, and food distribution businesses in Canada and the United States. Management has not yet determined the accounting impact for this purchase.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)     Reports on Form 8-K. The Company filed no reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2003.

Delta Capital Technologies, Inc.

      /s/ “Martin Tutschek”

      President and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated June 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002.(Incorporated by reference from Form 10SB filed with the SEC on May 23, 2003.)
3(ii)	*	By-Laws of Delta Capital dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
MATERIAL CONTRACTS
10(i)	*	Debt Settlement Agreement dated January 8, 2002 between Delta Capital Technologies, Inc. and Bayside Management Corp. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)
10(ii)	*

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

10(xi)	*	License Agreement between Delta Capital Technologies, Inc. and Net Cash Services. Inc. (Incorporated by reference from Form 10SB filed with the SEC on May 23, 2003.)
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings.