Form 10KSB
period 2003-12-31
NEWMARK VENTURES INC
filed 2004-05-20
CIK 1066764

NEWMARK VENTURES, INC. AND SUBSIDIARIES
(formerly Delta Capital Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2003 and 2002

	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2001	722,257	$ 722	-	$ -	$ 6,657,442	$ (7,096,914)	$ (438,750)
Issuance of common stock for services	1,817,418	1,817			180,281		182,098
Issuance of common stock for cash	1,492,857	1,493			146,307		147,800
Issuance of common stock for payment of debt	1,102,552	1,103			109,500		110,603
Common stock issuable for cash received			328,630	329	32,534		32,863
Issuance of subsidiary stock for cash					9,000		9,000
Net loss for the year						(594,419)	(594,419)
Balances, December 31, 2002	5,135,084	5,135	328,630	329	7,135,064	(7,691,333)	(550,805)
Common stock issuable in 2002 for cash received, issued in 2003	328,630	329	(328,630)	(329)			-
Issuance of common stock for services	3,015,485	3,015			157,465		160,480
Issuance of common stock for cash	3,797,639	3,798			71,049		74,847
Common stock issuable for cash received			748,333	748	35,438		36,186
Net loss for the year						(228,088)	(228,088)
Balances, December 31, 2003	12,276,838	$ 12,277	748,333	$ 748	$ 7,399,016	$ (7,919,421)	$ (507,380)

The accompanying notes are an integral part of these consolidated financial statements.

F-6

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002.(Incorporated by reference from Form 10SB filed with the SEC on May 21, 2003.)
3(i)(d)	Attached	Amended Articles of Incorporation dated December 19, 2003.
3(iii)	*	By-Laws of Delta Capital dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.
MATERIAL CONTRACTS
10(i)	*	Share Exchange Agreement dated February 26, 2001 between Delta Capital Technologies, Inc. and Shareholders of Au-Online Inc. (Incorporated by reference from Form 10QSB filed with the SEC on May 21, 20
10(ii)	*	Stock Purchase and Sale Agreement dated May 4, 2001 between Delta Capital Technologies, Inc. and Shareholders of UMDN, Inc.(Incorporated by reference from Form 10-QSB filed with the SEC on May 21, 2
10(iii)	*	Agreement rescinding Purchase and Sale Agreement of May 4, 2001, dated October 31, 2001. (Incorporated by reference from the 10-QSB filed with SEC on June 6, 20
10(iv)	*	Debt Settlement Agreement dated January 8, 2002 between Delta Capital Technologies, Inc. and Bayside Management Corp. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2
10(v)	*

Debt Settlement Agreement dated January 9, 2002 between Delta Capital Technologies, Inc. and Churchill Resource Group, Inc. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(vi)	*	Debt Settlement Agreement dated January 9, 2002 between Delta Capital Technologies, Inc. and BP Equity Management Corp. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2
10(vii)	*	Debt Settlement Agreement dated January 9, 2002 between Delta Capital Technologies, Inc. and Jeff Young. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2
10(viii)	*	Debt Settlement Agreement dated January 10, 2002 between Delta Capital Technologies, Inc. and Bonanza Mgmt. Ltd. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2
10(ix)	*	Debt Settlement Agreement dated January 10, 2002 between Delta Capital Technologies, Inc. and Peter Kent Carasquero. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2
10(x)	*

Debt Settlement Agreement dated January 10, 2002 between Delta Capital Technologies, Inc. and Hospitality Financial Services Ltd. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2002.)

10(xi)	*	Fee Agreement dated January, 2002 between Delta Capital Technologies, Inc. and Kent Carasquero. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2
10(xii)	*	Stock Purchase and Sale Agreement dated March 8, 2002 between Delta Capital Technologies, Inc. and Homelands Security Inc. (Incorporated by reference from the 10-QSB filed with the SEC on June 6, 2
10(xiii)	*	Debt Settlement Agreement dated November 11, 2002 between Delta Capital Technologies, Inc. and Jam Corporate Consultants (Incorporated by reference from the 10-QSB filed with the SEC on May 21, 2
10(xiv)	*	License Agreement between Delta Capital Technologies, Inc. and Net Cash Services. Inc. (Incorporated by reference from Form 10SB filed with the SEC on May 21, 2
10(xv)	Attached	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Kent Carasquero
10(xvi)	Attached	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Martin Tutschek.
14	Attached	Code of Ethics
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(A)/15d-14(A) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of