Form 10QSB
period 2004-06-30
NEWMARK VENTURES INC
filed 2004-08-19
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **June 30, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-27407**

NEWMARK VENTURES, INC.

(Formerly "Delta Capital Technologies, Inc.")
(Exact name of small business issuer as specified in its charter)

DELAWARE	**98-0187705**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 440-375 Water Street , Vancouver, B.C., Canada V6B 5C6
(Address of principal executive office) (Postal Code)

(604) 312-0663
(Registrant's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of August 18, 2004 was 15,166,446.

1

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Newmark Ventures, Inc. (formerly "Delta Capital Technologies, Inc."), a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Consolidated Balance Sheet
(Unaudited)

ASSETS		June 30,2004
Current Assets		
Cash	$	1,858
Accounts receivable		1,896
Total current assets		3,754
Other Assets		
License agreement	$	50,000
Total assets		53,754
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
Liabilities		
Current liabilities		
Accounts payable and accrued expenses	$	520,734
Notes payable, stockholders		10,762
Note payable		20,000
Loans payable		28,387
Advances from related parties		1,000
Other		2,500
Total current liabilities		583,383
Total liabilities		583,383
Total Stockholder's Equity (Deficit)		
Common stock, $.001 par value		15,167
Additional paid-in capital		7,558,937
Accumulated deficit		(8,103,733)
Total equity		(529,629)
Total stockholders liabilities and equity (deficit)	$	53,754

The accompanying notes are an integral part of these financial statements

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Consolidated Statements of Operations
For the Three and six Ended June 30, 2004 and 2003
(Unaudited)

	Three months ended		Six months ended	
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue	$ 25,500	$ -	$ 25,500	$ -
Cost of Goods Sold	23,604	-	23,604	-
Gross Profit	1,896	-	1,896	-
Expenses				
General and Administrative	166,608	35,981	186,102	44,826
Operating Loss	$ (164,712)	(35,981)	(184,206)	(44,826)
Other income (loss)				
Exchange adjustment loss	(105)		(105)	
Gain from partial disposition of subsidiary				125,624
Net income (loss)	$ (164,817)	$ (35,981)	$ (184,311)	$ 80,798
Basic and diluted income (loss) per share	(0.01)	0.00	(0.01)	0.01

The accompanying notes are an integral part of these financial statements

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	June 30, 2004	June 30, 2003
Cash Flows From Operating Activities		
Net income (loss)	$ (184,311)	$ 80,798
Gain on partial disposition of subsidiary, net of cash		(128,986)
Adjustments to reconcile net income (loss) to net cash from operating activities		
Issuance of common stock for services and expenses	100,000	3,000
Increase in accounts receivable	(1,896)	
Increase in Accounts Payable	34,300	16,831
Net cash from operating activities	(51,907)	(28,357)
Cash Flows From Investing Activities		
Acquisition of License		(50,000)
Cash Flows From Financing Activity		
Advances to affiliate		(783)
Proceeds from (repayments of)notes payable, stockholders	(8,301)	10,851
Proceeds from advances		621
Proceeds from issuance of common stock	62,062	64,033
Net cash from financing activities	53,761	74,722
Net change in cash	1,854	(3,635)
Cash, beginning of period	4	3,635
Cash, end of period	$ 1,858	$ 0

No cash payments for interest or income taxes have been made.

The accompanying notes are an integral part of these financial statements.

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2004

Note 1 – The Company and Basis of Presentation

Newmark Ventures, Inc. (formerly known as Delta Capital Technologies, Inc.) ("the Company") was incorporated in March 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions in Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Investments in entities where the Company owns at least a 20% interest, but does not have control, are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Note 2- Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 14,169,829 and 8,884,430 for the three months ended June 30, 2004 and 2003, respectively and 13,627,198 and 7,508,038 for the six months ended June 30, 2004 and 2003, respectively. Warrants and debt convertible into common shares were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive.

Note 3 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2004

Note 4 - Going Concern

At June 30, 2004 the Company has an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

On February 2, 2004 the Company's subsidiary Homelands Security, Inc. ("Homelands") in which it had a minority interest (20.5%), disposed of two wholly owned subsidiaries, Interglobe Investigation Services, Inc. ("Interglobe") and Dolphin Investigations, Ltd. ("Dolphin") in response to changes to be implemented by the Province of British Columbia, Canada, with respect to the licensing and monitoring of security companies. Subsequent to the disposition, Homelands changed its name to Riverside, Inc. ("Riverside"). The Company now owns a 27.5% interest in Riverside.

Riverside is in negotiations to acquire Spirit of Youth Enterprises Inc., a private company that produces the Spirit of Aboriginal Youth magazine ("SAY"). SAY is a lifestyle magazine for Canadian Aboriginal youth with timely articles, inspiring profiles and keen insights into entertainment, sports, careers, celebrity and youth culture. SAY Magazine is published three times per year (Winter/Spring/Fall) and can be subscribed for online at www.saymag.com.

The Company will continue to sell the Triton product line of non-depository, indoor cash dispensers throughout the Vancouver, British Columbia area.

Over the next 12 months, the Company intends to act as a diversified holding company that will own both majority and minority interests in various business operations that will be acquired primarily with the Company's common stock.

Results of Operations

During the six month period ended June 30, 2004, the was engaged in the sale of the Triton product line of non-depository indoor cash dispensers and negotiations to acquire the Spirit of Youth Enterprises, inc. through a minority owned subsidiary. While the Company recognized revenue in the current six month period, such was insufficient to overcome net losses primarily the result of an increase in general and administrative expenses. The Company expects to increase revenue and decrease expenses in future periods.

Quarters ended June 30, 2004 and 2003

Gross Revenue

Gross revenue for the three month period ended June 30, 2004 was $25,500 as compared to $0 for the comparable period ended June 30, 2003. Gross revenue for the six month period ended June 30, 2004 was $25,500 as compared to $0 for the comparable period ended June 30, 2003. Revenue in the current three and six month periods can be attributed to the sale of On April 20, 2004 the Company completed the sale of six 9 Triton 9100 series ATMS bank machines. The Company expects to increase gross revenues in future periods.

Net Loss

Net losses for the three month period ended June 30, 2004 were $164,817 as compared to a net loss of $35,981 for the comparable period ended June 30, 2003, an increase of 358%. Net losses for the six month period ended June 30, 2004 were $184,311 as compared to a net income of $80,798 for the comparable period ended June 30, 2003. The increase in net losses over the comparative three month periods can be attributed to an increase in general and administrative expenses and costs of goods sold. The transition to net losses in the current six month period as compared to net income in the comparative six month period can be attributed to an extraordinary gain from the partial disposition of a subsidiary in the prior period. The Company expects to continue to incur losses in future periods until such time as it can increase revenue and reduce general and administrative expenses.

Expenses

General and administrative expenses for the three month period ended June 30, 2004 increased to $166,608 from $35,981for the comparable period ended June 30, 2003, an increase of 363%. General and administrative expenses for the six month period ended June 30, 2004 increased to $186,102 from $44,826 for the comparable period ended June 30, 2003, an increase of 315%. The increase in general administrative expenses over the three and six month period is attributed to an increase in stock compensation expense of $100,000 provided to the Company's chief executive officer for services rendered pursuant to an employment agreement. The Company anticipates that general and administrative expenses will decrease in future periods.

Cost of goods sold for the three month periods ended June 30, 2004, and June 30, 2003 were $23,604 and $0 respectively. Cost of goods sold for the six month periods ended June 30, 2004, and June 30, 2003 were $23,604 and $0 respectively. Cost of goods sold is attributable to the purchase cost of the six 9 Triton 9100 series ATMS bank machines. The Company expects that the cost of goods sold will remain relatively consistent the purchase of ATMS bank machines over future periods

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from costs incurred that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in product costs by increasing revenue and decreasing expenses.

Liquidity and Capital Resources

Cash flow used in operations for the six month period ended June 30, 2004 was $51,907 as compared to cash flow used in operations of $28,357 for the comparable period ended June 30, 2003. The increase in cash flows used in operations in primarily attributable to the partial disposition of a subsidiary in the prior period. The Company expects to continue to use cash flow in operations over future periods.

Cash flow used in investing activities for the six month period ended June 30, 2004 was $0 as compared to $50,000 for the three month period ended June 30, 2003. The investment activity in 2003 consisted of the acquisition of the license to sell the ATMS bank machines.

Cash flow provided by financing was $53,761 for the six month period ended June 30, 2004 as compared to $74,722 for the six month periods ended June 30, 2003. Cash flow provided by financing in the current six month period is attributable to proceeds from the sale of the Company's common stock.
The Company has a working capital deficit of $579,629 as of June 30, 2004 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private placements. The Company does not have sufficient capital to fund operations for the remainder of 2004 or complete its plan of operation without a substantial infusion of operating capital. The Company had no lines of credit or other bank financing arrangements as of June 30, 2004. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 and in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be critical in determining the results of operations and its financial position. The Company believes that the accounting principles it uses conform to accounting principles generally accepted in the United States of America.

Revenue Recognition

The Company generates revenue through the sale of ATMS bank machines. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in future business opportunities; (iii) the ability of the Company to achieve sufficient revenues through selling the Triton product line of non-depository, indoor cash dispensers to fund and maintain operations; (iv) the stock market and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 26th 2004 the Company received an Order in the Supreme Court of British Columbia on behalf of JTE Management Inc. The Court ordered a worldwide Nareva Injunction that restrained the Company from disposing of or dealing with any of the Company's assets, wheher held directly or indirectly, wherever situate until full satisfaction of the judgement of the Court of Queens Bench Alberta, Judicial District of Calagary dated August 8, 2001 which was registered with the Supreme Court of British Columbia by order on February 19th, 2004. The judgement entitled JTE Management Inc. to recover the sum of CDN $171,814.41 from the Company based on a debt of CDN $103,088.65 and interest. On April 30, 2004, JTE Management, Inc. dismissed the Court of Queens Bench Alberta, and the Supreme Court of British Columbia claims brought against the Company and assigned the debt to Bayside Management Corp. The Company has yet to file a record of the dismissal with the Alberta or British Columbia courts.

ITEM 2. CHANGES IN SECURITIES

On April 30, 2004, the Company issued 1,000,000 shares of common stock valued at $0.10 per share to Kent Carasquero a citizen and resident of Canada pursuant to an employment agreement. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock pursuant to an employment agreement; (3) the offeree did not resell the stock but has continued to hold it since the date of issuance; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by issuing the stock only to an offeree who was outside the United States at the time the employment services were rendered, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the stock for the account or benefit of a U.S. person other than persons who acquired the stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the stock in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On May 5, 2004, the Company issued 126,825 shares of its common stock to Karmjit Berar for cash at $0.04 per share. The individual resides in British Columbia, Canada. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the cash consideration was paid, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the stock for the account or benefit of a U.S. person other than persons who acquired the stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the stock in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On June 8, 2004, the Company issued 450,000 shares of its common stock to Dr. Kui Lim Lu for cash at $0.04 per share. The individual resides in British Columbia , Canada. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On June 10, 2004, the Company issued 200,000 shares of its common stock to Pia Athayde for cash at $0.04 per share. The individual resides in Manitoba , Canada. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the cash consideration was paid, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the stock for the account or benefit of a U.S. person other than persons who acquired the stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the stock in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On June 24, 2004, the Company issued 129,450 shares of its common stock to Nirwarl Grewal for cash at $0.04 per share. The individual resides in Alberta Columbia, Canada. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the cash consideration was paid, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the stock for the account or benefit of a U.S. person other than persons who acquired the stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the stock in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 5. OTHER INFORMATION

On April 30, 2004 Mr. Martin Tutschek resigned as the Company's chief executive officer and chief financial officer and accepted the position of secretary.

On April 30, 2004 Mr. Francisco Kent Carasquero was appointed to the board of directors of the Company and was also appointed as the Company's chief executive officer and chief financial officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 17 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of August 2004.

Newmark Ventures, Inc.

/s/ Francisco Kent Carasquero
By: Francisco Kent Carasquero
Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(ii)	*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(iii)	*	By-Laws of Delta Capital dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000)
3(iv)	*	Amended Articles of Incorporation dated January 4, 2002.(Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(v)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(i)	*

Stock Purchase and Sale Agreement dated March 8, 2002 between Delta Capital Technologies, Inc. and Homelands Security Inc. (Incorporated by reference from the 10QSB filed with the SEC on June 6, 2002.)

10(ii)	*	Debt Settlement Agreement dated November 11, 2002 between Delta Capital Technologies, Inc. and Jam Corporate Consultants (Incorporated by reference from the 10KSB filed with the SEC on May 21, 2003)
10(iii)	*	License Agreement between Delta Capital Technologies, Inc. and Net Cash Services. Inc. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003)
10(iv)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(v)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(vi)	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of the Company..