Form 10QSB
period 2004-09-30
NEWMARK VENTURES INC
filed 2004-11-17
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**.

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

(604) 725-4160
(Registrant's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 16, 2004 was 14,640,046.

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

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Consolidated Balance Sheet
(Unaudited)

ASSETS		September 30 2004 (unaudited)
Current Assets		
Accounts receivable	$	2,276
Other Assets		
License agreement		50,000
Total assets	$	52,276
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
Current liabilities		
Accounts payable and accrued expenses	$	275,570
Notes payable, stockholders		12,201
Note payable		20,000
Loans payable		28,387
Advances from related parties		1,000
Other		2,500
Total current liabilities		339,658
Stockholders' Equity (Deficit)		
Common stock, $.001 par value		14,640
Additional paid-in capital		7,772,574
Accumulated deficit		(8,074,596)
Total stockholders' equity (deficit)		(287,382)
Total liabilities and stockholders' equity (deficit)	$	52,276

The accompanying notes are an integral part of these financial statements

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Consolidated Statements of Operations
For the three and nine months Ended September 30, 2004 and 2003
(Unaudited)

	Three months ended		Nine months ended	
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Revenue	$ -	$ -	$ 25,500	$ ---
Cost of Goods Sold			23,604	
Gross Profit	-	-	1,896	-
Expenses				
General and Administrative	50,825	105,730	236,926	150,556
Operating Income (Loss)	(50,825)	(105,730)	(235,030)	(150,556)
Other income (loss)				
Exchange adjustment Loss	(39)		(144)	
Gain on debt forgiveness by former officer of Company	60,000		60,000	
Gain from partial disposition of subsidiary				125,624
Gain from Sale of investment in Riverside, Inc.	20,000		20,000	
Net income (loss)	$ 29,136	$ (105,730)	$ (155,174)	$ (24,932)
Basic and diluted income (loss) per share	$ 0.00	$ (0.01)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended Sept 30, 2004 and 2003
(Unaudited)

	Sept 30, 2004	Sept 30, 2003
Cash Flows From Operating Activities		
Net loss	$ (155,174)	$ (24,932)
Gain on debt forgiveness	(60,000)	
Gain on sale of investment in Riverside, Inc.	(20,000)	
Gain on partial disposition of subsidiary, net of cash		(128,986)
Adjustments to reconcile net loss to net cash from operating activities		
Issuance of common stock for services	100,000	57,092
Increase in accounts receivable	(2,276)	
Increase in accounts Payable	62,246	25,074
Net cash from operating activities	(75,204)	(71,752)
Cash Flows From Investing Activities		
Acquisition of License		(50,000)
Proceeds from sale of investment in Riverside, Inc.	20,000	
Net cash from investing activities	20,000	(50,000)
Cash Flows From Financing Activity		
Advances to affiliate		(1,701)
Net proceeds from (payments of) notes payable, stockholders	(6,862)	33,357
Proceeds from advances		621
Proceeds from issuance of common stock	62,062	86,033
Net cash from financing activities	55,200	118,310
Net change in cash	(4)	(3,442)
Cash, beginning of period	4	3,635
Cash, end of period	$ -	$ 193

No cash payments for interest or income taxes have been made.

In September 2004, the Company issued 473,580 shares of common stock to Bayside Management Corp. as payment of an existing liability amounting to $213,111.

In September 2004, the Company issued 150,000 shares of common stock to a Director as payment of accrued wages amounting to $60,000. Subsequent to this issuance and before September 30, 2004 the Director resigned and returned the shares issued to him. The Director forgave the debt associated with the wages owed to him which resulted in a gain on debt forgiveness of $60,000.

The accompanying notes are an integral part of these financial statements.

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2004

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

During the quarter ended September 30, 2004, the Company sold its interest in its equity method subsidiary, Riverside, Inc., for Twenty Thousand dollars ($20,000), to five shareholders of the Company. The Company's basis in Riverside was zero and thus the Company recorded a gain of $20,000 related to this sale for the three and nine months ended September 30, 2004.

Note 2- Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings (loss) per share) and potentially dilutive common shares.

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2004

Note 2- Earnings Per Share (continued)

Weighted average number of common shares outstanding data for the three and nine months ended September 30 is summarized as follows:

	Three months ended		Nine months ended	
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Weighted average number of shares outstanding - basic	15,165,850	9,896,069	14,151,641	8,312,796
Effect of dilutive securities: Warrants	3,190,580			
Weighted average number of shares outstanding - diluted	18,356,430	9,896,069	14,151,641	8,312,796

For the three and nine months ended September 30, 2003, and the nine months ended September 30, 2004, warrants and debt convertible into common shares were not included in the computation of diluted earnings per share because they were anti-dilutive. Warrants were dilutive for the three months ended September 30, 2004.

Considered in the computation of earnings per share for the three and nine months ended September 30, 2004, were one million shares returned to the Company effective September 24, 2004. The return of these shares had no impact on the net income (loss) of the Company.

Note 3 – Additional Footnotes Included By Reference

Except as indicated in the Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

NEWMARK VENTURES, INC.
(Formerly Delta Capital Technologies, Inc.)
Notes to the Consolidated Financial Statements
For the three and nine months ended September 30, 2004

Note 4 - Going Concern

At September 30, 2004 the Company has an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 5 – Subsequent Event

In November 2004, the Company completed negotiations to acquire X-Scape, Inc. ("X-Scape"), an Arizona based company that provides e-Marketing services to the hospitality industry. The completion of the acquisition of X-Scape is subject to certain conditions which must still be met. Once the acquisition is finalized, the Company will account for it using the purchase method and will determine the purchase price allocation and resulting goodwill, if any.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company's fiscal year end is December 31.

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

During the quarter ended September 30, 2004 the Company sold its 27.5% interest in Riverside, Inc. for Twenty Thousand dollars ($20,000), to five shareholders of the Company. The Company's basis in Riverside was zero and thus the Company recorded a gain of $20,000 related to this sale in the Financial Statements for the three and nine months ended September 30, 2004.

The Company's operations for the coming year will consist of selling the Triton product line of non-depository indoor cash dispensers pursuant to an exclusive license agreement with Net Cash Services, Inc. and pursuing additional business opportunities. The Company has in the past acquired varying interests in operating businesses and does not intend to limit its search for opportunities to any particular industry, but will evaluate each business on its merits. Over the next 12 months, the Company intends to act as a diversified holding company that will own both majority and minority interests in various business operations that will be acquired primarily with the Company's common stock.

On February 2, 2004 the Company's subsidiary Homelands Security, Inc. ("Homelands") in which it had a minority interest (20.5%), disposed of two wholly owned subsidiaries, Interglobe Investigation Services, Inc. ("Interglobe") and Dolphin Investigations, Ltd. ("Dolphin") in response to changes to be implemented by the Province of British Columbia, Canada, with respect to the licensing and monitoring of security companies. Subsequent to the disposition, Homelands changed its name to Riverside, Inc. ("Riverside"). During the quarter ended September 30, 2004 the Company sold its minority interest in Riverside, Inc. to five Newmark shareholders for twenty thousand dollars ($20,000). The sale was concluded to better enable management to focus on the sale of Triton products and the search for a new business opportunity.

On November 10, 2004 the Company completed negotiations to acquire 100% of the common shares of X-Scape, Inc. ("X-Scape") an Arizona based company that provides e-Marketing services to the hospitality industry. The Company's acquisition of X-Scape is subject to the receipt of X-Scape's audited financial statements, a consolidation of the Company's common shares, the issuance of $450,000 worth of the Company's common shares to the shareholders of X-Scape and the execution of a definitive share agreement.

X-Scape offers critical e-Marketing solutions to the $120 billion US hospitality industry. The company's core business is to provide hotels with an e-Marketing facility, serve as an online advertising medium, and function as a conduit for the direct distribution of hotel rooms and hotel services to online customers.

X-Scape provides a direct and inexpensive channel through its website www.usbesthotels.com, for bringing hotels and guests together on the internet. The current online market has made hotels dependent on internet search engines that are most often focused on competitive pricing rather than the overall appeal. Hotel revenues are stifled and complimentary hotel services that increase revenues are ignored. Online customers also suffer from being unable to deal directly with hospitality property owners. The use of internet search engines devoted to pricing and a variety of products rarely enable a prospective hotel guest to properly evaluate the merits of any given hotel before making a reservation.

X-Scape currently generates revenues from over 7,000 hotel listings and related advertising. The user selects a destination and views hotels based on hotel class and type. The user is then directed to a selection of hotel listings that match the user's choice which in turn link directly to each hotel's website. The hotel is then able to properly represent accommodations and services while the prospective guest is positioned on the internet to make an informed decision.

Results of Operations

During the nine month period ended September 30, 2004, the Company was engaged in the sale of the Triton product line of non-depository indoor cash dispensers and the divestiture of minority interests in certain operating subsidiaries. While the Company recognized revenue in the current nine month period, such revenue was insufficient to overcome net losses primarily the result of an increase in general and administrative expenses. The Company expects to increase revenue and decrease expenses in future periods.

Quarters ended September 30, 2004 and 2003

Gross Revenue

Gross revenue for the three month period ended September 30, 2004 was $0 as compared to $0 for the comparable period ended September 30, 2003. Gross revenue for the nine month period ended September 30, 2004 was $25,500 as compared to $0 for the comparable period ended September 30, 2003. The increase in revenue over the comparative nine month periods can be attributed to sale of nine Triton ATMS bank machines. The Company expects revenues to increase in future periods.

Net Loss

Net income for the three month period ended September 30, 2004 was $29,136 as compared to a net loss of $105,730 for the comparable period ended September 30, 2003. Net losses for the nine month period ended September 30, 2004 were $155,174 as compared to net losses of $24,932 for the comparable period ended September 30, 2003. Net income in the three month period ended September 30, 2004 can be attributed mainly to the gain realized on the forgiveness of debt by a former director and the disposition of the Company's interest in Riverside. The Company expects to continue to incur losses in future periods until such time as it can generate consistent revenue.

Expenses

General and administrative expenses for the three month period ended September 30, 2004 were $50,825 down from $105,730, a decrease from the comparable period ended September 30, 2003 of 52%. General and administrative expenses for the nine month period ended September 30, 2004 were $236,926 up from $150,556 for the comparable period ended September 30, 2003, an increase of 57%. The increase in general and administrative expenses over the comparable nine month periods is attributed to stock compensation expenses for services rendered. The Company anticipates that general and administrative expenses will increase in future periods.

Cost of goods sold for the three month periods ended September 30, 2004, and September 30, 2003 were $0 and $0 respectively. Cost of goods sold for the nine month periods ended September 30, 2004, and September 30, 2003 were $23,604 and $0 respectively. Cost of goods sold is attributable to the purchase cost of the six 9 Triton 9100 series ATMS bank machines. The Company expects that the cost of goods sold will remain relatively consistent with the purchase of ATMS bank machines over future periods

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from costs incurred that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in product costs by increasing revenue and decreasing expenses.

Liquidity and Capital Resources

Cash flow used in operations for the nine month period ended September 30, 2004 was $75,204 as compared to cash flow used in operations of $71,752 for the comparable period ended September 30, 2003. The Company expects to continue to use cash flow in operations over future periods.

Cash flow from investing activities for the nine month period ended September 30, 2004 provided $20,000 as compared to $50,000 used for the nine month period ended September 30, 2003. The investment activity in 2003 consisted of the acquisition of the license to sell the Triton ATMS bank machines. The investment activity in 2004 consisted of proceeds from the sale of the Company's investment in Riverside.

Cash flow provided by financing was $55,200 for the nine month period ended September 30, 2004 as compared to $118,310 for the nine month period ended September 30, 2003. Cash flow provided by financing in the current and prior nine month period is attributable mainly to proceeds from the sale of the Company's common stock.

The Company's current assets are insufficient to conduct its plan of operation over the next twelve months. The Company does not have sufficient capital to complete its plan of operation without a substantial infusion of operating capital. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. The Company's major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement with any prospective joint venture partner. The Company's inability to obtain funding would have a material adverse affect on its plan of operation.

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

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in future business opportunities; (iii) the ability of the Company to achieve sufficient revenues through selling the Triton product line of non-depository, indoor cash dispensers to fund and maintain operations; (iv) the stock market and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II – OTHER INFORMATION

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

On April 30, 2004, JTE Management, Inc. dismissed the Court of Queens Bench Alberta, and the Supreme Court of British Columbia claims brought against the Company and assigned the debt to Bayside Management Corp. On September 10, 2004 the Company issued 473,580 common shares in exchange for a settlement of the Bayside Management Corp. debt. The Company has yet to file a record of the dismissal with the Alberta or British Columbia courts.

ITEM 2. CHANGES IN SECURITIES

On September 10, 2004, the Company issued 473,580 unregistered shares of common stock at $0.45 per share to Bayside Management Corp a British Columbia corporation pursuant to a debt settlment agreement. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for debt settlement; (3) the offeree did not resell the stock but has continued to hold it since the date of issuance; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the consulting services were rendered, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On September 12, 2004, the Company issued 150,000 unregistered shares of common stock valued at $0.40 per share to Martin Tutschek a resident of British Columbia pursuant to a debt settlment agreement. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for consulting services; (3) the offeree did not resell the stock but has continued to hold it since the date of issuance; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the consulting services were rendered, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2004 the shareholders holding the majority of the issued and outstanding common voting shares of the Company voted to cause the board of directors to consolidate the Company's capital structure on a up to eight (8) to one (1) basis. The consolidation is to be effected as soon as is practicable in accordance with the rules and regulations of the Securities Exchange Act of 1934 as amended, and the State of Delaware.

On November 4,2004 the shareholders holding the majority of the issued and outstanding common voting shares of the Company voted to cause the Company to amend its certificate of incorporation to permit an increase in the Company's authorized share capital from 25,000,000 authorized common shares par value $0.001 to 100,000,000 authorized common shares par value $0.001. The increase in share capital to be effected as soon as is practicable in accordance with the rules and regulations of the Securities Exchange Act of 1934 as amended, and the State of Delaware.

The consent resolutions were approved by 7,820,924 or 53.4% of the issued and outstanding shares entitled to act on the matters presented.

The consolidation and increase in authorized common share capital will be effected upon filing of the Company's certificate of amendment with the Delaware Secretary of State on or after December 10, 2004. The share consolidation has no effect on the financial statements contained herein.

The shareholder action did not involve the election of directors.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of November 2004

Newmark Ventures, Inc.

/s/ Roderick Shand
By: Roderick Shand
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

10(ii)	*	Debt Settlement Agreement dated November 11, 2002 between Delta Capital Technologies, Inc. and Jam Corporate Consultants (Incorporated by reference from the 10KSB filed with the SEC on May 21, 2003)
10(iii)	*	License Agreement between Delta Capital Technologies, Inc. and Net Cash Services. Inc. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003)
10(iv)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(v)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(vi)	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(vii)	Attached	Debt Settlement Agreement dated September 10, 2004 between Newmark Venutres, Inc. and Bayside Management Corp.
10(viii)	Attached	Debt Settlement Agreement dated September 12, 2004 between Newmark Ventures, Inc. and Martin Tutschek
31	Attached

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