Form 10QSB
period 2005-06-30
NEWMARK VENTURES INC
filed 2005-08-22
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **June 30, 2005**.

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

Yes **X** No

The number of issued and outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of August 19, 2005 was 5,596,010.

1

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Newmark Ventures, Inc. (formerly “Delta Capital Technologies, Inc.”), a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in the Form 10-QSB reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

NEWMARK VENTURES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

		June 30 2005 (unaudited)
ASSETS		
Current Assets		
Cash	$	189
License agreement held for sale, discontinued operations		25,000
Total assets	$	25,189
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
Current liabilities		
Accounts payable and accrued expenses	$	359,724
Accounts payable and accrued expenses, related parties		79,868
Notes payable		37,101
Convertible Notes payable, stockholder		54,827
Loans payable		28,387
Total current liabilities		559,907
Stockholders' Equity (Deficit)		
Common stock, $.001 par value 100,000,000 shares authorized, 5,596,010 issued and outstanding		5,596
Additional paid-in capital		7,890,618
Accumulated deficit		(8,143,573)
Deficit Accumulated during development stage		(287,359)
Total stockholders' equity (deficit)		(534,718)
Total liabilities and stockholders' equity (deficit)	$	25,189

The accompanying notes are an integral part of these financial statements

.NEWMARK VENTURES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004 and for the Period
from January 1, 2005 (the effective date of the development stage) to June 30, 2005
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative During the Development Stage
	June 30 2005	June 30 2004	June 30 2005	June30 2004	
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses					
General and Administrative	93,688	166,713	147,953	186,207	147,953
Website planning costs	139,406		139,406		139,406
Loss from continuing operations	(233,094)	(166,713)	(287,359)	(186,207)	(287,359)
Discontinued Operations					
Gain from operations of discontinued component		1,896		1,896	
Net Income (loss)	$ (233,094)	$ (164,817)	$ (287,359)	$ (184,311)	$ (287,359)
Net Income (Loss) Per Share (Basic and Diluted)					
Continuing Operations	$ (0.04)	$ (0.01)	$ (0.05)	$ (0.01)	
Discontinued Operations	0.00	0.00	0.00	0.00	
Net Loss Per Share	$ (0.04)	$ (0.01)	$ (0.05)	$ (0.01)	

The accompanying notes are an integral part of these financial statements

NEWMARK VENTURES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from January 1, 2005 (the effective date of the development stage) to June 30, 2005
(Unaudited)

	Common Stock			Common Stock Issuable			Additional Paid-in Capital		Accumulated Deficit		Deficit Accumulated During the Development Stage		Total
	Shares		Amount	Shares		Amount							
Balance December 31,2004	5,371,885	$	5,372	118,125	$	118	$ 7,781,724	$	(8,143,573)	$	-	$	(356,359)
Issuance of Common stock for settlement of accrued expenses													
January 2005	21,000		21				13,979						14,000
May 2005	10,000		10				19,990						20,000
Issuance of stock for cash													
May 2005	25,000		25				24,975						25,000
May 2005	25,000		25				24,975						25,000
June 2005	25,000		25				24,975						25,000
Issuance of common stock issuable													
May 2005	118,125		118	(118,125)		(118)							
Net Loss											(287,359)		(287,359)
Balance June 30,2005	5,596,010	$	5,596	-	$	-	$ 7,890,618	$	(8,143,573)	$	(287,359)	$	(534,718)

The accompanying notes are an integral part of these financial statements

NEWMARK VENTURES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004 and for the Period from January 1, 2005 (the effective date of the development stage) to June 30, 2005
(Unaudited)

	June 30,2005	June 30,2004	Cumulative During the Development Stage
Cash Flows From Operating Activities			
Net loss	$ (287,359)	$ (184,311)	$ (287,359)
Adjustments to reconcile net loss to net cash from operating activities			
Increase in accounts payable and accrued expenses	187,861	34,300	187,861
Increase in accounts receivable		(1,896)	
Issuance of common stock for services		100,000	
Net cash from operating activities	(99,498)	(51,907)	(99,498)
Cash Flows From Financing Activities			
Proceeds from (payments on) notes payable	18,267	(8,301)	18,267
Proceeds from issuance of common stock	75,000	62,062	75,000
Net cash from financing activities	93,267	53,761	93,267
Net change in cash	(6,231)	1,854	(6,231)
Cash, beginning of period	6,420	4	6,420
Cash, end of period	$ 189	$ 1,858	$ 189

During the six months ended June 30, 2005 the Company issued 31,000 shares in settlement of $34,000 in accrued expenses. During the same period in 2004 the Company issued 100,000 shares to a director for services.

The accompanying notes are an integral part of these financial statements.

NEWMARK VENTURES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

Newmark Ventures, Inc. ("the Company") was incorporated in March 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In early 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company's desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company's cash dispenser operations were considered discontinued. The only asset associated with this business component is the license agreement which is classified as held for sale. The carrying value of the license agreement is classified as a current asset because it is being actively marketed. There are no liabilities associated with this business component. Since this was the Company's only operating component, the Company re-entered the development stage as of January 1, 2005.

The Company is currently pursuing a development project to provide internet users of all ages and interests a safe, stimulating and multi-faceted multi-use web environment (See note 4).

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions in Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Investments in entities where the Company owns at least a 20% interest, but does not have control, are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Website Development Costs

Website development costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized on a straight line-line basis if management believes such costs are significant. All maintenance and enhancement cost are expensed as incurred. There have been no amounts capitalized as of yet.

NEWMARK VENTURES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation – (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2- Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares.

The weighted average number of shares outstanding for the three months ended June 30, 2005 and 2004 was 5,551,505 and 5,313,686, respectively. The weighted average number of shares outstanding for the six months ended June 30,2005 and 2004 was 5,528,004 and 5,110,196 respectively. Warrants and debt convertible into common shares were not included in the computation of diluted earnings per share because they were anti-dilutive for all periods presented due to the Company's net losses. In March 2005, the Board of Directors authorized a three-for-two forward split of the common stock of the Company. The accompanying financial statements are presented on a post split basis. The loss per share amounts for the periods ended June 30, 2005 and 2004 have been adjusted accordingly.

Note 3 - Going Concern

At June 30, 2005 the Company has an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is pursuing a development project to provide internet users of all ages and interests a safe, stimulating and multi-faceted multi-use web environment but it will need additional working capital to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon engaging in active business operations and obtaining additional working capital. Management is presently engaged in seeking additional working capital equity funding and plans to continue to invest in other businesses with funds obtained. However, if its efforts are unsuccessful, the Company may have to cease operations.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

NEWMARK VENTURES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 4 – Subsequent Event

On July 15, 2005 the Company signed a Portal Development Agreement with Sygenics Interactive Inc. ("Sygenics"), a developer of advanced information management technology located in Montreal, Quebec, Canada and an authorized licensee of Sygenics Inc., for the design, development, and deployment of an interactive web portal for our Trondheim project. The web portal will be designed by integrating a combination of technologies previously developed and owned by Sygenics Inc., as well as third party software, and new software to be developed specifically for the Company by Sygenics Interactive Inc.

The Agreement has a twelve month term with an initial payment due on execution for past due services rendered and successive monthly payments due over the term tied to the achievement of certain developmental milestones. The Company expects to pay an aggregate amount of $1,320,000 Canadian Dollars (US$1,083,049 at July 15, 2005) over the term of the Agreement. Hardware and software costs are not included in the fee schedule and will be paid separately by the Company. The Developer is expected to complete the portal by August 1, 2006.

The Company will be the sole and exclusive owner of the finished portal, all content developed for the site and any other work product constructed in connection with the Agreement. The Developer will be the sole and exclusive owner of the tools used in the development of the site and all applicable intellectual property rights connected to the portal development. The Company has further granted the Developer a right of first refusal on terms no less favorable to the Company than the prices and terms available from third parties with comparable expertise to extend the narrative storyline, characters and locations developed for the portal into other media, such as but not limited to, feature films, video programs, and comic books.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company's fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management's good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The words "believes," "expects," "intends," "plans," "anticipates," "hopes," "likely," "will," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements in connection with the Trondheim Project; (ii) uncertainties involved related to market acceptance of products and services to be offered in connection with the Trondheim Project; (iii) the ability of the Company to achieve sufficient revenues through the Trondheim Project to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company's forward-looking statements, please refer to the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

<u>Business</u>

The Company decided in early 2005 to discontinue its operations with respect to the sale and deployment of the Triton product line of non-depository, indoor cash dispensers in connection with a license agreement acquired from Net Cash Services. Inc. in 2003. The Company's operations have since focused on the development of an interactive web portal, which we refer to as the Trondheim Project.

The Trondheim Project

On July 15, 2005 we entered into a Portal Development Agreement ("Agreement") with Sygenics ("Developer"). The Agreement provides for the design, development and deployment of an online virtual pet portal/website with highly interactive two-dimensional graphical interfaces and a powerful multi-layered back end engine which will enable the building of a worldwide virtual community.

The Agreement has a twelve month term with an initial payment due on execution for past due services rendered and successive monthly payments due over the term tied to the achievement of certain developmental milestones. We expect to pay an aggregate amount of $1,320,000 Canadian Dollars (US$1,083,049 at July 15, 2005) over the term of the Agreement. Hardware and software costs are not included in the fee schedule and will be paid separately by the Company. The Developer is expected to complete the portal by August 1, 2006.

We will be the sole and exclusive owner of the finished portal, all content developed for the site and any other work product constructed in connection with the Agreement. The Developer will be the sole and exclusive owner of the tools used in the development of the site and all applicable intellectual property rights connected to the portal development. We have further granted the Developer a right of first refusal on terms no less favorable to us than the prices and terms available from third parties with comparable expertise to extend the narrative storyline, characters and locations developed for the portal into other media, such as but not limited to, feature films, video programs, and comic books.

The web portal will be designed by integrating a combination of technologies previously developed and owned by the Developer and other third party software firms, as well as new software to be developed specifically for us by the Developer .The portal will contain games, merchandizing, and activities inspired by the "Manga" theme. "Manga" has come to describe Japanese comic books and animated cartoons.

Included on the site will be:

- interactive, engaging, and interesting Manga inspired characters, pets, species and avatars who the users will be able to identify;
- games and situations where users can accumulate virtual points which they can use to trade with other users or exchange for items for their pets, species or avatars;
- several different settings or environments which blend and join together to create one complete community or world through which users can traverse;
- storylines and narratives, names and profiles for the characters, names and descriptions for the different environments;
- a virtual shopping mall where national and international chain stores can rent web site space for the purpose of showcasing their goods and providing them with an advertising opportunity. Users will be able to use their virtual points to purchase virtual goods for their pets, species and avatars, as well as exchange them for discount purchase vouchers for "real" items for their personal use;
- an integrated back end e-commerce engine that will allow for the merchandising and licensing of products associated with the site;
- Japanese, Chinese, Korean, French, Spanish, German, Italian and Portuguese translations of the site content

Online Communities.

Since its widespread adoption in the mid-1990s, the world-wide web has developed a large number of communities of people, mostly young, who share an interest in a common set of cultural symbols and activities. Foremost among these are game-playing and role-playing communities. Advances in communications technologies, and the concomitant rise in bandwidth and decrease in connection costs, have caused these communities to increase rapidly in both size and activity in the last five years.

A number of these communities, which are loyal to one or a few web sites which cater to their interests, have generated substantial business for the site owners. The sources of revenue vary, but the sites are largely characterized by offering free access to a number of services (games, information, chat rooms, email and so on), and charge only for the sale of community-related merchandise. Click-through advertising revenues are the second major source of revenue. Advertising sales may, in some cases, be the only or the main source of revenue.

We will connect advertisers to consumers through a variety of online marketing properties integrated throughout our services. Our advertising and e-commerce products will include a broad range of targeting techniques for online advertising, email campaigns, start-page placements and channel sponsorship opportunities. We will also provide consumers convenient access to third party Internet search services throughout many of our Web properties and services and generate a significant portion of our advertising and commerce revenues from our users utilizing such search services

The Trondheim Project is aimed at establishing an international community of interest focused around a very popular and diverse form of cultural expression, highly popular in a number of Asian countries, and with rapidly growing popularity in North America. This community is not, thus far, well-served in web sites catering to people whose languages and cultural milieu originate from Europe.

Results of Operations

During the six month period ended June 30, 2005, the Company did not generate any revenue from operations. The lack of revenue combined with operating expenses to produce net losses in the current six month period. We expect that operating expenses will increase over the next twelve months as the development of the Trondheim Project is realized and do not anticipate revenues until the third quarter of 2006, the projected completion date for our online portal.

Net Losses

Net losses for the six month period ended June 30, 2005 were $287,359 as compared to net losses of $184,311 for the six month period ended June 30, 2004. The Company's net losses in the current six month period are attributable to general and administrative expenses and web site planning costs incurred in connection with the Trondheim Project. We did not generate any revenues from continuing operations during these periods. The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to June 30, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders' equity. The Company had current assets of $25,189 and total assets of $25,189 as of June 30, 2005. These assets consist of cash on hand of $189 and $25,000 credited to the value of the license agreement held for sale in connection with the right to sell the Triton product line of non-depository, indoor cash dispensers. Net stockholders deficiency in the Company was $534,718 at June 30, 2005.

Cash flow provided from financing activities was $93,267 for the six month period ended June 30, 2005 as compared to cash flow provided from financing activities of $53,761 for the six month period ended June 30, 2004. Funds realized from financing activities in both six month periods can be attributed primarily to the sale of our common stock.

Cash flow used in operating activities was $99,948 for the six month period ended June 30, 2005 as compared to cash flow used in operating activities of $51,907 for the six month period ended June 30, 2004. The additional cash flow used in operating activities was due in large part to the increase in net losses over the comparative six month periods due primarily to website planning costs in the current period.

The Company adopted The 2003 Benefit Plan of Delta Capital Technologies, Inc. (the Company's former name) on August 20, 2003. Under the benefit plan, the Company can issue stock, or grant options to acquire our common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion could also issue stock or grant options to other individuals, including consultants or advisors, who rendered services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock could be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promoted or maintained a market for the Company's stock. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

The Company's current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. Website development costs associated with the completion of the Trondheim Project alone exceed current assets. Since the Company is without any near term expectation of revenue, it will have to seek debt or equity financing to fund costs attendant to the Trondheim Project in addition to obtaining sufficient capital to meet operating expenses. However, the Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. Although, the Company's major shareholders would be the most likely source of new funding in the form of debt or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise.

Should the Company be unsuccessful in completing debt or equity placements in connection with the obligations created by its Agreement with the Developer, the anticipated development of the "Manga" inspired online virtual pet portal/website may not be realized. Accordingly, the Company's inability to obtain funding would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees. The Company has no defined benefit plan with any of its officers or directors.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 and in our Annual Report on Form 10-KSB filed with the SEC in April 15, 2005, the Company discusses those accounting policies that are considered to be critical in determining the results of operations and its financial position. We believe that the accounting principles it uses conform to accounting principles generally accepted in the United States of America.

Revenue Recognition

The Company expects to generate revenue through the sale of advertising on our web site which remains in development. Revenues will be recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services will be initially recorded as deferred revenue on our balance sheet. The revenue amount will be recognized as income over the term of the contract. We recorded no revenues for the period ending June 30, 2005.

We do not expect to generate revenue during 2005. Our future ability to generate revenue from our interactive web portal will depend upon our ability to attract a large number of users to the portal and advertisers on completion of the site.

Employees

We currently have only 2 full time employees who are also the Company's only directors. We expect to rely on the use of outside consultants to complement the services rendered by our employees. We have no current plans to make any changes in the number of employees.

Governmental Regulation

Upon the launch of our interactive web portal, we will become subject to a number of laws that affect companies conducting business on the Internet. Additionally, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. In addition to government regulation, operation of our interactive web portal may also expose us to liability for the activities of the users of our interactive web portal. For example, in the US, a number of actions are pending against the operators of online Internet services for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users of such online Internet services.

Other federal laws could have an adverse impact on our business as well. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. Lastly, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Factors Affecting Future Operating Results

We have a limited operating history and face difficulties encountered by early stage companies in new and rapidly evolving markets.

These risks include our ability to:

Successfully implement the interactive web portal; Manage rapidly changing and expanding operations; Develop and maintain strategic relationships with advertisers; Reliably process transactions through the web portal; Establish and increase awareness of our brand and strengthen community of interest loyalty; Attract and retain users of the interactive web portal at a reasonable cost; Implement and successfully execute our business and marketing strategy; Respond effectively to competitive pressures and developments; Develop, deploy, and enhance the technology and systems which will underlie the interactive web portal; and Attract, retain, and motivate qualified personnel.

We also depend on the growing use of the Internet for recreation, commerce, and communication. We can also be negatively affected by general economic and industry conditions. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

We anticipate that we will incur operating losses for the foreseeable future.

We expect to incur substantial operating losses for the foreseeable future. We intend to increase our operating expenses substantially as we increase our product development, marketing, and brand building activities. We will increase our general and administrative functions to support our growing operations We will need to generate significant revenues to achieve profitability, and we might not be able to sustain or increase profitability in the future. We will be dependent upon our ability to obtain additional capital form borrowing and the sale of securities to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.

Our business model is unproven.

Our business model depends upon our ability to attract users of the web portal and advertisers that seek to advertise to the demographic groups that use the Company's web portal. The potential profitability of our business model is unproven.

We might not be able to determine or design features and functionality that Web Portal users and advertisers require or prefer.

We are designing and developing the web portal based upon existing web sites and the experience and insights of our management. Our success will depend in part upon our ability to accurately determine the features and functionality that the web portal users and advertisers require or prefer, and our ability to successfully design and implement solutions that include these features and functionality. If we are unable to determine or design such features and functionality, our business will be negatively affected. We cannot be certain that the features and functionality that we plan to offer in the web portal will satisfy the requirements or preferences of our current or potential customers.

Significant growth would place a substantial strain on our resources

If the web portal is successful, rapid growth would be likely to occur, placing significant strain on our managerial, financial, and operational resources, systems, procedures, and controls. We will need to train employees and maintain close coordination among our product development, marketing and sales, and general administrative organization. These processes are time-consuming and expensive, will increase managerial responsibility, and will divert management attention from our business. If we are unable to manage our growth effectively, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

We might not be able to establish and strengthen a brand identity.

We believe that establishing and strengthening our brand is critical to achieving acceptance of the web portal. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high-quality experiences on the web portal. We will need to spend a lot of money to promote our brand, both on marketing and on customer service. Our brand promotion activities might not be successful or result in enough increased revenues to offset the expenses incurred.

The online web services markets are intensely competitive.

Competitive pressures are likely to result in price reduction, reduced margins, and possibly reduced market share, any one of which factors could seriously harm our business. Many different companies are positioned to emerge as competitors in this marketplace. Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, a larger installed base of potential customers, and more extensive knowledge of our industry Such competitors might be able to spend more aggressively on marketing and advertising for their brands, products, and services. They also might adopt more aggressive pricing policies and make more attractive offers to employees. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

There are minimal barriers to entry in our market, and competitors can launch web-enabled products and service at relatively low cost. Other companies may develop products and services that are less expensive and more useful to the hard goods industry. These companies might be more successful in their marketing efforts and thereby limit our ability to gain market share.

Our ability to protect the intellectual property to be developed is uncertain.

We believe that intellectual property will be important to our success. We will rely on trademark, copyright, and trade secret protection to protect our intellectual property. The measures we take to protect our intellectual property might not be successful, which could have a materially adverse effect on our business. The United States or foreign jurisdictions might not grant us any copyrights, trademarks, or other protection for our intellectual property. There also can be no assurance that our intellectual property rights will not be challenged, invalidated, or circumvented, by others or that our intellectual property rights will provide us with a competitive advantage.

If other parties assert infringement claims against us, the defense of any such claim, whether with or without merit, could be time-consuming, result in substantial litigation expenses, and diversion of technical management personnel. If any such claims are adversely determined, we might be required to develop non-infringing technology or enter into licensing agreements. These licensing agreements, if required, might not be available on terms acceptable to us, or at all. In the event a claim of infringement is successfully asserted against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, would be likely to materially and adversely affect our business, financial condition, results of operations, and prospects.

We will depend on third parties to provide reliable software, systems, and services.

We currently have no technology assets or resources to build the web portal. We have an agreement with Sygenics Interactive Inc. to build a beta site and determine the scope and cost of the web portal. We plan to rely substantially upon third-party service providers to help us build, maintain, and house key components of our web portal. These services might not be available in a timely manner or on commercially reasonable terms. Failure to obtain the necessary services to enable us to build, maintain, and house our web portal could have a materially adverse effect on our business, financial condition, results of operations, and prospects.

In addition, several of the third-parties upon whom we depend have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users might be adversely affected by the failure of these third parties to provide reliable software, systems, and related services to us.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. We expect the price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

- the trading of our common stock on the OTC Bulletin Board, including short selling and other trading activity over which we have no control;
- fluctuations in operating results;
- our liquidity needs and constraints;
- our restructuring activities and changes in management and other personnel.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, lack of significant revenue-generating activities and a working capital deficiency of $356,359 as of December 31, 2004, which had increased to $534,718 as of June 30, 2005. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management's plan to address the Company's ability to continue as a going concern over the next twelve months, include: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

During the quarter ended June 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

It is recognized individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert and should address these concern at the earliest possible opportunity.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 5, 2005 Integrity Securities, LLC (the "Claimant") initiated an arbitration action in accordance with Section 8 of a Financial Consulting Services Agreement dated December 6, 2002 through the American Arbitration Association. The purpose of the arbitration is to confirm that ninety three thousand seven hundred and fifty (93,750) shares issued to the Claimant should be returned to the Company and cancelled for failure to provide consulting services. On March 14, 2005 the International Centre for Dispute Resolution ("ICDR") received from the Claimant a Demand for Arbitration dated January 18, 2005. We participated in an Administrative Conference Call on April 15, 2005 and concluded that the mediation was an appropriate method to resolve the dispute. An arbitrator has been selected and a date for the arbitration has been scheduled (December 8 and 9, 2005). The Company intends to vigorously defend this claim

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 2, 2005, the Company completed the sale of two investment units (each a "Unit") to Ken Kerschen, yielding gross proceeds to the Company of $50,000. Each Unit consists of 25,000 shares of common stock, par value $.001 ("Common Stock") and two warrants (each a "Warrant"). One Warrant entitles the holder to purchase 25,000 shares of Common Stock on or before May 30, 2006, at an exercise price of $2.00 per share, and the second Warrant entitles the holder to purchase 25,000 shares of Common Stock on or before May 30, 2006, at an exercise price of $3.00 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

On June 16, 2005, the Company completed the sale of one Unit yielding gross proceeds to the Company of $25,000. The Unit consists of 25,000 shares of Common Stock and two Warrants One Warrant entitles the holder, Frank Bridgio, to purchase 25,000 shares of Common Stock on or before June 16, 2006, at an exercise price of $2.00 per share, and the second Warrant entitles the holder to purchase 25,000 shares of Common Stock on or before June 16, 2006, at an exercise price of $3.00 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19 th day of August 2005.

Newmark Ventures, Inc.

/s/ Roderick Shand
By: Roderick Shand
Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(i)(d)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
3(i)(e)	*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15,2005)
3(ii)	*	By-Laws of Delta Capital dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000)
10(i)	*	License Agreement between Delta Capital Technologies, Inc. and Net Cash Services. Inc. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003)
10(ii)	*	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)
10(iii)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(iv)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(v)	*	Employee Agreement dated October 1, 2004 between Newmark Ventures Inc. and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vi)	*	Employee Agreement dated October 1, 2004 between Newmark Ventures Inc. and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vii)	*	Consulting Agreement dated October 1, 2004 between Newmark Ventures Inc. and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(viii)	*	Portal Development Agreement dated July 15, 2005 between Newmark Ventures, Inc. and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005)
14	*	14 Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
31	Attached

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