Form 10QSB
period 2005-09-30
NEWMARK VENTURES INC
filed 2005-11-16
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-27407

MANGAPETS,INC.
(Formerly "Newmark Ventures, Inc.")
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	98-0187705 (IRS Employer Identification Number)

Suite 440-375 Water Street, Vancouver, British Columbia, Canada V6B 5C6
(Address of Principal Executive Office)          (Postal Code)

(604) 725-4160
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No    X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2005 was 8,528,745.

PART I...FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Mangapets, Inc. (formerly “Newmark Ventures, Inc.”), a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in the Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

MANGAPETS, INC.
(Formerly Newmark Ventures, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004 and for the Period from January 1, 2005 (the effective date of the development stage) to September 30, 2005

	Three Months Ended		Nine Months Ended		Cumulative During the Development Stage
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004	
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses					
General and Administrative	67,989	50,864	215,942	237,070	215,942
Website planning costs			139,406		139,406
Loss from continuing operations	(67,989)	(50,864)	(355,348)	(237,070)	(355,348)
Other Income					
Gain on debt forgiveness by former officer of the Company		60,000		60,000	
Gain from sale of investment in Riverside, Inc.		20,000		20,000	
		80,000		80,000	
Discontinued Operations					
Gain(loss) from operations of the discontinued component including an impairment loss of $25,000 in September 2005	(25,000)		(25,000)	1,896	(25,000)
Net income (loss)	$ (92,989)	$ 29,136	$ (380,348)	$ (155,174)	$ (380,348)
Net Income (Loss) Per Share (Basic and Diluted)					
Continuing Operations	$ (0.01)	$ 0.00	$ (0.04)	$ (0.02)	
Discontinued Operations	(0.00)	0.00	(0.00)	0.00	
Net Loss Per Share	$ (0.01)	$ 0.00	$ (0.04)	$ (0.02)	

The accompanying notes are an integral part of these financial statements

5

MANGAPETS, INC.
(Formerly Newmark Ventures, Inc.)
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004 and for the Period from January 1, 2005 (the effective date of the development stage) to September 30, 2005

	September 30,2005	September 30,2004	Cumulative During the Development Stage
Cash Flows From Operating Activities			
Net loss	$ (380,348)	$ (155,174)	$ (380,348)
Gain on debt forgiveness		(60,000)	
Gain on sale of investment in Riverside, Inc		(20,000)	
Impairment of license agreement	25,000		25,000
Issuance of common stock for services	10,000	100,000	10,000
Adjustments to reconcile net loss to net cash from operating activities			
Increase in accounts payable and accrued expenses	306,784	62,246	306,784
Increase in accounts receivable		(2,276)	
Increase in deferred revenue	21,537		21,537
Net cash from operating activities	(17,027)	(75,204)	(17,027)
Cash flows from investing activities			
Proceeds from sale of investment in Riverside, Inc.		20,000	
Purchase of website development costs	(74,894)		(74,894)
Net cash from investing activities	(74,894)	20,000	(74,894)
Cash Flows From Financing Activities			
Proceeds from (payments on) notes payable,net	(14,375)	(6,862)	(14,375)
Proceeds from issuance of common stock	100,000	62,062	100,000
Net cash from financing activities	85,625	55,200	85,625
Net change in cash	(6,296)	(4)	(6,296)
Cash, beginning of period	6,420	4	6,420
Cash, end of period	$ 124	$ -	$ 124

During the nine months ended September 30, 2005 and 2004, the Company issued 136,230 and 350,764 shares, respectively, of common stock in settlement of existing liabilities amounting to $138,550 and $273,111, respectively. Of the shares issued in 2004, 84,375 were issued to a director of the Company as payment of accrued wages amounting to $60,000. Subsequent to this issuance and before September 30, 2004, the director resigned and returned the shares issued to him. The director forgave the debt associated with the wages owed to him which resulted in a gain on debt forgiveness of $60,000.

The accompanying notes are an integral part of these financial statements.

7

MANGAPETS, INC.
(Formerly Newmark Ventures, Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

Mangapets, Inc. (Formerly known as Newmark Ventures, Inc.) (“Company”) was incorporated in March 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In early 2005, the Company decided to discontinue its operations with respect to its right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company’s cash dispenser operations were considered discontinued. The only asset associated with this business component is a license agreement. During the three months ended September 30, 2005, management abandoned its plans to sell its rights under the license agreement to a third-party and has no current plans for this license agreement and thus, does not anticipate any future cash flows to be derived from it. Accordingly, the license agreement was written down to its net realizable value of zero in 2005. An impairment loss in the amount of $25,000 was recognized in the three and nine months ended September 30, 2005, related to this write down which is recognized in loss from operations of the discontinued component. There are no liabilities associated with this business component. Since this was the Company’s only operating component, the Company re-entered the development stage as of January 1, 2005.

The Company is currently pursuing a development project to provide internet users of all ages and interests a safe, stimulating and multi-faceted multi-use web environment (See “Web Portal Development” below).

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions in Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Investments in entities where the Company owns at least a 20% interest, but does not have control, are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

MANGAPETS, INC.
(Formerly Newmark Ventures, Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation – (Continued)

Software and Website Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” will be expensed as incurred. The costs of web site development, during the planning stage, as defined under Emerging Issues Task Force No. 00-2 “Accounting for Web Site Development Costs,” will also be expensed as incurred.

Computer software and web site development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and web site content, payroll, and interest costs, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the web site is operational.

The Company has incurred $74,894 in software and web site development costs to date that have been capitalized. Because the web site is not yet operational, no estimated useful life has been determined and these costs are not being amortized as of yet.

Costs to be incurred when the web site and related software are in the operating stage will be expensed as incurred.

Revenue Recognition

The Company plans to generate revenue through the sale of advertising on the Company’s web site which remains in development. Revenues are recognized only when persuasive evidence for a sales arrangement exists; the fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of advertising is recognized on the completion of the sale.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2- Earnings Per Share and Stock Splits

Basic earnings (loss) per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings (loss) per share) and potentially dilutive common shares.

MANGAPETS, INC.
(Formerly Newmark Ventures, Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 2- Earnings Per Share and Stock Splits (Continued)

------------------------------------- -- ----------------------------------- -- --------------------------------------
                                                 Three months ended                       Nine months ended
------------------------------------- -- ----------------------------------- -- --------------------------------------
------------------------------------- -- ---------------- -- --------------- -- ----------------- - ------------------
                                          September 30,      September 30,       September 30,          September
                                              2005                2004                2005              30, 2004
------------------------------------- -- ---------------- -- --------------- -- ----------------- - ------------------
------------------------------------- -- ---------------- -- --------------- -- ----------------- - ------------------
Weighted average number of shares
outstanding - basic                            8,428,320          8,530,791            8,337,944            7,960,298
------------------------------------- -- ---------------- -- --------------- -- ----------------- - ------------------
------------------------------------- -- ---------------- -- --------------- -- ----------------- - ------------------
Effect of dilutive securities:
         Warrants                                                 1,794,701
------------------------------------- -- ---------------- -- --------------- -- ----------------- - ------------------
------------------------------------- -- ---------------- -- --------------- -- ----------------- - ------------------
Weighted average number of shares
outstanding - diluted                          8,428,320         10,325,492            8,337,944            7,960,298
------------------------------------- -- ---------------- -- --------------- -- ----------------- - ------------------

Warrants and debt convertible into common shares for the three and nine months ended September 30, 2005 and for the nine months ended September 30, 2004 were not included in the computation of diluted earnings per share because they were anti-dilutive due to the Company’s net losses. Warrants were dilutive for the three months ended September 30, 2004.

In March 2005, the board of directors authorized a three-for-two forward split of the common stock of the Company. The stock split has been accounted for in 2004 as the stock split was authorized prior to issuance of the Company’s 2004 financial statements and thus the accompanying financial statements are presented on a post split basis. All share and per share amounts for the periods ended September 30, 2004 have been adjusted accordingly.

Effective October 26, 2005, the board of directors authorized a three-for-two forward split of the common stock of the Company. Par value of the common stock remained at $0.001. The Company transferred $2,843 to common stock from additional paid-in capital in 2005 representing the aggregate par value of the shares issued under the stock split. The effect of the stock split has been recognized in all share and per share amounts for all periods presented in these consolidated financial statements.

Considered in the computation of earnings per share for the three and nine months ended September 30, 2004, were 562,500 shares of common stock returned to the Company effective September 24, 2005. The return of these shares had no impact on the net income (loss) of the Company.

MANGAPETS, INC.
(Formerly Newmark Ventures, Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 3 — Going Concern

At September 30, 2005 the Company has an accumulated deficit and has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4- Web Portal Development

On July 15, 2005 the Company signed a Portal Development Agreement (“Agreement”) with Sygenics Interactive Inc. (“Sygenics”), a developer of advanced information management technology located in Montreal, Quebec, Canada, and an authorized licensee of Sygenics Inc., for the design, development, and deployment of an interactive web portal for the Company’s Trondheim project. The web portal will be designed by integrating a combination of technologies previously developed and owned by Sygenics Inc., as well as third party software, and new software to be developed specifically for the Company by Sygenics Interactive Inc.

The Agreement has a twelve month term with an initial payment due on execution for past due services rendered and successive monthly payments due over the term tied to the achievement of certain developmental milestones. The Company expects to pay an aggregate amount of $1,320,000 Canadian Dollars (US$1,083,049 at July 15, 2005) over the term of the Agreement of which US $214,300 has been incurred through September 30, 2005. Hardware and software costs are not included in the fee schedule and will be paid separately by the Company. The Developer is expected to complete the portal by August 1, 2006.

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

ITEM 2. MANAGEMENTS PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements in connection with the Trondheim Project; (ii) uncertainties involved related to market acceptance of products and services to be offered in connection with the Trondheim Project; (iii) the ability of the Company to achieve sufficient revenues through the Trondheim Project to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Business

The Company decided in early 2005 to discontinue its operations with respect to the sale and deployment of the Triton product line of non-depository, indoor cash dispensers in connection with a license agreement acquired from Net Cash Services, Inc. in 2003. The Company’s operations have since focused on the development of an interactive web portal, which the Company refers to as the Trondheim Project.

The Trondheim Project

On July 15, 2005 the Company entered into a Portal Development Agreement (“Agreement”) with Sygenics (“Developer”). The Agreement provides for the design, development and deployment of an online virtual pet portal/website with highly interactive two-dimensional graphical interfaces and a powerful multi-layered back end engine which will enable the building of a worldwide virtual community.

The Agreement has a twelve month term with an initial payment due on execution for past due services rendered and successive monthly payments due over the term tied to the achievement of certain developmental milestones. The Company expects to pay an aggregate amount of $1,320,000 Canadian Dollars (US$1,083,049 at July 15, 2005) over the term of the Agreement. Hardware and software costs are not included in the fee schedule and will be paid separately by the Company. The Developer is expected to complete the first stage of the portal by December of 2005 and complete the final stage in August of 2006.

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

The web portal will be designed by integrating a combination of technologies previously developed and owned by the Developer and other third party software firms, as well as new software to be developed specifically for the Company by the Developer. The portal will contain games, merchandizing, and activities inspired by the “Manga” theme. “Manga” has come to describe Japanese comic books and animated cartoons.

Included on the site will be:

o interactive, engaging, and interesting Manga inspired characters, pets, species and avatars who the users will be able to identify;

o games and situations where users can accumulate virtual points which they can use to trade with other users or exchange for items for their pets, species or avatars;

o several different settings or environments which blend and join together to create one complete community or world through which users can traverse;

o storylines and narratives, names and profiles for the characters, names and descriptions for the different environments;

 o a virtual shopping mall where national and international chain stores can rent web site space for the purpose of showcasingtheir goods and providing them with an advertising opportunity and where users will be able to use their virtual points to purchase virtual goods for their pets, species and avatars, as well as exchange them for discount purchase vouchers for “real” items for their personal use;

o an integrated back end e-commerce engine that will allow for the merchandising and licensing of products associated with the site; and

o Japanese, Chinese, Korean, French, Spanish, German, Italian and Portuguese translations of the site content.

Online Communities

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

A number of these communities, which are loyal to one or a few web sites which cater to their interests, have generated substantial business for the site owners. The sources of revenue vary, but the sites are largely characterized by offering free access to a number of services (games, information, chat rooms, email and so on), and charge only for the sale of community-related merchandise. Click-through advertising is the second major source of revenue. Advertising sales may, in some cases, be the only or the main source of revenue.

The Company will connect advertisers to consumers through a variety of online marketing properties integrated throughout its services. The Company’s advertising and e-commerce products will include a broad range of targeting techniques for online advertising, email campaigns, start-page placements and channel sponsorship opportunities. The Company will also provide consumers convenient access to third party Internet search services throughout many of its Web properties and services and generate a significant portion of its advertising and commerce revenues from its users utilizing such search services

The Trondheim Project is aimed at establishing an international community of interest focused around a very popular and diverse form of cultural expression, highly popular in a number of Asian countries, and with rapidly growing popularity in North America. This community is not, thus far, well-served in web sites catering to people whose languages and cultural milieu originate from Europe.

Results of Operation

During the nine month period ended September 30, 2005, the Company focused on the development of the Trondheim Project.

The Company, as of September 30, 2005, is in the development stage and is yet to realize revenues. The Company does not expect to realize revenues before the completion of the first stage of its interactive web portal, planned for December of 2005.

The Company expects to continue to operate at a loss through fiscal 2005 and may continue to operate at a loss until the web portal defined as the Trondheim Project is fully operational. Further, due to the developmental nature of its business operations, the Company cannot determine whether it will ever generate revenues from operations.

Net Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to September 30, 2005, the Company recorded an operating loss of $380,348. The Company’s operating losses are attributable to general and administrative expenses of $215,942, website planning costs in connection with the Trondheim Project of $139,406, and a loss on discontinued operations of $25,000. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses that might offset any future operating profit. However, the Company has not recorded this benefit in the financial statements as it may not meet the accounting criteria to do so.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. Further, the Company believes that it can offset any inflationary increases by generating revenues and improving operating efficiencies.

Capital Expenditures

The Company has made $74,894 in capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to September 30, 2005 in connection with the development of the Trondheim Project.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $124 and total assets of $75,018 as of September 30, 2005. These assets consist of cash on hand of $124 and $74,894 credited to the value of the computer software developed and obtained for the purposes of developing the Company’s website. Net stockholders deficiency in the Company was $488,157 at September 30, 2005.

Cash flow used in operating activities was $17,027 for the nine month period ended September 30, 2005 as compared to cash flow used in operating activities of $75,204 for the nine month period ended September 30, 2004. The reduction of cash flow used in operating activities was due in large part to the write down of the license agreement and an increase in accounts payable and accrued expenses.

Cash flow used in investing activities was $74,894 for the nine month period ended September 30, 2005 as compared to cash flow provided by investing activities of $20,000 for the nine month period ended September 30, 2004. The increase was related to the increased investment in the development of the Company’s website.

Cash flow provided from financing activities was $85,625 for the nine month period ended September 30, 2005 as compared to cash flow provided from financing activities of $55,200 for the nine month period ended September 30, 2004. Funds realized from financing activities in both nine month periods can be attributed primarily to the sale of the Company’s common stock.

The Company adopted The 2003 Benefit Plan of Delta Capital Technologies, Inc. (the Company’s former name) on August 20, 2003. Under the benefit plan, the Company can issue stock, or grant options to acquire the Company’s common stock, to employees of the Company or its subsidiaries. The board of directors, at its own discretion, could also issue stock or grant options to other individuals, including consultants or advisors, who rendered services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock could be issued, or options granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promoted or maintained a market for the Company’s stock. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

The Company issued 44,730 shares (29,820 before effects of the stock split in October 2005) from the 2003 benefit plan to Rajesh Vadavia, an officer and director of Sygenics, during the three months ended September 30, 2005 as payment for website development costs.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. Website development costs associated with the completion of the Trondheim Project alone exceed current assets. The Company will have to seek debt or equity financing to fund costs attendant to the Trondheim Project in addition to obtaining sufficient capital to meet operating expenses. However, the Company has no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. Although, the Company’s major shareholders would be the most likely source of new funding in the form of debt or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise.

Should the Company be unsuccessful in completing debt or equity placements in connection with the obligations created by its Agreement with the Developer, the anticipated development of the “Manga” inspired online virtual pet portal/website may not be realized. Accordingly, the Company’s inability to obtain funding would have a material adverse effect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no defined benefit plan with any of its officers or directors.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 and in the Company’s Annual Report on Form 10-KSB filed with the SEC in April 15, 2005, the Company discusses those accounting policies that are considered to be critical in determining the results of operations and its financial position. The Company believes that the accounting principles it uses conform to accounting principles generally accepted in the United States of America.

Revenue Recognition

The Company plans to generate revenue through the sale of advertising on its web site which remains in development. Revenues will be recognized only when persuasive evidence for a sales arrangement exists; the fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of advertising will be recognized on the completion of a sale.

The Company expects to begin generating revenue upon completion of the first stage of its interactive web portal in December 2005. The Company’s ability to generate revenue from its interactive web portal will depend upon pre-sales of advertising and its ability to attract a large number of users and advertisers to the portal on completion of the site.

Employees

The Company currently has two full time employees who are also its only directors. The Company expects to rely on the use of outside consultants to complement the services rendered by its employees. The Company has no current plans to make any changes in the number of employees.

Governmental Regulation

Upon the launch of the interactive web portal, the Company will become subject to a number of laws that affect companies conducting business on the Internet. Additionally, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. In addition to government regulation, operation of the Company’s interactive web portal may also expose it to liability for the activities of the users of its interactive web portal. For example, in the US, a number of actions are pending against the operators of online Internet services for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users of such online Internet services.

Other federal laws could have an adverse impact on the Company’s business as well. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, the Company’s liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as the Company complies with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. Lastly, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Factors Affecting Future Operating Results

The Company has a limited operating history and faces difficulties encountered by early stage companies in new and rapidly evolving markets.

These risks include the Company’s ability to:

Successfully implement the interactive web portal; Manage rapidly changing and expanding operations; Develop and maintain strategic relationships with advertisers; Reliably process transactions through the web portal; Establish and increase awareness of the Company’s brand and strengthen community of interest loyalty; Attract and retain users of the interactive web portal at a reasonable cost; Implement and successfully execute the Company’s business and marketing strategy; Respond effectively to competitive pressures and developments; Develop, deploy, and enhance the technology and systems which will underlie the interactive web portal; and Attract, retain, and motivate qualified personnel.

The Company also depends on the growing use of the Internet for recreation, commerce, and communication. The Company can also be negatively affected by general economic and industry conditions. The Company cannot be certain that its business strategy will be successful or that it will successfully address these risks.

The Company anticipates that it will incur operating losses for the foreseeable future.

The Company expects to incur substantial operating losses for the foreseeable future as it will increase its operating expenses substantially while increasing its product development, marketing, and brand building activities. In addition, the Company will increase its general and administrative functions to support its growing operations. It will be necessary to generate significant revenues to achieve profitability, and the Company might not be able to sustain or increase profitability in the future. The Company will be dependent upon its ability to obtain additional capital form borrowing and the sale of securities to fund its operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to the Company and its existing stockholders.

The Company’s business model is unproven.

The Company’s business model depends upon its ability to attract users of the web portal and advertisers that seek to advertise to the demographic groups that use the Company’s web portal. The potential profitability of the Company’s business model is unproven.

The Company may not be able to determine or design features and functionality that Web Portal users and advertisers require or prefer.

The Company is designing and developing a web portal based upon existing web sites and the experience and insights of its management. The Company’s success will depend in part upon its ability to accurately determine the features and functionality that the web portal users and advertisers require or prefer, and its ability to successfully design and implement solutions that include these features and functionality. If the Company is unable to determine or design such features and functionality, its business will be negatively affected. The Company cannot be certain that the features and functionality that it plans to offer in the web portal will satisfy the requirements or preferences of potential customers.

Significant growth would place a substantial strain on the Company’s resources

If the web portal is successful, rapid growth would be likely to occur, placing significant strain on the Company’s managerial, financial, and operational resources, systems, procedures, and controls. The Company will need to train employees and maintain close coordination among its product development, marketing and sales, and general administrative organization. These processes are time-consuming and expensive, will increase managerial responsibility, and will divert management attention from its business. If the Company is unable to manage its growth effectively, its business, financial condition, results of operations, and prospects could be materially and adversely affected.

The Company may not be able to establish and strengthen a brand identity.

The Company believes that establishing and strengthening its brand is critical to achieving acceptance of the web portal. Promoting and positioning the Company’s brand will depend largely on the success of its marketing efforts and its ability to provide consistent, high-quality experiences on the web portal. The Company will need to spend a lot of money to promote its brand, both on marketing and on customer service. The Company’s brand promotion activities might not be successful or result in enough increased revenues to offset the expenses incurred.

The online web services markets are intensely competitive.

Competitive pressures are likely to result in price reduction, reduced margins, and possibly reduced market share, any one of which factors could seriously harm the Company’s business. Many different companies are positioned to emerge as competitors in this marketplace. Many of the Company’s competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, a larger installed base of potential customers, and more extensive knowledge of this industry Such competitors might be able to spend more aggressively on marketing and advertising for their brands, products, and services. They also might adopt more aggressive pricing policies and make more attractive offers to employees. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of industry consolidations.

There are minimal barriers to entry in this market, and competitors can launch web-enabled products and service at relatively low cost. Other companies may develop products and services that are less expensive and more useful. These companies might be more successful in their marketing efforts and thereby limit the Company’s ability to gain market share.

The Company’s ability to protect the intellectual property to be developed is uncertain.

The Company believes that intellectual property will be important to its success. The Company will rely on trademark, copyright, and trade secret protection to protect its intellectual property. The measures the Company takes to protect its intellectual property might not be successful, which could have a materially adverse effect on its business. The United States or foreign jurisdictions might not grant the Company any copyrights, trademarks, or other protection for its intellectual property. There also can be no assurance that the Company’s intellectual property rights will not be challenged, invalidated, or circumvented, by others or that its intellectual property rights will provide the Company with a competitive advantage.

If other parties assert infringement claims against the Company, the defense of any such claim, whether with or without merit, could be time-consuming, result in substantial litigation expenses, and diversion of technical management personnel. If any such claims are adversely determined, the Company might be required to develop non-infringing technology or enter into licensing agreements. These licensing agreements, if required, might not be available on terms acceptable to the Company, or at all. In the event a claim of infringement is successfully asserted against the Company any failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, would be likely to materially and adversely affect its business, financial condition, results of operations, and prospects.

The Company depends on third parties to provide reliable software, systems, and services.

The Company currently has no technology assets or resources to build the web portal. The Company has an agreement with Sygenics Interactive Inc. to build a beta site and determine the scope and cost of the web portal. The Company plans to rely substantially upon third-party service providers to help it build, maintain, and house key components of its web portal. These services might not be available in a timely manner or on commercially reasonable terms. Failure to obtain the necessary services to enable the Company to build, maintain, and house its web portal could have a materially adverse effect on its business, financial condition, results of operations, and prospects.

In addition, several of the third-parties upon whom the Company depends have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, the Company’s ability to deliver various services to its users might be adversely affected by the failure of these third parties to provide reliable software, systems, and related services to it.

The Company’s stock price has fluctuated and may continue to fluctuate widely.

The market price of the Company’s common stock has fluctuated substantially in the past. The Company expects the price of its common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

o the trading of the Company’s common stock on the OTC Bulletin Board, including short selling and other trading activity over which it has no control;

o fluctuations in operating results;

o the Company's liquidity needs and constraints; and

o the Company's restructuring activities and changes in management and other personnel.

Going Concern

The Company’s 2004 audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of significant revenue-generating activities and a working capital deficiency of $356,359 as of December 31, 2004, which had increased to $563,051 as of September 30, 2005. In addition, the Company incurred a net loss of $224,152 and $619,781in 2004 and 2003 respectively. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports which the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2005 there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 5, 2005 Integrity Securities, LLC (the “Claimant”) initiated an arbitration action in accordance with Section 8 of a Financial Consulting Services Agreement, dated December 6, 2002, through the American Arbitration Association. The purpose of the arbitration is to confirm that ninety three thousand seven hundred and fifty (93,750) shares issued to the Claimant should be returned to the Company and cancelled for failure to provide consulting services. On March 14, 2005 the International Centre for Dispute Resolution (“ICDR”) received from the Claimant a Demand for Arbitration dated January 18, 2005. The Company participated in an administrative conference call on April 15, 2005 and concluded that the mediation was an appropriate method to resolve the dispute. An arbitrator has been selected and a date for the arbitration has been scheduled (December 8 and 9, 2005).  The Company intends to vigorously defend this claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 30, 2005, the Company completed the sale of one investment unit (“Unit”) to Bayside Management Corp, yielding gross proceeds to the Company of $25,000. A Unit consists of 25,000 shares of common stock (37,500 post split shares), par value $.001 and two warrants. One warrant entitles the holder to purchase 25,000 shares of common stock (37,500 post split shares) on or before September 30, 2006, at an exercise price of $2.00 per share and the second warrant entitles the holder to purchase 25,000 shares of common stock (37,500 post split shares) on or before September 30, 2006, at an exercise price of $3.00 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

On September 30, 2005, the Company issued 30,000 shares of common stock (45,000 post split shares), par value $.001, and two warrants to Leslie Lounsbury, pursuant to a debt settlement agreement. One warrant entitles the holder to purchase 30,000 shares of common stock (45,000 post split shares) on or before September 30, 2006, at an exercise price of $2.00 per share, and the second warrant entitles the holder to purchase 30,000 shares of common stock (45,000 post split shares) on or before September 30, 2006, at an exercise price of $3.00 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock and warrants for settlement of cash debt; (3) the offeree stated an intention not to resell the stock or warrants; (4) there were no subsequent or contemporaneous public offerings of the stock or warrants; (5) the stock and warrants were not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock and warrants took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 3, 2005 the Company’s board of directors adopted resolutions proposing and declaring advisable an amendment to its certificate of incorporation. Specifically, the board of directors proposed that the Company’s certificate of incorporation be amended to permit a change in the Company’s name from “Newmark Ventures, Inc.” to “MangaPets, Inc.” On September 7,2005, pursuant to Shareholders Action in Lieu of a Special Meeting of the Shareholders, the amendment to the Company’s certificate of incorporation was adopted by the written consent of holders of 3,065,970 or 54.5% of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon in accordance with the provisions set forth in Section 242 of the General Corporation Law of the State of Delaware and Article I, Section 8 of the Company’s bylaws. The change in the Company’s name to “MangaPets, Inc.” was effective on October 17, 2005 on filing with the Delaware Secretary of State.

ITEM 5. OTHER INFORMATION

On September 29, 2005, the Company’s board of directors approved a three (3) for two (2) stock split. The stock split increased the number of issued and outstanding shares of common stock from 5,685,830 to 8,528,745 as of October 26, 2005. All registered shareholders are required to surrender their certificates to the Corporation’s transfer agent on a mandatory basis in exchange for new certificates to reflect the forward split. The quoted price of the Company’s stock reflected the stock split on October 26, 2005.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2005.

Newmark Ventures, Inc.

/s/ Roderick Shand

By: Roderick Shand

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(i)(d)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
3(i)(e)	*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
3(i)(f)	Attached	Amended Articles of Incorporation dated September 7, 2005
3(ii)	*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
10(i)	*	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)
10(ii)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(iii)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(iv)	*	Employee Agreement dated October 1, 2004 between Newmark Ventures Inc. and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(v)	*	Employee Agreement dated October 1, 2004 between Newmark Ventures Inc. and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vi)	*	Consulting Agreement dated October 1, 2004 between Newmark Ventures Inc. and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vii)	*	Portal Development Agreement dated July 15, 2005 between Newmark Ventures, Inc. and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005)
10(viii)	Attached	Debt Settlement Agreement dated September 30, 2005 between Newmark Ventures, Inc. and Leslie Lounsbury.
14	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
31	Attached

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