Form 10KSB
period 2005-12-31
MANGAPETS, INC.
filed 2006-04-17
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-27407

MANGAPETS, INC.
(Name of Small Business Issuer In Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0187705 (IRS Employer Identification Number)

Suite 440-375 Water Street, Vancouver, B.C. Canada, V6B 5C6
(Address of Principal Executive Offices)          (Zip Code)

(604) 725-4160
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X                No

The registrant's total consolidated revenues for the year ended December 31, 2005 were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $18,370,030 based on the average closing bid and asked prices for the common stock on April 12, 2006.

At April 12, 2006 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 8,731,245.

PART I

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o our ability to successfully implement our business strategies;

o the success or failure of our the business opportunities that we are pursuing;

 o our anticipated financial performance;

o the sufficiency of existing capital resources;

 o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties related to the Company's future business prospects;

o the ability of the Company to generate revenues to fund future operations;

 o changes in the laws and government regulations applicable to us;

o the volatility of the stock market and;

o general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

ITEM 1. DESCRIPTION OF BUSINESS

General

As used herein the terms “Company,” “we,” “our”, and “us” refer to MangaPets Inc. (formerly “Newmark Ventures, Inc.”), a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was organized in 1998. Since inception, the Company has acquired and disposed of several technology and service related businesses. As more fully described below under the caption “Current Operations,” the Company’s current business plan is to develop and launch an interactive web portal.

Historical Development

On May 4, 2001, we acquired UMDN, Inc., which was a marketing company that enrolls members of large affinity groups, unions and/or associations within a networking service in order to leverage their buying power to elicit proprietary discounts from both local and national businesses. In November of that year we terminated our relationship with UMDN, Inc., allowing both companies to independently develop and complete their respective corporate objectives.

On March 12, 2002, the Company’s then wholly-owned subsidiary, Homelands Security, Inc., (“Homelands”) acquired all the issued and outstanding shares of InterGlobe Investigation Services, Ltd., (“Interglobe”) from the owners in exchange for 950,000 shares of Homelands. This acquisition diluted the Company’s ownership to 51%. InterGlobe provided investigation services to corporations and individuals that include security consulting, loss prevention, forensic computing, VIP and executive safety, criminal harassment (stalking crimes) protection, investigating international crime, due diligence, homicides, abductions, missing persons, canine bomb detection, narcotics, security and other protection services.

On January 1, 2003, Homelands acquired all the existing and outstanding shares of Dolphin Investigations Ltd., (“Dolphin”) in exchange for 300,000 shares of Homelands. The acquisition of Dolphin reduced the Company’s interest in Homelands to that of a minority interest holder.

On March 1, 2003, the Company entered into an agreement with Net Cash Services Inc., (“Net Cash”) for the purpose of obtaining a license to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers. The Company obtained the license in exchange for a cash payment of $50,000.

In the fourth quarter of 2003 we executed letters of intent with Sol Produce Imports, Ltd., an importer and distributor of fresh and refrigerated foods from China, and 24 Hour Emergency Glass, Ltd., a glass provider for the film and television industry in British Columbia. The terms of neither agreement were ever consummated.

On February 2, 2004 the Company’s subsidiary Homelands disposed of its interests in Interglobe and Dolphin as a result of pending changes outlined by the Province of British Columbia, Canada, with respect to the licensing and monitoring of security companies. The disposition was effected by Homelands shareholders holding the majority of the issued and outstanding stock voting to rescind the respective share purchase agreements. The name of the company was then changed to Riverside Manitoba, Inc. (“Riverside”).

During the quarter ended September 30, 2004, the Company’s sold its minority interest in Riverside to five Company shareholders for $20,000. The sale was concluded to better enable management to focus on developing or acquiring a new business.

On November 10, 2004 the Company completed negotiations to acquire 100% of the Common shares of X-Scape, Inc., an Arizona based company that provides e-Marketing services to the hospitality industry. The terms of the agreement were never consummated and the parties subsequently agreed to a mutual termination of obligations.

The Company decided in early 2005 to discontinue its operations with respect to the sale and deployment of the Triton product line of non-depository, indoor cash dispensers in connection with a license agreement acquired from Net Cash in 2003.

The Company’s operations have since focused on the development of an interactive web portal containing games, merchandise, and activities inspired by the “Manga” theme, which describes Japanese comic books and animated cartoons.

Current Operations

Initial Stages

After the signing of a letter of intent on April 14, 2005, the Company entered into a Portal Development Agreement (“Agreement”) on July 15, 2005, with Sygenics Interactive Inc., (“Sygenics”), a developer of advanced information management technology located in Montreal, Quebec, Canada, and an authorized licensee of Sygenics Inc. The Agreement provided for the design, development and deployment of an online virtual pet portal/website with highly interactive two-dimensional graphical interfaces and a powerful multi-layered back end engine to enable the building of a worldwide virtual community.

The web portal was to be designed by integrating a combination of technologies previously developed and owned by Sygenics Inc., as well as third party software, and new software to be developed specifically for the Company by Sygenics.

Sygenics was expected to complete the first stage of the portal by December of 2005 and complete the final stage in August of 2006.

However, in 2006, a dispute arose between the Company and Sygenics. The work of Sygenics is currently suspended and the Company is in negotiations to invalidate the contract and reach a settlement for a discount of the remaining amounts due.

The Company is currently interviewing new development teams to complete the Mangapets web portal.

The MangaPets web portal

The portal will contain games, merchandizing, and activities inspired by the “Manga” theme. The term “Manga” has come to describe Japanese comic books and animated cartoons.

Included on the site will be:

•	interactive, engaging, and interesting Manga inspired characters, pets, species and avatars who the users will be able to identify;
•	games and situations where users can accumulate virtual points which they can use to trade with other users or exchange for items for their pets, species or avatars;
•	several different settings or environments which blend and join together to create one complete community or world through which users can traverse;
•	storylines and narratives, names and profiles for the characters, names and descriptions for the different environments;
•	a virtual shopping mall where national and international chain stores can rent web site space for the purpose of showcasing their goods and providing them with an advertising opportunity and where users will be able to use their virtual points to purchase virtual goods for their pets, species and avatars, as well as exchange them for discount purchase vouchers for “real” items for their personal use;
•	an integrated back end e-commerce engine that will allow for the merchandising and licensing of products associated with the site; and
•	Japanese, Chinese, Korean, French, Spanish, German, Italian and Portuguese translations of the site content.

Online Communities

Since its widespread adoption in the mid-1990s, the world-wide web has developed a large number of communities of people who share an interest in a common set of cultural symbols and activities. Foremost among these are gaming and role-playing communities. Advances in communications technologies, and the concomitant rise in bandwidth and decrease in connection costs, have caused these communities to increase rapidly in both size and activity in the last five years.

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

The Company’s Approach

We will connect advertisers to consumers through a variety of online marketing properties integrated throughout our services. Our advertising and e-commerce products will include a broad range of targeting techniques for online advertising, email campaigns, start-page placements and channel sponsorship opportunities. We will also provide consumers convenient access to third party Internet search services throughout many of our Web properties and services and generate a significant portion of our advertising and commerce revenues from our users utilizing such search services

The MangaPets web portal is aimed at establishing an international community of interest focused around a very popular and diverse form of cultural expression, highly popular in a number of Asian countries, and with rapidly growing popularity in North America. This community is not, thus far, well-served in web sites catering to people whose languages and cultural milieu originate from Europe.

Governmental Regulation

Upon the launch of the Company’s interactive web portal, the Company will become subject to a number of laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. In addition to government regulation, the Company’s operation of the Web Portal may also be exposed to liability for the activities of the users of the Web Portal. For example, in the US, a number of actions are pending against the operators of online Internet services for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users of such online Internet services.

In addition, other federal laws could have an adverse impact on the Company’s business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, the Company’s liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as the Company complies with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Competition

The Company will have many diverse competitors in its efforts to launch a web portal, attract users of the web portal, and attract advertisers to the web portal. Many of these competitors are better established with loyal followings of users and advertisers. Many of these competitors will have greater financial and other resources and have prior experience in this business.

Employees

The Company currently has two full time employees. Management of the Company expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to our Developing Operations

Our business model is unproven.

Our business model depends upon our ability to implement and successfully execute our business and marketing strategy, which includes the following: develop, deploy, and enhance the technology and systems which will underlie the interactive web portal; attract users of the web portal at a reasonable cost; reliably process transactions through the web portal; locate, develop and maintain strategic relationships with advertisers who wish to target the demographic groups which use the Company’s web portal.

As our business model is unproven, we cannot be certain that our business strategy will be successful or that we will ever be profitable.

We might not be able to establish and strengthen a brand identity.

We believe that establishing a strong brand loyalty is critical to achieving acceptance of the web portal. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high-quality experiences on the web portal. Our brand promotion activities might not be successful or, even if successful, result in enough revenues to offset the expenses incurred.

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

In addition, several of the third-parties upon whom we plan to depend upon have a limited operating history, have relatively immature technology, and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users might be adversely affected by the failure of these third parties to provide reliable software, systems, and related services to us.

The online web services markets are intensely competitive.

Many different companies are positioned to emerge as competitors in this marketplace. Many of our potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources than we have, a significantly greater name recognition, a larger installed base of potential customers, and more extensive knowledge of our industry. Such competitors might be able to spend more aggressively on marketing and advertising for their brands, products, and services. They also might adopt more aggressive pricing policies and make more attractive offers to employees.

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

We believe that intellectual property will be critical to our success. We will rely on trademark, copyright, and trade secret protection to protect our intellectual property. The measures we take to protect our intellectual property might not be successful, which could have a materially adverse effect on our business. The United States or foreign jurisdictions might not grant us any copyrights, trademarks, or other protection for our intellectual property. There also can be no assurance that our intellectual property rights will not be challenged, invalidated, or circumvented, by others or that our intellectual property rights will provide us with a competitive advantage.

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

General Risks

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $8,889,411 at December 31, 2005. During fiscal 2005, we recorded a net loss of $754,838. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to fully develop our anticipated web portal, which can in no way be assured. Therefore, we may never be able to achieve profitability.

We anticipate that we will incur operating losses for the foreseeable future.

We expect to incur substantial operating losses for the foreseeable future. We intend to increase our operating expenses substantially as we increase our product development, marketing, and brand building activities. We will increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve profitability, and we might not be able to sustain or increase profitability in the future. We will be dependent upon our ability to obtain additional capital form borrowing and the sale of securities to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to the Company and its existing stockholders.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007 or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 2 DESCRIPTION OF PROPERTY

The Company currently maintains its mailing address at Suite 440-375 Water Street, Vancouver, British Columbia, Canada, V6B 5C6. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

On January 5, 2005 Integrity Securities, LLC (the “Claimant”) initiated an arbitration action over the terms of a Financial Consulting Services Agreement (the “Agreement”), dated December 6, 2002. The purpose of the arbitration was to determine whether the 250,000 shares issued to the Claimant pursuant to the Agreement could be cancelled for failure to provide consulting services

On February 16, 2006 the International Centre for Dispute Resolution provided the Company with a copy of the Award of Arbitrator in the matter with the Claimant, which concluded that (a) the Claimant was owed nothing on any of its claims against the Company, (b) that we were entitled to cancel and rescind the issuance of certain shares to the claimant, and (c) that each side would bear its own attorney fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board under the symbol, “MPTS.” Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the following prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2004 and 2005 were as follows:

                              ------------------ --------------- ------------------
                                Quarter ended         High              Low
                              ------------------ --------------- ------------------
                              ------------------ --------------- ------------------
                                   3/31/04           $0.35*           $0.19*
                              ------------------ --------------- ------------------
                                   6/30/04           $0.35*           $0.19*
                              ------------------ --------------- ------------------
                                   9/30/04           $.87*             $.64*
                              ------------------ --------------- ------------------
                                  12/31/04           $2.22*           $1.51*
                              ------------------ --------------- ------------------
                                   3/31/05           $7.42*           $3.11*
                              ------------------ --------------- ------------------
                                   6/30/05           $2.27*           $1.47*
                              ------------------ --------------- ------------------
                                   9/30/05           $2.01*           $1.33*
                              ------------------ --------------- ------------------
                              ------------------ --------------- ------------------
                                  12/31/05           $1.50            $1.05*
                              ------------------ --------------- ------------------

        *Adjusted to reflect 3:2 forward stock split effective on October 10, 2005.

Record Holders

As of April 12, 2005, there were approximately 115 shareholders of record holding a total of 8,731,245 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Sales of Unregistered Securities

On November 9, 2005 the board of directors of the Company authorized the issuance of 35,000 shares of common stock to an officer and director of the Company, Roderick Shand, for consulting fees pursuant to a debt settlement agreement totaling $48,000 or $1.37 a share. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services to the Company in settlement of debt; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement of accrued interest was agreed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On November 9, 2005 the board of directors of the Company authorized the issuance of 35,000 shares of common stock to an officer and director of the Company, Paul Bains, for consulting fees pursuant to a debt settlement agreement totaling $36,000 or $1.03 a share. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services to the Company in settlement of debt; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement of accrued interest was agreed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Management Overview

During the next 12 months, the Company intends to continue its attempts to develop an interactive web portal.

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

Results of Operations

The Company recorded no revenues from operations for the fiscal year ended December 31, 2005 or for the fiscal year ended December 31, 2004.

During the twelve month period ended December 31, 2005, the Company’s operations were limited to developing a web portal and satisfying continuous public disclosure requirements

We do not expect to receive revenues within the next twelve months of operation, since we have yet develop our Manga themed web portal. For the current fiscal year, the Company anticipates incurring a loss as a result of web portal development, administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

Net Loss

Net loss for the year ended December 31, 2005 was $754,838 compared to a net loss of $224,152 for the year ended December 31, 2004.

The Company expects that it may continue to incur losses until such time as it develops profitable operations.

Expenses

Expenses for the year ended December 31, 2005 were $425,584 compared to $281,048 for the year ended December 31, 2004.

General and administrative expenses for the year ended December 31, 2005, were $281,178 compared to $253,953 for the year ended December 31, 2004. The decrease in general and administrative expenses was the result of downsizing of the Company’s operations.

Website planning costs for the year ended December 31, 2005 were $144,406. This expense is as a result of web site development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and web site content

We had other expenses from an impairment of website development costs totaling $304,254 for the year ended December 31, 2005.

The Company’s loss on discontinued operations includes a $25,000 impairment write down on the license agreement related to our sale of cash dispensers.

Liquidity and Capital Resources

Cash used by operations was $103,198 for the year ended December 31, 2005, and cash used by operations was $109,444 for the year ended December 31, 2004. Cash used by operations in 2005 and 2004 was mainly due to net losses of the company.

Cash flows provided by financing activities was $113,480 for the year ended December 31, 2005 and $95,860 for the year ended December 31, 2004.

Cash flows used in investing activities was $9,584 for the year ended December 31, 2005 compared to cash provided by investing activities of $20,000 for proceeds from the sale of the company’s investment in Riverside during the year ended December 31, 2004.

In 2003, we adopted an equity compensation plan entitled “The 2003 Benefit Plan of Delta Capital Technologies, Inc.” (the “Benefit Plan”). Pursuant to the Plan the Company may issue up to 1,968,750 shares of the Company’s common stock (reverse and forward split adjusted) over a five year period, although the Board may shorten this period. The Plan is intended to aid the Company in maintaining and continuing its development of a quality management team, in attracting qualified employees, consultants, and advisors who can contribute to the future success of the Company, and in providing such individuals with an incentive to use their best efforts to promote the growth and profitability of the Company. A total of 135,280 shares were issued in 2005 and 73,798 shares remain available for issuance.

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

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the year ended December 31, 2005 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Estimates

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company plans to generate revenue through the sale of advertising on their web site which remains in development. Revenues will be recognized only when persuasive evidence for a sales arrangement exists; the fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of advertising will be recognized on the completion of the sale.

Software and Website Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” will be expensed as incurred. The costs of website development, during the planning stage, as defined under Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs,” will also be expensed as incurred.

Computer software and website development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and web site content, payroll, and interest costs, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

Costs to be incurred when the website and related software are in the operating stage will be expensed as incurred.

Stock-Based Compensation

The Company accounts for options and other stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss with respect to options because no options have been granted to employees. Compensation expense for stock options and warrants to purchase stock granted to non-employees is measured using a fair value valuation model at the date of the grant multiplied by the number of options and warrants granted. When the Company issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

Recent Accounting Pronouncements

In September 2005, the EITF reached consensus on Issue No. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company’s financial instruments.

In September 2005, the EITF reached consensus on Issue No. 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company’s financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company’s financial statements.

The EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company’s financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,” is effective for fiscal years beginning after June15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 123(R), “Share-Based Payment,” replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” is effective for fiscal years beginning after June15, 2005. This Statement amends SFAS No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS No. 152 is expected to have no impact on the Company’s financial statements.

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June15, 2005. This statement amends the guidance in Accounting Principles Board (“APB”) Opinion No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company’s financial statements.

Going Concern

The Company’s auditors have modified their report on the Company’s 2005 financial statements to indicate that there is substantial doubt as to the Company’s ability to continue as a going concern as a result of a net loss of $754,838 and $224,152 in 2005 and 2004, respectively, a discontinuation of its only operating component as of December31, 2004, and a net deficiency in capital of $701,147 as of December31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal years ended December 31, 2005 and 2004 are attached hereto as pages F-1 through F-16.

                                                  MANGAPETS, INC.
                                         (Formerly Newmark Ventures, Inc.)
                                          ( A Development Stage Company)

                                           CONSOLIDATED FINANCIAL REPORT

                                                 DECEMBER 31, 2005

                                                  C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mangapets, Inc.

We have audited the accompanying consolidated balance sheet of MangaPets, Inc. and Subsidiary (formerly Newmark Ventures, Inc.) (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 and for the period from January 1, 2005 (the effective date of the development stage) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mangapets, Inc. and Subsidiary (a development stage company) as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from January 1, 2005 (the effective date of the development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

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

/s/ Peterson Sullivan PLLC

April 10, 2006

Seattle, Washington

                                          MANGAPETS, INC. AND SUBSIDIARY
                                         (Formerly Newmark Ventures Inc.)
                                           (a Development Stage Company)

                                            CONSOLIDATED BALANCE SHEET
                                                 December 31, 2005
              ASSETS
Current Assets
     Cash                                                                                     $      7,118
     Prepaid expenses                                                                                5,121
                                                                                             -----------------
              Total current assets                                                                  12,239
Website Development Costs                                                                          170,804
                                                                                             -----------------
                                                                                              $    183,043
                                                                                             =================
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable and accrued expenses                                                    $    738,913
     Accounts payable and accrued expenses, related parties                                         39,012
     Notes payable                                                                                  28,486
     Loans payable                                                                                  28,387
     Advances payable, related party                                                                27,855
     Deferred revenue                                                                               21,537
                                                                                             -----------------
              Total current liabilities                                                            884,190
Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 100,000,000 shares
        authorized; 8,631,245 shares issued and outstanding                                          8,631
     Common stock issuable; 37,500 shares                                                               38
     Additional paid-in capital                                                                  8,188,595
     Accumulated deficit                                                                       (8,143,573)
     Deficit accumulated during the development stage                                            (754,838)
                                                                                             -----------------
              Total stockholders' equity (deficit)                                               (701,147)
                                                                                             -----------------
              Total liabilities and stockholders' equity (deficit)                            $    183,043
                                                                                             =================

                                 See Notes to Consolidated Financial Statements

                                           MANGAPETS, INC. AND SUBSIDIARY
                                         (Formerly Newmark Ventures Inc.)
                                           (a Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2005 and 2004 and for the period from January 1, 2005
                         (the effective date of the development stage) to December 31,2005
                                                                                                             Cumulative During
                                                                                                              the Development
                                                                        2005                  2004                 Stage
                                                                  ------------------    -----------------    -------------------
Revenues                                                                $    -                $     -               $          -

Expenses
     General and administrative                                        281,178                253,953                    281,178
     Interest expense                                                                          27,095
     Website planning costs                                            144,406                                           144,406
                                                                  ------------------    -----------------    -------------------
                                                                       425,584                281,048                    425,584
Other Income (Expense)
     Impairment of website development costs                          (304,254)                                        (304,254)
     Gain on debt extinguishment                                                               60,000
     Gain from sale of equity-method investment                                                20,000
                                                                  ------------------    -----------------    -------------------
              Loss from continuing operations                         (729,838)             (201,048)                  (729,838)
Discontinued Operations
     Loss from operations of the discontinued component,
        including impairment losses of $25,000 in
        2005 and 2004                                                  (25,000)              (23,104)                   (25,000)
                                                                  ------------------    -----------------    -------------------
              Net Loss                                             $  (754,838)           $ (224,152)          $       (754,838)
                                                                  ==================    =================    ===================
Net Loss Per Share (Basic and Diluted)
     Continuing operations                                         $     (0.09)        $       (0.03)

     Discontinued operations                                             (0.00)                (0.00)
                                                                  ------------------    -----------------
              Net Loss Per Share                                   $     (0.09)        $       (0.03)
                                                                  ==================    =================

                                 See Notes to Consolidated Financial Statements

                                           MANGAPETS, INC. AND SUBSIDIARY
                                         (Formerly Newmark Ventures Inc.)
                                           (a Development Stage Company)

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 2005 and 2004 and for the period from January 1, 2005
                        (the effective date of the development stage) to December31, 2005
                                                                                                                                               Deficit
                                                                                                                                             Accumulated
                                                                                                           Additional                        During the
                                                     Common Stock             Common Stock Issuable         Paid-in        Accumulated       Development
                                               --------------------------    -------------------------
                                                 Shares         Amount         Shares        Amount         Capital          Deficit            Stage            Total
                                               ------------    ----------    -----------   -----------    -------------    -------------    --------------    -------------
Balances, December 31, 2003                    6,905,721    $  6,906             420,937      $    421       $7,404,714     $(7,919,421)       $         -      $ (507,380)
      Common stock issuable in 2003 for

         cash received, issued in 2004           243,750         244           (243,750)         (244)

     Issuance of common stock for services       562,500         563                                             99,437                                             100,000

     Issuance of common stock for cash           132,188         132                                             23,368                                              23,500

     Issuance of common stock on

         exercise of warrants                    509,780         510                                             38,052                                              38,562

     Issuance of common stock on

         settlement of debt                      266,389         266                                            212,845                                             213,111

     Cancellation of common stock              (562,500)       (563)                                                563

     Net loss                                                                                                                  (224,152)                          (224,152)
                                               ------------    ----------    -----------   -----------    -------------    -------------    --------------    -------------
Balances, December 31, 2004                    8,057,828       8,058             177,187           177        7,778,979      (8,143,573)                 -        (356,359)

     Issuance of common stock for

         settlement of accrued expenses
         and debt

         January 2005                             31,500          32                                             13,968                                              14,000

         August 2005                              44,730          45                                             74,505                                              74,550

         September 2005                           45,000          45                                             29,955                                              30,000

         November 2005                            70,000          70                                             83,930                                              84,000

     Issuance of common stock for cash

         May 2005                                 75,000          75                                             49,925                                              50,000

         June 2005                                                                37,500            38           24,962                                              25,000

         September 2005                           37,500          37                                             24,963                                              25,000

     Issuance of common stock issuable

         May 2005                                177,187         177            (177,187)        (177)

     Issuance of common stock for services

         May 2005                                 15,000          15                                             19,985                                              20,000

         August 2005                               7,500           7                                              9,993                                              10,000

         October 2005                              5,000           5                                              4,995                                               5,000

         November 2005                            40,000          40                                             47,460                                              47,500

         December 2005                            25,000          25                                             24,975                                              25,000

     Net loss                                                                                                                                    (754,838)        (754,838)
                                               ------------    ----------    -----------   -----------    -------------    -------------    --------------    -------------
Balances, December 31, 2005
                                               8,631,245    $  8,631              37,500   $        38       $8,188,595     $(8,143,573)        $(754,838)      $ (701,147)
                                               ============    ==========    ===========   ===========    =============    =============    ==============    =============

                                 See Notes to Consolidated Financial Statements

                                           MANGAPETS, INC. AND SUBSIDIARY
                                         (Formerly Newmark Ventures Inc.)
                                           (a Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2005 and 2004 and for the period from January 1, 2005
                         (the effective date of the development stage) to December 31,2005
                                                                          2005                 2004            Cumulative
                                                                                                               During the
                                                                                                               Development
                                                                                                               Stage
                                                                    ------------------   ------------------    -----------------
Cash Flows From Operating Activities
     Net loss                                                        $       (754,838)         $  (224,152)         $  (754,838)
     Reconciliation of net loss to net cash used in operating
     activities
     Gain on debt extinguishment                                                                   (60,000)
     Gain on sale of equity-method investee                                                        (20,000)
     Impairment of license agreement                                            25,000               25,000               25,000
     Impairment of website development costs                                   304,254                                   304,254
     Issuance of common stock for services                                      78,889              100,000               78,889
     Changes in operating assets and liabilities
        Prepaid expenses                                                       (5,121)                                   (5,121)
        Accounts payable and accrued expenses                                  227,081               69,708              227,081
        Deferred revenue                                                        21,537                                    21,537
                                                                    ------------------   ------------------    -----------------
              Net cash used in operating activities                          (103,198)            (109,444)            (103,198)
Cash Flows From Investing Activities
     Proceeds from sale of equity-method investee                                                    20,000
     Purchase of website development costs                                     (9,584)                                   (9,584)
                                                                    ------------------   ------------------    -----------------
              Net cash provided by (used in) investing activities              (9,584)               20,000              (9,584)
Cash Flows From Financing Activities
     Payments on notes payable                                                (33,442)             (10,394)             (33,442)
     Proceeds from notes payable                                                19,067               44,192               19,067
     Proceeds from advances payable                                             27,855                                    27,855
     Proceeds from issuance of common stock                                    100,000               62,062              100,000
                                                                    ------------------   ------------------    -----------------
              Net cash provided by financing activities                        113,480               95,860              113,480
                                                                    ------------------   ------------------    -----------------
              Net increase in cash                                                 698                6,416                  698

Cash, beginning of period                                                        6,420                    4                6,420
                                                                    ------------------   ------------------    -----------------
Cash, end of period                                                  $           7,118        $       6,420         $      7,118
                                                                    ==================   ==================    =================

No cash was paid for interest in 2005.  Cash payments of $19,000 were made for interest in 2004.

No cash payments for income taxes were made in 2005 or 2004.

                                 See Notes to Consolidated Financial Statements

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

MangaPets, Inc. and Subsidiary (“the Company”) (formerly Newmark Ventures, Inc.) (a development stage company) was incorporated in March 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In early 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. Accordingly, as of December31, 2004, the Company’s cash dispenser operations were considered discontinued. Since this was the Company’s only operating component, the Company re-entered the development stage as of January1, 2005. There are no assets or liabilities associated with this business component as of December31, 2005.

The Company is currently pursuing a development project to provide internet users of all ages and interests a safe, stimulating and multi-faceted multi-use web environment. In pursuit of this, the Company signed a Portal Development Agreement in 2005 for the design, development, and deployment of an interactive web portal for the Company. The web portal will be designed by integrating a combination of technologies previously developed, as well as third party software, and new software to be developed specifically for the Company.

Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $754,838 and $224,152 in 2005 and 2004, respectively, and discontinued its only operating component as of December31, 2004. Further, the Company has net deficiency in capital of $(701,147) as of December31, 2005, and current liabilities exceed current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is pursuing the development of an interactive web portal as well as other businesses to acquire but it will need additional working capital to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon engaging in active business operations which produce adequate cash flow and obtaining additional sources of working capital. Management is presently engaged in seeking additional working capital from debt and equity funding and plans to continue to develop their interactive web portal and invest in other businesses with funds obtained. However, if its efforts are unsuccessful, the Company may have to cease operations.

The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Investments in entities where the Company owns at least a 20% interest, but does not have control, are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

During 2004, the Company sold its interest in its equity method investee, Riverside, Inc. (“Riverside”) for $20,000 to five stockholders of the Company. The Company’s basis in Riverside was zero and thus the Company recorded a gain of $20,000 related to this sale.

Cash

Cash includes checking accounts held at a bank in Canada.

Software and Website Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” will be expensed as incurred. The costs of website development, during the planning stage, as defined under Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs,” will also be expensed as incurred.

Computer software and website development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and web site content, payroll, and interest costs, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

The Company has capitalized $475,058 in software and website development costs to date. Because the website is not yet operational, no estimated useful life has been determined and these costs are not being amortized as of yet. Costs to be incurred when the website and related software are in the operating stage will be expensed as incurred.

The Company is currently under contractual commitment to Sygenics Interactive, Inc. (“Sygenics”), a developer of advanced information management technology, for the design, development, and deployment of their interactive web portal. The agreement entered into with Sygenics has a twelve month term with an initial payment due on execution and successive monthly payments due over the contract term which are tied to the achievement of certain developmental milestones. The Company is contractually obligated to pay an aggregate amount of $1,320,000 Canadian Dollars (US$1,132,428 at December31, 2005) over the term of the agreement of which approximately US$535,000 has been incurred through December31, 2005. Hardware and software costs are not included in this amount and are to be paid separately by the Company.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Software and Website Development Costs (continued)

In 2006, a dispute arose between the Company and Sygenics. The work of Sygenics is currently suspended and the Company is in negotiations to invalidate the contract and reach a settlement for a discount of the remaining amounts due. As of December31, 2005, the Company has recorded an obligation to Sygenics of $422,079 (which is included in accounts payable and accrued expenses) representing the full amount due under the contract as of December31, 2005. The Company is of the opinion that the related capitalized website costs as of December31, 2005, are greater than the fair value of the website at that date. An impairment loss of $304,254 was recognized in 2005 to reduce the capitalized website costs to their estimated fair value of $170,804 at December31, 2005. The Company plans to attempt to negotiate the contractual amounts due to Sygenics to an amount representing this estimated fair value of the web site. The Company plans to enter into an a agreemenmt with another web site developer to complete the web portal.

License Agreement

The Company owns a license agreement which gives the Company the right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers. The license agreement has an indefinite useful life. The cost of this license agreement was treated as a non-amortized intangible asset and capitalized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 and was tested for impairment at least annually.

As part of the Company’s decision to discontinue its cash dispenser operations, the Company had planned to sell their rights under the license agreement to a third-party. Accordingly, the license agreement was classified as held for sale and, based on the estimated net proceeds expected to be received upon sale of the rights under the license agreement, was written down to its net realizable value of $25,000 in 2004. An impairment loss in the amount of $25,000 was recognized in 2004 related to this write down which is recognized in loss from operations of the discontinued component. During 2005, management abandoned its plans to sell its rights under the license agreement to a third-party and has no current plans for this license agreement and thus, does not anticipate any future cash flows to be derived from it. Accordingly, the cost of the license agreement was written off in 2005. An impairment loss in the amount of $25,000 was recognized in 2005 related to this write-off, which is recognized in loss from operations of the discontinued component.

Revenue Recognition

Revenues from the sales of cash dispensers were recognized as the sales were made, the price was fixed and determinable, collectibility was probable and no significant Company obligations remained. The Company recognized no revenue in 2005 and $25,500 in revenues from the sale of cash dispensers in 2004. Revenues for 2004 are included in the loss from operations of the discontinued component in 2004. All revenues from the sales of cash dispensers in 2004 were from one customer.

The Company plans to generate revenue through the sale of advertising on their web site which remains in development. Revenues will be recognized only when persuasive evidence for a sales arrangement exists; the fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of advertising will be recognized on the completion of the sale.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Warrants

At December31, 2005, there are warrants outstanding to purchase 390,000 shares of the Company’s common stock at prices ranging from $1.33 to $2.00 per share. The warrants were exercisable on issuance and expire at various dates from May 2006 through September2007.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income.

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 8,404,379 and 8,029,353 for the years ended December31, 2005 and 2004, respectively. Warrants and debt convertible into common shares were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive due to the Company’s net losses. For purposes of earnings per share computations, shares associated with common stock issuable are included as outstanding as of the date of the receipt of cash for the shares.

Stock Splits

On December14, 2004, the Board of Directors authorized a one-for-four reverse stock split of the common stock of the Company. Par value of the common stock remained $.001. The Company transferred $10,980 to additional paid-in capital from common stock and common stock issuable in 2004, representing the aggregate par value of the shares redeemed under the reverse stock split. The effect of the reverse stock split has been recognized in all share and per share amounts for all periods presented in these consolidated financial statements.

On March14, 2005, the Board of Directors authorized a three-for-two stock split of the common stock of the Company. Par value of the common stock remained $.001. The Company transferred $1,830 to common stock and common stock issuable from additional paid-in capital in 2004, representing the aggregate par value of the shares issued under the stock split. The effect of the stock split has been recognized in all share and per share amounts for all periods presented in these consolidated financial statements.

On September 29, 2005, the Board of Directors authorized a three-for-two stock split of the common stock of the Company. Par value of the common stock remained $.001. The Company transferred $2,843 to common stock and common stock issuable from additional paid-in capital in 2005, representing the aggregate par value of the shares redeemed under the stock split. The effect of the stock split has been recognized in all share and per share amounts for all periods presented in these consolidated financial statements.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

Comprehensive Income

The Company had no items of other comprehensive income in 2005 or 2004.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and accrued expenses, and notes, advances and loans payable. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and approximation of current market interest rates.

Stock-Based Compensation

The Company issues certain stock-based compensation, which is described more fully in Note 8. The Company accounts for options and other stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss with respect to options because no options have been granted to employees. Compensation expense for stock options and warrants to purchase stock granted to non-employees is measured using a fair value valuation model at the date of the grant multiplied by the number of options and warrants granted. When the Company issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

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

New Accounting Pronouncements

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June15, 2005. This statement amends the guidance in Accounting Principles Board (“APB”) Opinion No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company’s financial statements.

SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” is effective for fiscal years beginning after June15, 2005. This Statement amends SFAS No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions.” The adoption of SFAS No. 152 is expected to have no impact on the Company’s financial statements.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

SFAS No. 123(R), “Share-Based Payment,” replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,” is effective for fiscal years beginning after June15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial statements.

The EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company’s financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company’s financial statements.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 1. The Company and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In September 2005, the EITF reached consensus on Issue No. 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company’s financial instruments.

Note 2. Notes Payable

Note payable to a company, due on demand,  including interest at 6% accrued monthly,
unsecured                                                                                   $        20,000

Note payable to an  individual,  due on demand,  including  interest  at6%  accrued
monthly, secured by all assets and revenues of theCompany                                            7,000

Note payable to a company, due on demand,  including interest at 6% accrued monthly,
secured by all assets and revenues of the Company                                                     1,486
                                                                                           -------------------

                                                                                            $        28,486
                                                                                           ===================

Note 3. Loans and Advances Payable

The Company had various loans payable at December31, 2005, all of which are unsecured and due on demand and bear interest at 12%.

The Company has advances payable to a company owned by a stockholder of the Company. The advances were provided for short-term cash needs of the Company and are due on demand. The advances do not bear interest.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 4. Income Taxes

The reconciliation of income tax on the loss from continuing operations computed at the federal statutory rate to income tax expense is as follows:

                                                                                       December 31
                                                                       --------------------------------------------
                                                                              2005                    2004
                                                                       --------------------    --------------------

Tax at statutory rate                                                    $      (248,100)        $       (68,400)
Impairment of website development costs                                          103,400
Other                                                                               (300)
Change in valuation allowance for deferred
    tax assets                                                                   145,000                  68,400
                                                                       --------------------    --------------------

       Income tax expense                                                $       -               $       -
                                                                       ====================    ====================

The Company’s deferred tax asset at December 31, 2005, is as follows:

Deferred tax asset
    Net operating loss carryforwards                                     $    1,657,000
Less valuation allowance                                                     (1,657,000)
                                                                       --------------------

                                                                         $       -
                                                                       ====================

The total change in the valuation allowance for deferred tax assets for 2005 and 2004 was $153,500 and $76,500, respectively. In 2005 and 2004, $8,500 and $8,100 of the change in the valuation allowance was related to discontinued operations.

The Company’s U.S. net operating loss carryforwards will expire in the years ending December 31 as follows:

                  2018                                     $        39,000
                  2019                                             143,000
                  2020                                           2,526,000
                  2021                                             684,000
                  2022                                             405,000
                  2023                                             400,000
                  2024                                             199,000
                  2025                                             476,000
                                                         --------------------

                                                           $     4,872,000
                                                         ====================

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 5. Related Party Transactions

During 2005, the Company issued a total of 70,000 shares of its common stock to two officers and directors of the Company for settlement of amounts owed to them totaling $84,000 under employment agreements. The fair market value of the Company’s common stock on the date of settlement was $1.50 per share. The shares issued were recorded at their estimated fair value, which was less than the fair market value of the common stock on the date of settlement due to the restrictive nature of the common stock issued. No gain or loss was recognized by the Company due to this issuance.

During 2005 and 2004, the Company incurred approximately $54,434 and $12,300, respectively, for consulting services to a stockholder which is included in general and administrative expenses.

During 2004, a former officer and director of the Company, and current stockholder, forgave $60,000 owed to him for wages earned by him in his capacity as an officer of the Company.

Note 6. Legal Proceedings

In 2002, a Company vendor filed suit against the Company for services and expenses. During 2004, a court entered a judgment against the Company in the amount of CDN$275,425 (US$213,111). Of this amount, $80,169 was recorded as interest expense in 2003 as stated in the judgment rendered by the court and the remaining amount was expensed in prior years, exclusive of related foreign currency exchange losses. The Company settled the debt in full through issuance of 266,389 shares of common stock of the Company in 2004 and no remaining obligations exist.

In October 2000, a former employee of the Company filed a claim asking for approximately CDN$22,600 (US$19,389 at December 31, 2005) for unpaid expenses and salary and vacation pay, and CDN$40,000 (US$34,316 at December 31, 2005) in general damages based upon a claim of unreasonable termination of employment. The Company’s management is of the opinion that the claims are without merit and the Company has not been contacted by the former employee since 2000, so the consolidated financial statements do not include a liability for this claim.

Note 7. Common Stock Issued for Services

The Company has reserved a total of 1,968,750 shares of its common stock to be issued to employees and others. Shares were issued to nonemployees from this reserve amounting to 92,500 in 2005 and none in 2004 for services rendered. These shares were valued based on market value at dates issued which amounted to $107,500 in 2005 ($78,889 included in general and administrative expenses and $28,611 capitalized as part of website development costs).

The Company also issued nonreserved shares of common stock of 562,500 shares in 2004 for services rendered by employees and nonemployees. No such shares were issued in 2005. These shares were valued based on a share price negotiated pursuant to debt settlement agreements at date of issuance and are included in general and administrative expenses amounting to $100,000 in 2004. No gain or loss has been recognized from these issuances.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

Note 8. Subsequent Event

Subsequent to year-end, the Company received $50,000 from two individuals for the purchase of 100,000 shares of common stock of the Company and two warrants to purchase 200,000 shares of the common stock of the Company at prices ranging from $1.00 to $2.00 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         Name                               Age                        Position(s) and Office(s)

         Roderick Shand                     51                         President and Director

         Paul Bains                         35                         Secretary and Director

         Rene Hamouth                       57                         Director

Roderick Shand was appointed by the board of directors, as the chief executive, chief financial officer and a director of the Company on September 21, 2004.

Mr. Shand holds a Honors Bachelor of Science degree from the University of Wales and was warded a Fellowship in Systems and Management from the City of London University, London UK in 1986.

From 1979 to 1982 Mr. Shand was employed by British Rail Research in Derby, United Kingdom as a Scientific Officer Providing mathematical and software support to other research units working in signaling, telecommunications, traction engineering, timetabling and civil engineering.

From 1982 to 1993 Mr. Shand was employed by International Computers Ltd (‘ICL”), London, UK. ICL was a large international computer manufacturer. Mr. Shand joined as a programmer/designer in their R&D Division, and was rapidly promoted to team leader and then to project manager. He led teams prototyping the international electronic mail (X.400) standards, developing integrated voice / data workstation applications, and producing data communications protocol stacks embedded in workstation firmware. After a one-year Fellowship at the London City University, London UK he returned to ICL as International Project Control Manager. His responsibilities included designing, managing, auditing and repairing software projects in Asia, Africa, the Middle East, and in Eastern and Western Europe. Large projects included banks, universities, telecommunications and hospitals. Many of these projects required multi-language development, in some cases in non-Latin alphabets (Cyrillic, Arabic), and often in a non-western business and social milieu (Eastern Europe was still Communist when I started in this role). I often found that the problems projects were facing were due not to real technical problems, but to the different ways that HQ (London) and the field (Cairo, Budapest, Nairobi) described, interpreted, and reacted to ‘events’.

From 1988 to1992 Mr. Shand was responsible for ICL’s business in Malta, Greece and Cyprus. This was a general management and sales role, but the small size of the operation required substantial technical input. In these markets, contacts were often ministers or senior civil servants, and he liaised closely with our embassies and trade delegations.

In 1993 Mr Shand became the Business Manager for ICL’s Secure Payments Systems AB (Linköping, Sweden), a hardware and software subsidiary developing security and encryption systems for banking, retail and government security applications.

From 1993 to 1997 Mr. Shand was a Management Consultant in the UK and Canada Working primarily for telephone companies, he developed and managed the deployment of software for subscriber and inter-carrier billing, traffic auditing, fraud detection, and calling card management. After a year of extensive research, he published three papers on software project management in 1994. Two of these won the Outstanding Paper of the Year award from the IEEE Professional Communication Society in 1995.

From 1997 to 2001 Mr. Shand was the Vice President, Network Research and Director of Botting Systems Inc. Vancouver, BC Canada. His principal role was to do the primary research on data network traffic (SS7), relate it to voice network traffic, and produce working software prototypes which were then handed to the development team for commercialization.

March 2001 to present Mr. Shand has been a consultant in the software development industry.

Paul Bains was appointed by the board of directors, as the Secretary and a director of the Company on September 21, 2004.

Mr. Bains has worked as a realtor with Sutton Centre Realty based in Vancouver, British Columbia for the past five years.

Rene Hamouth was appointed by the board of directors, as a director of the Company on February 9, 2006.

Mr. Hamouth has been self employed as an investor in various private and public companies for the last five years, but has held no positions other than as a stockholder of those companies.

Compensation of Directors

The Company’s directors are not currently compensated for their services as directors of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of two people who during the fiscal year ended December 31, 2005 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

o	Roderick Shand, a director and the Company’s chief executive officer and chief financial officer, failed to file on a timely basis.

o Paul Bains, a director and the Company’s Secretary, failed to file on a timely basis.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors have not:

o	filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

o	been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

o	been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

o	been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

o	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

o	been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

The Company has adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has filed a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10KSB. Further, we undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

      MangaPets Inc.

Suite 440 – 375 Water Street

Vancouver, B.C., Canada, V6B 5C6

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004, and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer at the year ended December 31, 2005, and any other employees to receive compensation in excess of $100,000.

------------------------------ ----------------------------------- ----------------------------------------------------------
                                      Annual Compensation                           Long Term Compensation
------------------------------ ----------------------------------- ----------------------------------------------------------
------------------------------ ----------------------------------- ------------------------------ ---------------------------
                                                                              Awards                       Payouts
------------------------------ ----------------------------------- ------------------------------ ---------------------------
--------------------- -------- ---------- -------- --------------- ---------------- ------------- ---------- ----------------
                       Year     Salary     Bonus    Other Annual     *Restricted     Securities   LTIP          All Other
Name and Principal                ($)       ($)     Compensation   Stock Award(s)    Underlying    payouts    Compensation
Position                                                ($)              ($)          Options        ($)           ($)
                                                                                      SARs(#)
--------------------- -------- ---------- -------- --------------- ---------------- ------------- ---------- ----------------
--------------------- -------- ---------- -------- --------------- ---------------- ------------- ---------- ----------------
Roderick Shand,        2005     48,000       -           -             48,000            -            -             -
Chief Executive        2004     12,000       -           -                -              -            -             -
Officer, Chief         2003        -         -           -                -              -            -             -
Financial Officer
and Principal
Accounting officer
--------------------- -------- ---------- -------- --------------- ---------------- ------------- ---------- ----------------

Compensation of Directors

At present, the Company does not pay its directors for attending meetings of the Board of Directors, although the Company may adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 12, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 12, 2006, there were 8,731,245 shares of common stock issued and outstanding.

------------------------------ --------------------------------------- -------------------------- ---------------
       Title of Class           Name and Address of Beneficial Owner       Amount and Nature        Percent of
                                                                        of Beneficial Ownership       class
------------------------------ --------------------------------------- -------------------------- ---------------
------------------------------ --------------------------------------- -------------------------- ---------------
        Common Stock           Roderick Shand                                   35,000                 0.4
                               President/Chief Executive
                               Officer/Director
     ($0.001 par value)        Suite 440-375 Water Street
                               Vancouver, B.C. V6B 5C6
------------------------------ --------------------------------------- -------------------------- ---------------
------------------------------ --------------------------------------- -------------------------- ---------------
        Common Stock           Paul Bains                                       35,000                 0.4
                               Secretary
                               Officer/Director
     ($0.001 par value)        Suite 440-375 Water Street
                               Vancouver, B.C. V6B 5C6
------------------------------ --------------------------------------- -------------------------- ---------------
------------------------------ --------------------------------------- -------------------------- ---------------
                               Rene Hamouth
  Common Stock ($0.001 par     Director
           value)              Suite 440-375 Water Street                          0                    0
                               Vancouver, B.C. V6B 5C6
------------------------------ --------------------------------------- -------------------------- ---------------
------------------------------ --------------------------------------- -------------------------- ---------------
                               Ryan Hamouth                                     479,585                5.5
                               1717 Bayshore Drive
  Common Stock ($0.001 par     Apt  401
           value)              Vancouver, B.C. V6G 3H3
------------------------------ --------------------------------------- -------------------------- ---------------
                               Pia Athayde
        Common Stock           750 Kenaston Blvd Suite 204
     ($0.001 par value)        Winnipeg, Manitoba R3N 1Y3                       459,701                5.2
------------------------------ --------------------------------------- -------------------------- ---------------
                               Hamouth Family Trust
        Common Stock           2608 Finch Hill
      ($0.001par value)        West Vancouver, B.C. V7S 3H1                     810,000                9.2
------------------------------ --------------------------------------- -------------------------- ---------------
------------------------------ --------------------------------------- -------------------------- ---------------

------------------------------ --------------------------------------- -------------------------- ---------------
------------------------------ --------------------------------------- -------------------------- ---------------
        Common Stock           All officers and directors as a group            70,000                 0.8
     ($0.001 par value)
------------------------------ --------------------------------------- -------------------------- ---------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Roderick Shand, Company’s chief executive officer and chief financial officer and a director, is compensated $4,000.00 per month as per his employee agreement dated October 1, 2004.

Paul Bains, the Company’s secretary and a director, is compensated $3000.00 per month as per his employee agreement dated October 1, 2004.

During 2005, the Company issued a total of 35,000 shares of its common stock to Roderick Shand and for settlement of amounts owed to him totaling $48,000 under an employment agreement. The fair market value of the Company’s common stock on the date of settlement was $1.50 per share. The shares issued were recorded at their estimated fair value, which was less than the fair market value of the common stock on the date of settlement due to the restrictive nature of the common stock issued. No gain or loss was recognized by the Company due to this issuance.

During 2005, the Company issued a total of 35,000 shares of its common stock to Paul Bains and for settlement of amounts owed to him totaling $36,000 under an employment agreement. The fair market value of the Company’s common stock on the date of settlement was $1.50 per share. The shares issued were recorded at their estimated fair value, which was less than the fair market value of the common stock on the date of settlement due to the restrictive nature of the common stock issued. No gain or loss was recognized by the Company due to this issuance.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 27 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Peterson Sullivan LLC provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by Peterson Sullivan LLC for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $29,940 and $ 31,467 respectively.

Audit Related Fees

Peterson Sullivan LLC billed the Company no fees in each of 2005 and 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Peterson Sullivan LLC billed to the Company fees of $430 in 2005 and $2,172 in 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Peterson Sullivan LLC billed to the Company no fees in each of 2005 and 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Peterson Sullivan LLC as detailed above, were pre-approved by the Company’s board of directors. Peterson Sullivan LLC performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April 2006.

MangaPets Inc. /s/ Roderick Shand By: Roderick Shand Chief Executive, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roderick Shand Roderick Shand	Director	April 14, 2006
/s/ Paul Bains Paul Bains	Director	April 14, 2006
/s/ Rene Hamouth Rene Hamouth	Director	April 14, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(i)(d)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
3(i)(e)	*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
3(i)(f)	*	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
3(ii)	*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
10(i)	*	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)
10(ii)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(iii)	*	Employee Agreement dated April 30, 2004 between Newmark Ventures Inc. and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(iv)	*	Employee Agreement dated October 1, 2004 between Newmark Ventures Inc. and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(v)	*	Employee Agreement dated October 1, 2004 between Newmark Ventures Inc. and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vi)	*	Consulting Agreement dated October 1, 2004 between Newmark Ventures Inc. and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vii)	*	Portal Development Agreement dated July 15, 2005 between Newmark Ventures, Inc. and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005)
10(viii)	Attached	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc.
10(ix)	*	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
10(x)	Attached	Debt Settlement Agreement dated November 9, 2005 between the Company and Roderick Shand
10(xi)	Attached	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains.
14	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
31	Attached

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