Form 10QSB
period 2006-03-31
MANGAPETS, INC.
filed 2006-05-15
CIK 1066764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-27407

MANGAPETS, INC.

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

Yes     X              No

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 12, 2006 was 15,581,245.

PART I

FINANCIAL INFORMATION

 ITEM 1.           FINANCIAL STATEMENTS

As used herein, the terms “Company” refers to Mangapets, Inc. (formerly “Newmark Ventures, Inc.”), a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in the Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                          MANGAPETS, INC. AND SUBSIDIARY
                                         (Formerly Newmark Ventures Inc.)
                                           (a Development Stage Company)
                                            CONSOLIDATED BALANCE SHEET
                                                  March 31, 2006
                                                    (Unaudited)

              ASSETS
Current Assets
     Cash                                                                                 $                  4
     Prepaid expenses                                                                                    5,622
                                                                                              ------------------
              Total current assets                                                                       5,626
Website Development Costs                                                                              173,021
                                                                                              ------------------
                                                                                          $            178,647
                                                                                              ==================
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable and accrued expenses                                                $            771,005
     Accounts payable and accrued expenses, related parties                                             55,011
     Notes payable                                                                                      28,486
     Loans payable                                                                                      28,387
     Advances payable, related party                                                                    51,780
     Deferred revenue                                                                                   21,537
                                                                                              ------------------
                                                                                              ------------------
              Total current liabilities                                                                956,206
                                                                                              ------------------
Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 100,000,000 shares
        authorized; 8,731,245 shares issued and outstanding                                              8,731
     Common stock issuable; 37,500 shares                                                                   38
     Additional paid-in capital                                                                      8,238,495
     Accumulated deficit                                                                            (8,143,573)
     Deficit accumulated during the development stage                                                 (881,250)
                                                                                              ------------------
              Total stockholders' equity (deficit)                                                    (777,559)
                                                                                              ------------------
              Total liabilities and stockholders' equity (deficit)                        $            178,647
                                                                                              ==================

                     The accompanying notes are an integral part of these financial statements

                                          MANGAPETS, INC. AND SUBSIDIARY
                                         (Formerly Newmark Ventures Inc.)
                                           (a Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the three months ended March 31, 2006 and 2005 and the period from January 1, 2005
                               (the effective date of the development stage) to March 31, 2006.
                                                    (Unaudited)

                                                                                                          Cumulative During
                                                                                                           the Development
                                                                   2006                  2005                   Stage
                                                            -------------------    ------------------    --------------------
Revenues                                                     $               -      $              -      $                 -

Expenses
     General and administrative                                        126,090                54,265                 407,268
     Interest expense                                                      322                     -                     322
     Website planning costs                                                  -                     -                 144,406
     Impairment of website development costs                                 -                     -                 304,254
                                                            -------------------    ------------------    --------------------

              Loss from continuing operations                       (126,412)               (54,265)               (856,250)

Discontinued Operations
     Loss from operations of the discontinued component,
        Including impairment loss of $25,000 in 2005                         -                     -                (25,000)
                                                            -------------------    ------------------    --------------------
              Net Loss                                       $       (126,412)      $       (54,265)      $        (881,250)
                                                            ===================    ==================    ====================
Net Loss Per Share (Basic and Diluted)
     Continuing operations                                   $          (0.01)      $         (0.01)
     Discontinued operations                                            (0.00)                (0.00)
                                                            -------------------    ------------------
              Net Loss Per Share                             $          (0.01)      $         (0.01)
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

                                         MANGAPETS, INC. AND SUBSIDIARY
                                         (Formerly Newmark Ventures Inc.)
                                           (a Development Stage Company)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          For the three months ended March 31, 2006 and 2005 and the period from January 1, 2005
                               (the effective date of the development stage) to March 31, 2006.
                                                    (Unaudited)

                                                                                                                                                   Deficit
                                                                                                                                                 Accumulated
                                                                                                         Additional                              During the
                                                 Common Stock               Common Stock Issuable          Paid-in          Accumulated          Development
                                          ----------------------------    --------------------------
                                            Shares          Amount          Shares         Amount          Capital            Deficit               Stage              Total
                                          ------------    ------------    -----------    -----------    --------------    ----------------     ----------------     -------------
Balances, December 31, 2004                8,057,828   $       8,058         177,187  $         177  $      7,778,979  $     (8,143,573)    $               -    $      (356,359)
      Issuance of common stock for
         settlement of accrued expenses and debt
         January 2005                         31,500              32                                           13,968                                                     14,000
         August 2005                          44,730              45                                           74,505                                                     74,550
         September 2005                       45,000              45                                           29,955                                                     30,000
         November 2005                        70,000              70                                           83,930                                                     84,000
      Issuance of common stock for cash
         May 2005                             75,000              75                                           49,925                                                     50,000
         June 2005                                                            37,500             38            24,962                                                     25,000
         September 2005                       37,500              37                                           24,963                                                     25,000
      Issuance of common stock issuable
         May 2005                            177,187             177        (177,187)          (177)
      Issuance of common stock for
      services
         May 2005                             15,000              15                                           19,985                                                     20,000
         August 2005                           7,500               7                                            9,993                                                     10,000
         October 2005                          5,000               5                                            4,995                                                      5,000
         November 2005                        40,000              40                                           47,460                                                     47,500
         December 2005                        25,000              25                                           24,975                                                     25,000
      Net loss                                                                                                                                       (754,838)          (754,838)
                                          ------------    ------------    -----------    -----------    --------------    ----------------     ----------------     -------------
                                          ------------    ------------    -----------    -----------    --------------    ----------------     ----------------     -------------
Balances, December 31, 2005                8,631,245           8,631          37,500             38         8,188,595        (8,143,573)             (754,838)          (701,147)
Issuance of common stock and warrants for cash
         February 2006                       100,000             100                                           49,900                                                     50,000
      Net loss                                                                                                                                       (126,412)          (126,412)
                                          ------------    ------------    -----------    -----------    --------------    ----------------     ----------------     -------------
Balances, March 31, 2006                   8,731,245   $       8,731          37,500  $          38  $      8,238,495  $     (8,143,573)    $        (881,250)   $      (777,559)
                                          ============    ============    ===========    ===========    ==============    ================     ================     =============

                     The accompanying notes are an integral part of these financial statements

                                          MANGAPETS, INC. AND SUBSIDIARY
                                         (Formerly Newmark Ventures Inc.)
                                           (a Development Stage Company)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the three months ended March 31, 2006 and 2005 and the period from January 1, 2005
                               (the effective date of the development stage) to March 31, 2006.
                                                    (Unaudited)

                                                                          2006                  2005                   Cumulative
                                                                                                                       During the
                                                                                                                Development Stage
                                                                    ------------------    ------------------    ------------------
Cash Flows From Operating Activities
     Net loss                                                        $      (126,412)      $       (54,265)      $      (881,250)
     Adjustments to reconcile net loss to net cash flows
        from operating activities
        Impairment of license agreement                                            -                     -                25,000
        Impairment of website development costs                                    -                     -               304,254
        Issuance of common stock for services                                      -                     -                78,889
        Changes in operating assets and liabilities
            Prepaid expenses                                                    (501)                    -                (5,622)
            Accounts payable and accrued expenses                             59,873                40,546               286,954
            Deferred revenue                                                       -                     -                21,537
                                                                    ------------------    ------------------    ------------------

            Net cash flows from operating activities                         (67,040)              (13,719)             (170,238)
                                                                    ------------------    ------------------    ------------------

Cash Flows From Investing Activities
     Website development costs                                                (2,217)                    -               (11,801)
                                                                    ------------------    ------------------    ------------------

              Net cash flows from investing activities                        (2,217)                    -               (11,801)
                                                                    ------------------    ------------------    ------------------
 Cash Flows From Financing Activities
     Payments on notes payable                                                     -                     -               (33,442)
     Proceeds from notes payable                                              12,143                 8,267                31,210
     Proceeds from advances payable                                                -                     -                27,855
     Proceeds from issuance of common stock and
         Warrants                                                             50,000                     -               150,000
                                                                    ------------------    ------------------    ------------------
              Net cash flows from financing activities                        62,143                 8,267               175,623
                                                                    ------------------    ------------------    ------------------
              Net increase (decrease) in cash                                 (7,114)               (5,452)               (6,416)
Cash, beginning of period                                                      7,118                 6,420                 6,420
                                                                    ------------------    ------------------    ------------------
Cash, end of period                                                  $                     $                     $
                                                                                   4                   968                     4
                                                                    ==================    ==================    ==================

o        Cash  payments of $322 were made for interest in the three  months  ended March 31, 2006.  No cash was paid for interest in 2005.
o        No cash payments for income taxes were made in the three months ended March 31, 2006 or in 2005.
o        There were no shares issued in settlement of accrued  expenses during the three months ended March 31, 2006.  During the three months ended March 31, 2005, the Company issued 21,000 shares in settlement of $14,000 in accrued expenses.

                     The accompanying notes are an integral part of these financial statements

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Going Concern

Organization

MangaPets, Inc. and Subsidiary (the “Company”) (formerly Newmark Ventures, Inc.) (a development stage company) was incorporated in March 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In early 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company’s cash dispenser operations were considered discontinued. Since this was the Company’s only operating component, the Company re-entered the development stage as of January 1, 2005. There are no assets or liabilities associated with this business component as of December 31, 2005 and March 31, 2006.

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

In addition to completing the MangaPets web portal, the Company intends to establish a UK based subsidiary company which will pursue acquisitions in the gaming sector. The UK subsidiary will embark on an aggressive strategy to acquire internet casino, sportbook and on-line poker properties.

Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $126,412 in the period ended March 31, 2006. Further, the Company has a net deficiency in capital of $777,559 as of March 31, 2006, and has virtually no working capital. These factors raise concerns about the Company’s ability to continue as a going concern.

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

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions in Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Investments in entities where the Company owns at least a 20% interest, but does not have control, are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the three months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies — continued

Recently Adopted Accounting Standards

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Note 3. Software and Website Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, will be expensed as incurred. The costs of website development, during the planning state, as defined under Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs,” will also be expensed as incurred.

Computer software and website development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and website content, payroll, and interest costs, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Software and Website Development Costs — continued

The Company has capitalized $173,021 in software and website development costs to date. Because the website is not yet operational, no estimated useful life has been determined and these costs are not being amortized as of yet. Costs to be incurred when the website and related software are in the operating stage will be expensed as incurred.

The Company is currently under contractual commitment to Sygenics Interactive, Inc. (“Sygenics”), a developer of advanced information management technology, for the design, development and deployment of their interactive web portal. The agreement entered into with Sygenics has a twelve month term with an initial payment due on execution and successive monthly payments due over the contract term which are tied to the achievement of certain developmental milestones. The Company is contractually obligated to pay an aggregate amount of $1,320,000 Canadian Dollars (US$1,130,941 at March 31, 2006) over the term of the agreement, of which approximately US$437,428 has been incurred through March 31, 2006. Hardware and software costs are not included in this amount and are to be paid separately by the Company.

In the first quarter of 2006, a dispute arose between the Company and Sygenics. The work of Sygenics is currently suspended and the Company is in negotiations to invalidate the contract and reach a settlement for a discount of the remaining amounts due. As of March 31, 2006, the Company has recorded an obligation to Sygenics of $437,428 (which is included in accounts payable and accrued expenses) representing the full amount due under the contract as of March 31, 2006. The Company is of the opinion that the related capitalized website costs as of March 31, 2006 are greater than the fair value of the website at that date. An impairment loss of $304,254 was recognized in 2005 to reduce the capitalized website costs to their estimated fair value of $170,804 at December 31, 2005. The Company plans to attempt to negotiate the contractual amounts due to Sygenics to an amount representing this estimated fair value of the website. The Company plans to enter into an agreement with another website developer to complete the web portal.

Note 4. License Agreement

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

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Payable

       Note payable to a company,  due on demand,  including interest at 6% accrued
       monthly, unsecured                                                                  $ 20,000

       Note  payable to an  individual,  due on demand,  including  interest  at 6%
       accrued monthly, secured by all assets and revenues of the Company                     7,000

       Note payable to a company,  due on demand,  including interest at 6% accrued
       monthly, secured by all assets and revenues of the Company                             1,486
                                                                                          -------------------

                                                                                           $ 28,486
                                                                                          ===================

Note 6. Capital Stock

During the three month period ended March 31, 2006, the Company completed the sale of two investment units (“unit” or “units”), yielding gross proceeds to the Company of $50,000. Each unit consists of 50,000 shares of common stock, par value $.001 and one warrant. The warrant entitles the holder to purchase 50,000 shares of common stock on or before February 27, 2007 at an exercise price of $.75 per share.

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 8,670,134 and 8,079,178 for the three month periods ended March 31, 2006 and 2005, respectively. Warrants and debt convertible into common shares were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive due to the Company’s net losses. For purposes of earnings per share computations, shares associated with common stock issuable are included as outstanding as of the date of the receipt of cash for the shares.

Warrants

At March 31, 2006, there are warrants outstanding to purchase 490,000 shares of the Company’s common stock at prices ranging from $.75 to $2.00 per share. The warrants were exercisable on issuance and expire at various dates from May 2006 through September 2007.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Capital Stock

Stock Splits

On December 14, 2004, the Board of Directors authorized a one-for-four reverse stock split of the common stock of the Company. Par value of the common stock remained $.001. The Company transferred $10,980 to additional paid-in capital from common stock and common stock issuable in 2004, representing the aggregate par value of the shares redeemed under the reverse stock split. The effect of the reverse stock split has been recognized in all share and per share amounts for all periods presented in these consolidated financial statements.

On March 14, 2005, the Board of Directors authorized a three-for-two stock split of the common stock of the Company. Par value of the common stock remained $.001. The Company transferred $1,830 to common stock and common stock issuable from additional paid-in capital in 2004, representing the aggregate par value of the shares issued under the stock split. The effect of the stock split has been recognized in all share and per share amounts for all periods presented in these consolidated financial statements.

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

Note 8. Loans and Advances Payable

The Company had various loans payable at March 31, 2006, all of which are unsecured and due on demand and bear interest at 12%.

The Company has advances payable to a company owned by a stockholder of the Company. The advances were provided for short-term cash needs of the Company and are due on demand. The advances do not bear interest.

Note 9. Related Party Transactions

During 2005, the Company issued a total of 70,000 shares of its common stock to two officers and directors of the Company for settlement of amounts owed to them totaling $84,000 under employment agreements. The fair market value of the Company’s common stock on the date of settlement was $1.50 per share. The shares issued were recorded at their estimated fair value, which was less than the fair market value of the common stock on the date of settlement due to the restrictive nature of the common stock issued. No gain or loss was recognized by the Company due to this issuance. There have been no such transactions during the three month period ended March 31, 2006.

During the three month periods ended March 31, 2006 and 2005, the Company incurred approximately $13,000 and $12,300, respectively, for consulting services to a stockholder which is included in general and administrative expenses.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Legal Proceedings

In October 2000, a former employee of the Company filed a claim asking for approximately CDN$22,600 (US$19,363 at March 31, 2006) for unpaid expenses and salary and vacation pay, and CDN$40,000 (US$34,271 at March 31, 2006) in general damages based upon a claim of unreasonable termination of employment. The Company’s management is of the opinion that the claims are without merit and the Company has not been contacted by the former employee since 2000, so the consolidated financial statements do not include a liability for this claim.

On January 5, 2005, Integrity Securities, LLC (the “Claimant”) initiated an arbitration action over the terms of a Financial Consulting Services Agreement (the “Agreement”), dated December 6, 2002. The purpose of the arbitration was to determine whether the 250,000 shares issued to the Claimant pursuant to the Agreement could be cancelled for failure to provide consulting services. On February 16, 2006, the International Centre for Dispute Resolution provided the Company with a copy of the Award of Arbitrator in the matter with the Claimant, which concluded that (a) the Claimant was owed nothing on any of its claims against the Company, (b) that we were entitled to cancel and rescind the issuance of certain shares to the claimant, and (c) that each side would bear its own attorney fees.

Note 11. Contingent Liability

In addition to the $437,428 account payable recorded to Sygenics as of March 31, 2006, there are additional amounts aggregating $285,000 that were invoiced during the three month period. As the work of Sygenics has been suspended, the Company does not feel the charges are valid. The consolidated financial statements do not include a liability for this claim.

MANGAPETS, INC. AND SUBSIDIARY

(Formerly Newmark Ventures Inc.)

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Subsequent Events

On April 21, 2006, Paul Bains resigned as the Company’s Secretary and as a Director.

On April 29, 2006, the Company issued 100,000 shares to Kent Carasquero (a related party) as a bonus for providing services to the Company.

On April 30, 2006, the Company issued 500,000 shares to Brantridge Holdings, Ltd. For providing services in relation to European ventures.

On May 2, 2006, Roderick Shand resigned as the Company’s President and remains a Director.

On May 2, 2006, Rene Hamouth was appointed as the Company’s interim President and Chief Financial Officer and was issued 2,500,000 shares as a signing bonus.

On May 2, 2006, Paul Weinstock was appointed as a Director of the Company and was issued 937,500 shares as a signing bonus.

On May 2, 2006, Brian Woods was appointed as a Director of the Company and was issued 937,500 shares as a signing bonus.

On May 2, 2006, Joseph LaCascia was appointed as a Director of the Company and was issued 1,875,000 shares as a signing bonus.

On May 2, 2006, Ryan Hamouth was appointed as a Director of the Company. Ryan Hamouth is the son of Rene Hamouth who is currently a director and the newly appointed chief executive officer and chief financial officer of the Company.

ITEM 2.           MANAGEMENTS PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB, and 8-K filed with the Securities and Exchange Commission.

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

In addition to completing the “Manga” themed web portal the Company intends to establish a U.K. based subsidiary company which will pursue acquisitions in the gaming sector. The U.K. subsidiary will embark on an aggressive strategy to acquire internet casino, sportbook and on-line poker properties.

Current Operations

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

Plan of Operations

During the next twelve months, the Company intends to continue its attempts to develop an interactive web portal and is now in the process of establishing a UK based subsidiary company which will pursue acquisitions in the gaming sector. The UK subsidiary will embark on an aggressive strategy to acquire internet casino, sport-book and on-line poker properties.

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

Results of Operations

Revenue

During the three month period ended March 31, 2006, the Company focused on the development of the MangaPets web portal.

The Company, as of March 31, 2006, is in the development stage and is yet to realize revenues. The Company does not expect to realize revenues before the completion of the first stage of its interactive web portal.

The Company expects to continue to operate at a loss through fiscal 2006 and may continue to operate at a loss until the web portal defined fully operational. Further, due to the developmental nature of its business operations, the Company cannot determine whether it will ever generate revenues from operations.

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to March 31, 2006, the Company recorded an operating loss of $881,250. The majority of the Company’s operating losses are attributable to general and administrative expenses of $407,268 and website planning costs in connection with the development of the web portal $144,406. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company has made $173,021 in capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to March 31, 2006 in connection with the development of the web portal.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $5,626 and total assets of $178,647 as of March 31, 2006. These assets consist of cash on hand of $4, $5,622 in prepaid expenses and $173,021 credited to the value of the computer software developed and obtained for the purposes of developing the Company’s website. Net stockholders deficiency in the Company was $777,559 at March 31, 2006.

Cash flow used in operating activities was $67,040 for the three month period ended March 31, 2006 as compared to cash flow used in operating activities of $13,719 for the three month period ended March 31, 2005. The increase of cash flow used in operating activities was due in large part to the increase in net losses.

Cash flow used in investing activities was $2,217 for the three month period ended March 31, 2006 as compared to cash flow provided by investing activities of $0 for the three month period ended March 31, 2005. The increase was related to the investment in the development of the Company’s website.

Cash flow provided from financing activities was $62,143 for the three month period ended March 31, 2006 as compared to cash flow provided from financing activities of $8,267 for the three month period ended March 31, 2005. Funds realized from financing activities in the current three month period can be attributed primarily to the sale of our common stock.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. Website development costs associated with the completion of the web portal alone exceed current assets. The Company will have to seek debt or equity financing to fund costs attendant to the “Manga” themed project and plans to pursue gaming opportunities in the UK, in addition to obtaining sufficient capital to meet operating expenses. However, the Company has no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. Although, the Company’s major shareholders would be the most likely source of new funding in the form of debt or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise.

Should the Company be unsuccessful in completing debt or equity placements in connection with the obligations created by its Agreement with the developer, both the anticipated development of the “Manga” inspired online virtual pet portal/website and the intended introduction to the UK gaming sector may not be realized. Accordingly, the Company’s inability to obtain funding would have a material adverse effect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company has no defined benefit plan with any of its officers or directors.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005 and in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Company discusses those accounting policies that are considered to be critical in determining the results of operations and its financial position. We believe that the accounting principles it uses conform to accounting principles generally accepted in the United States of America.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

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
o        general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors”. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Going Concern

The Company’s auditors have modified their report on the Company’s 2005 financial statements to indicate that there is substantial doubt as to the Company’s ability to continue as a going concern as a result of a net loss of $754,838 and $224,152 in 2005 and 2004, respectively, a discontinuation of its only operating component as of December 31, 2004, and a net deficiency in capital of $701,147 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On January 5, 2005, Integrity Securities, LLC (the “Claimant”) initiated an arbitration action over the terms of a Financial Consulting Services Agreement (the “Agreement”), dated December 6, 2002. The purpose of the arbitration was to determine whether the 250,000 shares issued to the Claimant pursuant to the Agreement could be cancelled for failure to provide consulting services. On February 16, 2006, the International Centre for Dispute Resolution provided the Company with a copy of the Award of Arbitrator in the matter with the Claimant, which concluded that (a) the Claimant was owed nothing on any of its claims against the Company, (b) that we were entitled to cancel and rescind the issuance of certain shares to the claimant, and (c) that each side would bear its own attorney fees.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES

On February 23, 2006, the Company completed the sale of one investment unit (“Unit”) to Leona Hamouth a resident of West Vancouver, British Columbia, yielding gross proceeds to the Company of $25,000. A Unit consists of 50,000 shares of common stock, par value $0.001, and a warrant to purchase 50,000 shares of common stock on or before February 27, 2007 at an exercise price of $0.75 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the U.S. Securities and Exchange Commission (“Commission”) pursuant to the Securities Act of 1933, as amended (“Securities Act”).

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

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

On February 27, 2006, the Company completed the sale of one investment unit (“Unit”) to Jinder Berar a resident of Richmond British Columbia, yielding gross proceeds to the Company of $25,000. A Unit consists of 50,000 shares of common stock, par value $0.001, and a warrant to purchase 50,000 shares of common stock on or before February 27,2007 at an exercise price of $0.75 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

On April 29, 2006, the Company issued 100,000 shares of common stock, par value $0.001, to Kent Carasquero, a related party, as a bonus for providing services to the Company. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock as a bonus for providing services to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

On April 30, 2006, the Company issued 500,000 shares of common stock, par value $0.001, to Brantridge Holdings, Ltd. for providing services in relation to European ventures. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

On May 2, 2006, the Company authorized the issuance of 2,500,000 shares of common stock, par value $0.001, to Rene Hamouth as consideration for acting as the Company’s chief executive officer and chief financial officer. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

On May 2, 2006, the Company authorized the issuance of 937,500 shares of common stock, par value $0.001, to Paul Weinstock as consideration for joining the Company’s board of directors. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

On May 2, 2006, the Company authorized the issuance of 937,500 shares of common stock, par value $0.001, to Brian Woods as consideration for joining the Company’s board of directors. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

On May 2, 2006, the Company authorized the issuance of 1,875,000 shares of common stock, par value $0.001, to Joseph LaCascia as consideration for joining the Company’s board of directors. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock and warrants were issued was a non-U.S. person with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2006.

/s/ Rene Hamouth

By: Rene Hamouth

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(i)(d)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
3(i)(e)	*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
3(i)(f)	*	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
3(ii)	*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
10(i)	*	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)
10(ii)	*	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(iii)	*	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
10(iv)	*	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(v)	*	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vi)	*	Consulting Agreement dated October 1, 2004 between the Company and Mr.Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vii)	*	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005)
10(viii)	*	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006)
10(ix)	*	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
10(x)	*	Debt Settlement Agreement dated November 9,2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17,2006)
10(xi)	*	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006)
14	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
31	Attached

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