Form 10QSB
period 2006-06-30
MANGAPETS, INC.
filed 2006-09-18
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________________ to __________________.

Commission file number: 000-27407

MANGAPETS, INC.
(Formerly “Newmark Ventures, Inc.”)
(Exact name of small business issuer as specified in its charter)

DELAWARE	98-0187705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2608 Finch Hill , Vancouver, B.C., Canada V7S 3H1
(Address of principal executive office) (Postal Code)

(604) 921-2800
(Registrant’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the E xchange Act).
Yes [X]  No [   ]

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value
(the only class of voting stock), as of June 30, 2006 was 15,656,245.

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

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

June 30
2006
(Unaudited)
$

ASSETS

Current Assets
Cash	402
Prepaid expenses	3,122

Total current assets	3,524

Website Development Costs	173,021

Total Assets	$176,545

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	810,475
Accounts payable and accrued expenses, related parties	62,843
Notes payable	31,797
Loans payable	31,060
Advances payable, related party	51,780
Deferred revenue	21,537

Total current liabilities	1,009,492

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares
authorized; 15,156,245 shares issued and outstanding	15,156
Common stock issuable; 37,500 shares	38
Additional paid-in capital	15,995,445
Accumulated deficit	(8,143,573)
Deficit accumulated during the development stage	(8,700,013)

Total Stockholders Deficit	(832,947)

Total Liabilities and Stockholders Deficit	$176,545

The accompanying notes are an integral part of these financial statements.

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005 and for the Period
From January 1, 2005 (the effective date of the development stage) to June 30, 2006
(unaudited)

	Three Months Ended		Six Months Ended
					Cumulative
					During the
	30 June	30 June	June 30	June 30	Development
	2006	2005	2006	2005	Stage

Revenues	-	-	-	-	-

Expenses
General and administrative	$7,810,859	$93,688	$7,936,949	$147,953	$8,218,127
Interest expense	7,904	-	8,226	-	8,226
Website planning costs	-	139,406	-	139,406	144,406
Impairment of website development
costs	-	-	-	-	304,254

Loss from continuing operations	7,818,763	233,094	7,945,175	287,359	8,675,013

Discontinued Operations
Loss from operations of the
discontinued component, including
impairment loss of $25,000 in 2005
	-	-	-	-	25,000

Net Loss	$(7,818,763)	$(233,094)	$(7,945,175)	$(287,359)	$(8,700,013)

Net Loss Per Share (Basic and Diluted)
Continuing operations	$(0.60)	$(0.03)	$(0.73)	$(0.04)

Weighted Average Shares	13,006,65	8,265,9	10,869,02	8,172,677

The accompanying notes are an integral part of these financial statements.

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three and Six Months Ended June 30, 2006 and 2005 and for the Period
From January 1, 2005 (the effective date of the development stage) to June 30, 2006

							Deficit
							Accumulated
					Additional		During the
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
		$		$	$	$	$	$
Balances, December 31, 2004	8,057,828	$8,058	$177,187	$177	$7,778,979	$(8,143,573)	$-	$(356,359)
Issuance of common stock for
settlement of accrued expenses and debt
January 2005	31,500	32	-	-	13,968	-	-	14,000
August 2005	44,730	45	-	-	74,505	-	-	74,550
September 2005	45,000	45	-	-	29,955	-	-	30,000
November 2005	70,000	70	-	-	83,930	-	-	84,000
Issuance of common stock for cash
May 2005	75,000	75	-	-	49,925	-	-	50,000
June 2005	-	-	37,500	38	24,962	-	-	25,000
September 2005	37,500	37	-	-	24,963	-	-	25,000
Issuance of common stock issuable
May 2005	177,187	177	(177,187)	(177)	-	-	-	-
Issuance of common stock for services
May 2005	15,000	15	-	-	19,985	-	-	20,000
August 2005	7,500	7	-	-	9,993	-	-	10,000
October 2005	5,000	5	-	-	4,995	-	-	5,000
November 2005	40,000	40	-	-	47,460	-	-	47,500
December 2005	25,000	25	-	-	24,975	-	-	25,000
Net loss							(754,838)	(754,838)
Balances, December 31, 2005	8,631,245	8,631	37,500	38	8,188,595	(8,143,573)	(754,838)	(701,147)

The accompanying notes are an integral part of these financial statements.

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three and Six Months Ended June 30, 2006 and 2005 and for the Period From January 1, 2005
(the effective date of the development stage) to June 30, 2006
(Unaudited)

	Common Stock		Common Stock Issuable				Deficit
							Accumulated
					Additional		During the
					Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
		$		$	$	$	$	$
Issuance of common stock and warrants for cash
February 2006	100,000	100	-	-	49,900	-	-	50,000
Issuance of common stock for services
May 2006	75,000	75	-	-	90,675	-	-	90,750
Issuance of common stock for bonus
April 2006	100,000	100	-	-	91,900	-	-	92,000
May 2006	6,250,000	6,250	-	-	7,574,375	-	-	7,580,625
Net loss	-	-	-	-	-	-	(7,945,175)	(7,945,175)
Balances, June 30, 2006	15,156,245	$15,156	37,500	$38	$15,995,445	$(8,143,573)	$(8,700,013)	$(832,947)

The accompanying notes are an integral part of these financial statements.

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2006 and 2005 and for the Period
From January 1, 2005 (the effective date of the development stage) to June 30, 2006

	Three Months Ended		Six Months Ended
					Cumulative
					During the
	June 30	June 30	June 30	June 30	Development
	2006	2005	2006	2005	Stage
	$	$	$	$	$
Cash Flows From Operating Activities
Net loss	(7,818,763)	(233,094)	(7,945,175)	(287,359)	(8,700,013)
Adjustments to reconcile net loss to net
cash flows
Accrued interest	2,673	-	2,673	-	2,673
Impairment of license agreement	-	-	-	-	25,000
Impairment of website development
costs	-	-	-	-	304,254
Issuance of common stock for services	90,750	-	90,750	-	169,639
Issuance of common shares for bonus	7,672,625	-	7,672,625	-	7,672,625
Changes in operating assets and
liabilities
Prepaid expenses	2,500	-	1,999	-	(3,122)
Accounts payable and accrued
expenses	47,302	147,315	95,393	187,861	322,474
Deferred revenue	-	-	-	-	21,537
Net cash used in operating activities	(2,913)	(85,779)	(81,735)	(99,498)	(184,933)

Cash Flows from Investing Activities
Website development costs	-	-	(2,217)	-	(11,801)

Cash Flows from Financing
Activities
Payments on notes payable	3,311	-	3,311	-	(30,131)
Proceeds from notes payable	-	10,000	-	18,267	19,067
Proceeds from advances payable	-	-	23,925	-	51,780
Proceeds from issuance of common
stock and warrants	-	75,000	50,000	75,000	150,000
Net cash provided by financing	3,311	85,000	77,236
activites				93,267	190,716

Net increase (decrease) in cash	398	(779)	(6,716)	(6,231)	(6,018)

Cash, beginning of period	4	968	7,118	6,420	6,420

Cash, end of period	402	189	402	189	402

Supplemental non-cash transactions:

  During the six months ended June 30, 2005, the Company issued 31,500 shares in settlement of $14,000 in accrued expenses.

The accompanying notes are an integral part of these financial statements

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Going Concern

Organization

MangaPets, Inc. and Subsidiary (the “Company”) (formerly Newmark Ventures, Inc.) (a development stage company) was incorporated in March 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In early 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company's desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company's cash dispenser operations were considered discontinued. Since this was the Company's only operating component, the Company re-entered the development stage as of January 1, 2005. There are no assets or liabilities associated with the discontinued business component as of December 31, 2005 and June 30, 2006.

On May 5, 2006, the Board of Directors made the decision to relegate Mangapets to a back seat position to its acquisition of internet gaming sites. As such, the board approved a resolution authorizing a change in the Company’s name from MangaPets, Inc. to Global Corporations Inc. The Company intends to seek shareholder approval to amend the Company’s certificate of incorporation to reflect the name change as well as approval to consolidate the Company’s issued and outstanding common shares on a two (2) old common shares to one (1) new common share basis. The company intends to continue to develop the Mangapets site at the appropriate time in the future.

On May 16, 2006, the Company announced that it had entered into an agreement to purchase 100% of the assets from a limited liability company organized and incorporated under the laws of the Netherlands Antilles, with the exception of one copy of the vendor’s source code used to operate a processing and marketing engine, for an aggregate purchase price of $8,000,000. After completing due diligence and reviewing other internet gaming opportunities, the Company has determined that it can deploy its funds more profitably elsewhere in the gaming industry.

Going Concern

As shown in the consolidated financial statements, the Company incurred a net loss of $7,945,175 for the period ended June 30, 2006. Further, the Company has a net deficiency in capital of $832,947 as of June 30, 2006, and has virtually no working capital. These factors raise concerns about the Company's ability to continue as a going concern.

The Company has not discontinued the development of an interactive web portal but is looking for other businesses to acquire as well. It will need additional working capital to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon engaging in active business operations which produce adequate cash flow and obtaining additional sources of working capital. Management is presently engaged in seeking additional working capital from debt and equity funding and plans to invest in other businesses, likely in the gaming sector, with funds obtained. However, if its efforts are unsuccessful, the Company may have to cease operations.

The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Since the Company did not issue stock options to employees during the six months ended June 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Accounting Standards, continued

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

The Company is currently under contractual commitment to Sygenics Interactive, Inc. (“Sygenics”), a developer of advanced information management technology, for the design, development and deployment of their interactive web portal. The agreement entered into with Sygenics has a twelve month term with an initial payment due on execution and successive monthly payments due over the contract term which are tied to the achievement of certain developmental milestones. The Company is contractually obligated to pay an aggregate amount of $1,320,000 Canadian Dollars (US$1,130,941 at June 30, 2006) over the term of the agreement, of which approximately US$437,428 has been incurred through June 30, 2006. Hardware and software costs are not included in this amount and are to be paid separately by the Company.

In the first quarter of 2006, a dispute arose between the Company and Sygenics. The work of Sygenics is currently suspended and the Company is in negotiations to invalidate the contract and reach a settlement for a discount of the remaining amounts due. As of June 30, 2006, the Company has recorded an obligation to Sygenics of $437,428 (which is included in accounts payable and accrued expenses) representing the full amount due under the contract as of June 30, 2006. The Company is of the opinion that the related capitalized website costs as of June 30, 2006 are greater than the fair value of the website at that date. An impairment loss of $304,254 was recognized in 2005 to reduce the capitalized website costs to their estimated fair value of $170,804 at December 31, 2005. The Company plans to attempt to negotiate the contractual amounts due to Sygenics to an amount representing this estimated fair value of the website. The Company plans to enter into an agreement with another website developer to complete the web portal.

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 5. Notes Payable

Note payable to a company, due on demand, including interest at 6% accruedmonthly, unsecured	$21,879
Note payable to an individual, due on demand, including interest at 6% accrued
monthly, secured by all assets and revenues of the Company	7,919
Note payable to a company, due on demand, including interest at 6% accrued
monthly, secured by all assets and revenues of the Company	1,999

$31,797

Note 6. Capital Stock

During the six month period ended June 30, 2006, the Company completed the sale of two investment units (“unit” or “units”), yielding gross proceeds to the Company of $50,000. Each unit consists of 50,000 shares of common stock, par value $.001 and one warrant. The warrant entitles the holder to purchase 50,000 shares of common stock on or before February 27, 2007 at an exercise price of $.75 per share.

In April, 100,000 shares were issued to management of the Company as a bonus.

In May, the 6,250,000 shares were issued to certain directors and officers of the Company as a signing bonus. A total of 6,250,000 shares were issued as follows:

Rene Hamouth – President, CEO and CFO	2,500,000
Paul Weinstock – Director	937,500
Brian Wood – Director	937,500
Joseph LaCascia	1,875,000
6,250,000

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also in May, 75,000 shares were issued to two former consultants to the Company in consideration for investor relations services provided to the Company. These shares were valued at $90,750.

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 13,006,657 and 8,265,945 for the three month periods ended June 30, 2006 and 2005, respectively and 10,869,021 and 8,172,677 for the six month periods ended June 30, 2006 and 2005, respectively. Warrants and debt convertible into common shares were not included in the computation of diluted earnings per share for all periods presented because their effect was anti-dilutive due to the Company’s net losses. For purposes of earnings per share computations, shares associated with common stock issuable are included as outstanding as of the date of the receipt of cash for the shares.

Warrants

At June 30, 2006, there are warrants outstanding to purchase 265,000 shares of the Company's common stock at prices ranging from $.75 to $2.00 per share. The warrants were exercisable on issuance and expire at various dates from May 2006 through September 2007.

Warrants

Balance, December 31, 2005	390,000

Issued	100,000
Exercised	0
Expired	225,000

Balance, June 30, 2006	265,000

Note 8. Loans and Advances Payable

The Company had various loans payable of $31,060 at June 30, 2006, all of which are unsecured and due on demand and bear interest at 12%.

The Company has advances payable of $51,780 to a company owned by a stockholder of the Company. The advances were provided for short-term cash needs of the Company and are due on demand. The advances do not bear interest.

Note 9. Related Party Transactions

During the six month periods ended June 30, 2006 and 2005, the Company incurred cost of approximately $22,247 and $24,233, respectively, for consulting services to a stockholder which is included in general and administrative expenses. Additionally, the Company issued shares to certain directors and officers during the six month period which had a value of $7,580,625. This amount is included in general and administrative expenses.

MANGAPETS, INC. AND SUBSIDIARY
(Formerly Newmark Ventures Inc.)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Legal Proceedings

In October 2000, a former employee of the Company filed a claim asking for approximately CDN$22,600 (US$19,363 at June 30, 2006) for unpaid expenses and salary and vacation pay, and CDN$40,000 (US$34,271 at June 30, 2006) in general damages based upon a claim of unreasonable termination of employment. The Company's management is of the opinion that the claims are without merit and the Company has not been contacted by the former employee since 2000, so the consolidated financial statements do not include a liability for this claim.

On January 5, 2005, Integrity Securities, LLC (the “Claimant”) initiated an arbitration action over the terms of a Financial Consulting Services Agreement (the “Agreement”), dated December 6, 2002. The purpose of the arbitration was to determine whether the 250,000 shares issued to the Claimant pursuant to the Agreement could be cancelled for failure to provide consulting services. On February 16, 2006, the International Centre for Dispute Resolution provided the Company with a copy of the Award of Arbitrator in the matter with the Claimant, which concluded that (a) the Claimant was owed nothing on any of its claims against the Company, (b) that we were entitled to cancel and rescind the issuance of certain shares to the claimant, and (c) that each side would bear its own attorney fees. As of June 30, 2006 the company has not cancelled the shares and they are included as common shares outstanding.

Note 11. Contingent Liability

In addition to the $437,428 account payable recorded to Sygenics as of June 30, 2006, there are additional amounts aggregating $285,000 that were invoiced during the three month period. As the work of Sygenics has been suspended, the Company does not feel the charges are valid. The consolidated financial statements do not include a liability for this claim.

ITEM 2.                MANAGEMENTS PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the period ended June 30, 2006. Our fiscal year end is December 31.

Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB, and 8-K filed with the Securities and Exchange Commission.

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

In addition to completing the “Manga” themed web portal, the Company intends to establish a U.K. based subsidiary company which will pursue acquisitions in the gaming sector. The U.K. subsidiary will embark on an aggressive strategy to acquire internet on-line casino, sportbook and on-line poker properties.

Current Operations

After the signing of a letter of intent on April 14, 2005, the Company entered into a Portal Development Agreement (“Agreement”) on July 15, 2005 with Sygenics Interactive Inc., (“Sygenics”), a developer of advanced information management technology located in Montreal, Quebec, Canada, and an authorized licensee of Sygenics Inc. The Agreement provided for the design, development and deployment of an online virtual pet portal/website with highly interactive two-dimensional graphical interfaces and a powerful multi-layered back end engine to enable the building of a worldwide virtual community.

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

The Company is also currently attempting to aquire internet gaming sites.

The MangaPets web portal

The portal will contain games, merchandizing, and activities inspired by the “Manga” theme. The term “Manga” has come to describe Japanese comic books and animated cartoons Included on the site will be:

1	interactive, engaging, and interesting Manga inspired characters, pets, species and avatars who the users will be able to identify;
2	games and situations where users can accumulate virtual points which they can use to trade with other users or exchange for items for their pets, species or avatars;
3	several different settings or environments which blend and join together to create one complete community or world through which users can traverse;
4	storylines and narratives, names and profiles for the characters, names and descriptions for the different environments;
5

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

6	an integrated back end e-commerce engine that will allow for the merchandising and licensing of products associated with the site; and
7	Japanese, Chinese, Korean, French, Spanish, German, Italian and Portuguese translations of the site content.

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

Results of Operations

Revenue

During the six month period ended June 30, 2006, the Company focused on the development of the MangaPets web portal.

The Company, as of June 30, 2006, is in the development stage and is yet to realize revenues. The Company does not expect to realize revenues before the completion of the first stage of its interactive web portal.

The Company expects to continue to operate at a loss through fiscal 2006 and may continue to operate at a loss until the web portal defined fully operational. Further, due to the developmental nature of its business operations, the Company cannot determine whether it will ever generate revenues from operations.

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to June 30, 2006, the Company recorded an operating loss of $8,700,013. The majority of the Company’s operating losses are attributable to general and administrative expenses of $8,218,127 and website planning costs in connection with the development of the web portal $144,406. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Capital Expenditures

The Company has made $173,021 in capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to June 30, 2006 in connection with the development of the web portal.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $3,524 and total assets of $176,545 as of June

30, 2006. These assets consist of cash on hand of $402, $3,122 in prepaid expenses and $173,021 of computer software developed and obtained for the purposes of developing the Company’s website. Net stockholders deficiency in the Company was $832,947 at June 30, 2006.

Cash flow used in operating activities was $81,735 for the three month period ended June 30, 2006 as compared to cash flow used in operating activities of $99,498 for the three month period ended June 30, 2005. The decrease of cash flow used in operating activities was due in large part to the increase in net losses.

Cash flow used in investing activities was $2,217 for the six month period ended June 30, 2006 as compared to cash flow provided by investing activities of $0 for the six month period ended June 30, 2005. The increase was related to the investment in the development of the Company’s website.

Cash flow provided from financing activities was $77,236 for the six month period ended June 30, 2006 as compared to cash flow provided from financing activities of $93,267 for the six month period ended June 30, 2005. Funds realized from financing activities in the current six month period can be attributed primarily to the sale of our common stock and proceeds from advances.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve months. Website development costs associated with the completion of the web portal alone exceed current assets. The Company will have to seek debt or equity financing to fund costs attendant to the “Manga” themed project and plans to pursue gaming opportunities in the UK, in addition to obtaining sufficient capital to meet operating expenses. However, the Company has no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. Although, the Company’s major shareholders would be the most likely source of new funding in the form of debt or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise.

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

1	our ability to successfully implement our business strategies;
2	the success or failure of our the business opportunities that we are pursuing;
3	our anticipated financial performance;
4	the sufficiency of existing capital resources;
5	our ability to raise additional capital to fund cash requirements for future operations;
6	uncertainties related to the Company’s future business prospects;
7	the ability of the Company to generate revenues to fund future operations;
8	changes in the laws and government regulations applicable to us;
9	the volatility of the stock market and;
10	general economic conditions.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $8,898,411 at December 31, 2005. During fiscal 2005, we recorded a net loss of $754,838. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to fully develop our anticipated web portal, which can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007 or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s independent auditors have modified their report on the Company’s 2005 financial statements to indicate that there is substantial doubt as to the Company’s ability to continue as a going concern as a result of a net loss of $754,838 and $224,152 in 2005 and 2004, respectively, a discontinuation of its only operating component as of December 31, 2004, and a net deficiency in capital of $701,147 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

During the quarter ended June 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 2, 2006, Subsequent to the issuance of 500,000 shares of common stock, par value $0.001, to Brantridge Holdings Ltd. The company cancelled the shares due to misrepresentation made by Brantridge Holdings Ltd and it's agents.

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

On May 5, 2006, the Company issued 25,000 shares of common stock, par value $0.001, to Scott Mcarthur, as a payment for providing services to the Company. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On May 5, 2006, the Company issued 50,000 shares of common stock, par value $0.001, to Michael Pound, as a payment for providing services to the Company. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of September 2006.

MangaPets, Inc.

/s/ Rene Hamouth
By: Rene Hamouth
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(i)(d)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
3(i)(e)	*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15,2005)
3(i)(f)	*	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
3(ii)	*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
10(i)	*	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)
10(ii)	*	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004
10(iii)	*	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004)
10(iv)	*	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(v)	*	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vi)	*	Consulting Agreement dated October 1,2004 between the Company and Mr. Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vii)	*	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005)
10(viii)	*	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006)
10(ix)	*	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
10(x)	*	Debt Settlement Agreement dated November 9,2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17,2006)
10(xi)	*	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006)
14	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
31	31	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	32	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of the Company