Form 10QSB
period 2006-09-30
MANGAPETS, INC.
filed 2006-12-21
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006.

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
Yes [   ] No [X]

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value
(the only class of voting stock), as of December 21st ,006 was 6,304,373.

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

MANGAPETS, INC.
(a Development Stage Company)
BALANCE SHEETS

	September 30	December 31
	2006	2005
	(unaudited)

ASSETS
Current Assets
Cash	$1,567	$7,118
Prepaid expenses	3,220	5,121
Total current assets	4,787	12,239

Website Development Costs	-	170,804

Total Assets	$4,787	$183,043

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$912,158	$738,913
Accounts payable and accrued expenses, related parties	4,237	39,012
Notes payable	32,751	28,486
Loans payable	31,540	28,387
Advances payable, related party	39,998	27,855
Deferred revenue	-	21,537
Total current liabilities	1,020,684	884,190

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares
authorized; shares issued and outstanding 6,304,373 and
4,315,623 respectively	6,304	4,316
Common stock issuable: 18,750 shares	19	19
Additional paid-in capital	12,740,509	8,192,929
Accumulated deficit	(8,143,573)	(8,143,573)
Deficit accumulated during the development stage	(5,619,156)	(754,838)
Total stockholders equity(deficit)	(1,015,897)	(701,147)

Total liabilities and stockholders equity (deficit)	$4,787	$183,043

The accompanying notes are an integral part of these financial statements.

MANGAPETS, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005 and for the Period
From January 1, 2005 (the effective date of the development stage) to September 30, 2006
(unaudited)

		Three months		Three months		Nine months		Nine months		Cumulative
		ended		ended		ended		Ended		During the
		September 30		September 30		September 30		September 30		Development
		2006		2005		2006		2005		Stage

Revenues	$		$		$		$		$

Expenses
General and administrative		(3,256,939)		67,989		4,680,010		215,942		4,961,188
Interest expense		3,061		-		11,287		-		11,287
Website planning costs		-		-		-		139,406		144,406
Impairment of website development costs		173,021		-		173,021		-		477,275

Total expenses		(3,080,857)		67,989		4,864,318		355,348		5,594,156
Income (loss) from continuing operations		3,080,857		(67,989)		(4,864,318)		(355,348)		(5,594,156)

Loss from discontinued operations		-		(25,000)		-		(25,000)		(25,000)

Net Income(Loss)		$3,080,857		$(92,989)		$(4,864,318)		$(380,348)		$(5,619,156)

Net Income (Loss) Per Share (Basic and Diluted)
Continuing operations		$0.41		$(0.01)		$(0.80)		$(0.08)
Discontinued operations		-		(0.01)		-		(0.01)
Net Income (Loss) Per Share		$0.41		$(0.02)		$(0.80)		$(0.09)
Weighted average number of common
Shares used to compute net income
(loss) per share (basic and diluted)		7,559,753		4,214,160		6,117,582		4,168,972

The accompanying notes are an integral part of these financial statements.

MANGAPETS, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 1, 2005 (the effective date of the development stage) to September 30, 2006

							Deficit
							Accumulated
					Additional		During the
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balances, December 31, 2004	4,028,914	4,029	88,594	89	7,783,096	(8,143,573)	-	(356,359)
Issuance of common stock for
settlement of accrued expenses and debt
January 2005	15,750	16	-	-	13,984	-	-	14,000
August 2005	22,365	22	-	-	74,528	-	-	74,550
September 2005	22,500	23	-	-	29,977	-	-	30,000
November 2005	35,000	35	-	-	83,965	-	-	84,000
Issuance of common stock for
cash
May 2005	37,500	38	-	-	49,962	-	-	50,000
June 2005	-	-	18,750	19	24,981	-	-	25,000
September 2005	18,750	19	-	-	24,981	-	-	25,000
Issuance of common stock issuable
May 2005	88,594	89	(88,594)	(891)	-	-	-	-
Issuance of common stock for services
May 2005	7,500	7	-	-	19,993	-	-	20,000
August 2005	3,750	4	-	-	9,996	-	-	10,000
October 2005	2,500	2	-	-	4,998	-	-	5,000

The accompanying notes are an integral part of these financial statements.

MANGAPETS, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From January 1, 2005 (the effective date of the development stage) to September 30, 2006

	Common Stock		Common Stock Issuable				Deficit
							Accumulated
					Additional		During the
					Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

November 2005	20,000	20	-	-	47,480	-	-	47,500
December 2005	12,500	12	-	-	24,988	-	-	25,000
Net loss	-	-	-	-	-	-	(754,838)	(754,838)
Balances, December 31, 2005	4,315,623	4,316	18,750	19	8,192,929	(8,143,573)	(754,838)	(701,147)
Unaudited:
Issuance of common stock and warrants for
cash
February 2006	50,000	50	-	-	49,950	-	-	50,000
September 2006	30,000	30	-	-	23,970	-	-	24,000
Issuance of common stock for
May 2006	37,500	37	-	-	90,713	-	-	90,750
September 2006	102,500	102	-	-	123,373	-	-	123,475
Issuance of common stock for
bonus
April 2006	50,000	50	-	-	91,950	-	-	92,000
May 2006	3,125,000	3,125	-	-	7,577,500	-	-	7,580,625
Cancellation of common stock in			-	-		-	-
September 2006	(1,406,250)	(1,406)			(3,406,876)			(3,411,282)
Net loss	-	-	-	-	-	-	(4,864,318)	(4,864,318)
Balances, September 30, 2006	6,304,373	6,304	18,750	19	12,740,509	(8,143,573)	(5,619,156)	(1,015,897)

The accompanying notes are an integral part of these financial statements.

MANGAPETS, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005 and for the Period
From January 1, 2005 (the effective date of the development stage) to September 30, 2006
(Unaudited)

		Nine Months Ended
				Cumulative
				During the
		September 30	September 30	Development
		2006	2005	Stage
		$	$	$
Cash Flows From Operating Activities
Net loss		(4,864,318)	(380,348)	(5,619,156)
Adjustments to reconcile net loss to net
cash provided by (used for ) operating
activities
Accrued interest on notes payable and		7,418
loans payable			-	7,418
Impairment of license agreement		-	25,000	25,000
Impairment of website development
costs		173,021	-	477,275
Issuance of common stock for services		214,225	10,000	293,114
Issuance of common stock for bonus		4,261,343	-	4,261,343
Changes in operating assets and
liabilities
Prepaid expenses		1,901	-	(3,220)
Accounts payable and accrued
expenses		138,470	306,784	365,551
Deferred revenue		(21,537)	21,537	-
Net Cash provided by (used for)operating		(89,477)	(17,027)	(192,675)
activities
Cash Flows from Investing Activities
Website development costs		(2,217)	(74,894)	(11,801)

Cash Flows from Financing Activities
Payments on notes payable		-	(14,375)	(33,442)
Proceeds from notes payable		-	-	19,067
Proceeds from advances payable		12,143	-	39,998
Proceeds from issuance of common
stock and warrants		74,000	100,000	174,000
Net cash provided by(used for) financing
activities		86,143	85,625	199,623

Net increase (decrease) in cash		(5,551)	(6,296)	(4,853)

Cash, beginning of period		7,118	6,420	6,420

Cash, end of period		$1,567	$124	$1,567
Supplemental Disclosures of cash flow
Interest Paid	$		$-	$-
Income taxes paid		$-	$-	$-

The accompanying notes are an integral part of these financial statements

MANGAPETS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Going Concern

Organization

MangaPets, Inc. (the “Company”) (a development stage company) was incorporated in March 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In early 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company's desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company's cash dispenser operations were considered discontinued. Since this was the Company's only operating component, the Company re-entered the development stage as of January 1, 2005. There are no assets or liabilities associated with this business component as of December 31, 2005 and September 30, 2006.

In May, 2006, the Board of Directors made the decision to suspend the development of the Company’s MangaPets project. The Company is currently interviewing new development teams to complete the MangaPets web portal.

On May 16, 2006, the Company announced that it had entered into an agreement to purchase 100% of the assets from a limited liability company organized and incorporated under the laws of the Netherlands Antilles, with the exception of one copy of the vendor’s source code used to operate an on-line gaming processing and marketing engine, for an aggregate purchase price of $8,000,000.

On September 18, 2006 on the advice of corporate counsel and events in the United States pertaining to on-line gaming, the Company concluded not to pursue any on-line gaming ventures.

On both March 14, 2005 and September 29, 2005 the Company effected a three (3) for two (2) forward stock splits of its common stock.

The financial statements have been retroactively adjusted to reflect these stock splits.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $4,864,318 in the nine months ended September 30, 2006. Further, the Company has a net deficiency in capital of $1,015,897 as of September 30, 2006, and has virtually no working capital. These factors raise concerns about the Company's ability to continue as a going concern.

The Company has not discontinued the development of an interactive web portal but is looking for other businesses to acquire as well. It will need additional working capital to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon engaging in active business operations which produce adequate cash flow and obtaining additional sources of working capital. Management is presently engaged in seeking additional working capital from debt and equity funding and plans to invest in other businesses, with funds obtained. However, if its efforts are unsuccessful, the Company may have to cease operations.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

MANGAPETS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies

The accompanying unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions in Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

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

Since the Company did not issue stock options to employees during the nine months ended September 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

The Company has written off all software and website development costs to date.

The Company is currently under contractual commitment to Sygenics Interactive, Inc. (“Sygenics”), a developer of advanced information management technology, for the design, development and deployment of their interactive web portal. The agreement entered into with Sygenics has a twelve month term with an initial payment due on execution and successive monthly payments due over the contract term which are tied to the achievement of certain developmental milestones. The Company is contractually obligated to pay an aggregate amount of $1,320,000 Canadian Dollars (US$1,130,941 at September 30, 2006) over the term of the agreement, of which approximately

MANGAPETS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3. Software and Website Development Costs (con’t)

US$437,428 has been incurred through September 30, 2006. Hardware and software costs are not included in this amount and are to be paid separately by the Company.

In the first quarter of 2006, a dispute arose between the Company and Sygenics. The work of Sygenics is currently suspended and the Company is in negotiations to invalidate the contract and reach a settlement for a discount of the remaining amounts due. As of September 30, 2006, the Company has recorded an obligation to Sygenics of $437,428 (which is included in accounts payable and accrued expenses) representing the full amount due under the contract as of September 30, 2006. An impairment loss of $304,254 was recognized in 2005 to reduce the capitalized website costs to their estimated fair value of $170,804 at December 31, 2005. The remaining amount was written off in the three months ended September 30, 2006.

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

As part of the Company’s decision to discontinue its cash dispenser operations, the Company had planned to sell their rights under the license agreement to a third-party. Accordingly, the license agreement was classified as held for sale and, based on the estimated net proceeds expected to be received upon sale of the rights under the license agreement, was written down to its net realizable value of $25,000 in 2004. During 2005, management abandoned its plans to sell its rights under the license agreement to a third-party and has no current plans for this license agreement and thus, does not anticipate any future cash flows to be derived from it. Accordingly, the cost of the license agreement was written off in 2005. An impairment loss in the amount of $25,000 was recognized in 2005 related to this write-off, which is reflected in loss from discontinued operations.

Note 5. Notes Payable

Notes Payable consists of :

	September 30,	December 31,
	2006	2005
	(unaudited)
Note payable due on demand, including interest at 6% accrued
monthly	$22,208	$40,000

Note payable to an individual, due on demand , including
interest at 6% accrued monthly	8,235	7,000

Note payable to an individual, due on demand , including
interest at 6% accrued monthly	2,208	1,486
Total	$32,751	$28,486

Note 6. Capital Stock

In February 2006, the Company completed the sale of two investment units (“unit” or “units”), yielding gross proceeds to the Company of $50,000. Each unit consists of 25,000 shares of common stock and one warrant. The warrant entitles the holder to purchase 25,000 shares of common stock on or before February 27, 2007 at an exercise price of $1.50 per share.

MANGAPETS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 6. Capital Stock (con’t)

In April 2006, 50,000 shares were issued to management of the Company as a bonus.

In May 2006, the 3,125,000 shares were issued to certain directors and officers of the Company as a signing bonus. The 3,125,000 shares were issued as follows:

Rene Hamouth – President, CEO and CFO	1,250,000
Paul Weinstock – Director	468,750
Brian Wood – Director	468,750
Joseph LaCascia – Director	937,500
Total	3,125,000

Also in May 2006, 37,500 shares were issued to two former consultants to the Company in consideration for investor relations services provided to the Company.

In September 2006, the Company completed the sale of three investment units (“unit” or “units”), yielding gross proceeds to the Company of $24,000. Two units consist of 12,500 shares of common stock, par value $0.001 and one warrant. The warrant entitles each holder to purchase 12,500 shares of common stock on or before September 21, 2008 at an exercise price of $1.00 per share. One unit consists of 5,000 shares of common stock, par value $0.001 and one warrant. The warrant entitles the holder to purchase 5,000 shares of common stock on or before September 21, 2008 at an exercise price of $1.00 per share.

Also in September 2006, 102,500 shares were issued to two former consultants to the Company in consideration for investor relations services provided to the Company.

As a result of the change in focus of the Company and the resignation of Paul Weinstock, Brian Wood and Joseph LaCascia from the board of directors, the Company has cancelled the shares that were issued to them as a signing bonus in May 2006. As of September 30, 2006 1,406,250 shares had been returned to the Company’s treasury.

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The weighted average number of shares was 7,559,753 and 4,214,160 for the three month periods ended September 30, 2006 and 2005, respectively and 6,117,582 and 4,168,972 for the nine month periods ended September 30, 2006 and 2005, respectively. Warrants and debt convertible into common shares were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive due to the Company’s net losses. For purposes of earnings per share computations, shares associated with common stock issuable are included as outstanding as of the date of the receipt of cash for the shares.

Warrants

At September 30, 2006, there are warrants outstanding to purchase 162,500 shares of the Company's common stock at prices ranging from $1.00 to $4.00 per share. The warrants were exercisable on issuance and expire at various dates from February 2007 through September 2008.

Note 7. Loans and Advances Payable

The Company had various loans payable at September 30, 2006, all of which are unsecured and due on demand and bear interest at 12%.

MANGAPETS, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7. Loans and Advances Payable (con’t)

The Company has advances payable to a company owned by a stockholder of the Company. The advances were provided for short-term cash needs of the Company and are due on demand. The advances do not bear interest.

Note 8. Related Party Transactions

During 2005, the Company issued a total of 70,000 shares of its common stock to two officers and directors of the Company for settlement of amounts owed to them totalling $84,000 under employment agreements. The fair market value of the Company's common stock on the date of settlement was $1.50 per share. The shares issued were recorded at their estimated fair value, which was less than the fair market value of the common stock on the date of settlement due to the restrictive nature of the common stock issued.

During the nine month periods ended September 30, 2006 and 2005, the Company incurred approximately $22,247 and $24,233, respectively, for consulting services to a stockholder which is included in general and administrative expenses. Additionally, the Company issued shares to certain directors and officers during the nine months ended September 30,2006 which had a value of $7,580,625. Subsequently, a number of the shares were returned, resulting in a $3,411.282 reduction in the amount that was previously expensed. This amount is included in general and administrative expenses.

Note 9. Legal Proceedings

In October 2000, a former employee of the Company filed a claim asking for approximately CDN$22,600 (US$19,363 at September 30, 2006) for unpaid expenses and salary and vacation pay, and CDN$40,000 (US$34,271 at September 30, 2006) in general damages based upon a claim of unreasonable termination of employment. The Company's management is of the opinion that the claims are without merit and the Company has not been contacted by the former employee since 2000, so the consolidated financial statements do not include a liability for this claim.

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

Note 10. Contingent Liability

In addition to the $437,428 account payable recorded to Sygenics as of September 30, 2006, there are additional amounts aggregating $285,000 that were invoiced during the nine month period. As the work of Sygenics has been suspended, the Company does not feel the charges are valid. The consolidated financial statements do not include a liability for this claim.

Note 11. Subsequent Events

On December 4, 2006, the Company signed a Letter of Intent with Intrepid World Communications to merge one hundred percent (100%) of their Entertainment and Medical assets (the “Assets”) as well as documentation of its product licenses, agreements, office leases, patents, copyrights, trade secrets, technology licenses and agreements with vendors and customers, from a limited liability company organized and incorporated under the laws of Delaware, in exchange for 20,000,000 shares of MangaPets, Inc. restricted common stock.

ITEM 2.                MANAGEMENTS PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the period ended September 30, 2006. Our fiscal year end is December 31.

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

In addition to completing the “Manga” themed web portal, the Company no longer intends to establish a U.K. based subsidiary company which will pursue acquisitions in the gaming sector.

Subsequently on the advice of counsel, and recent unfavourable events in the United States pertaining to on-line gaming, the Company has concluded that it would not be in the best interest of our shareholders to pursue on-line gaming ventures at this time.

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

The Company accepted the resignations from each of Mr. Woods, Mr. Weinstock and Mr. LaCascia on September 25th and October 3rd respectively as a result of the decision discontinue attempts to acquire internet gaming sites.

On December 4, 2006 the Company signed a Letter of Intent with Intrepid World Communications to merge one hundred percent (100%) of their Entertainment and Medical assets (the “Assets”) as well as documentation of its product licenses, agreements, office leases, patents, copyrights, trade secrets, technology licenses and agreements with vendors and customers, from a limited liability company organized and incorporated under the laws of Delaware, In exchange for 20,000,000 shares of MangaPets, Inc. restricted common stock.

Intrepid World Communications is a 3D Product Developer and Licensor, Intrepid was incorporated in Delaware in 1994, and has been in pure development since its inception. The company has offices in Birmingham, Michigan. The Company’s product, LifeVision is source neutral. Information can be sent from live stereo cameras, stereo videotape, or computer. Source information is projected through the holographic screen volumetrically with images appearing to “float” up to 30 inches in front of the viewing screen. The system requires no special glasses or eyewear and the image is seen clearly regardless of the surrounding light.

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

Plan of Operations

During the next twelve months, the Company intends to continue its attempts to develop an interactive web portal and explore other ventures in the technology sector.

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

Results of Operations

Revenue

During the nine month period ended September 30, 2006, the Company paused on the development of the MangaPets web portal.

The Company, as of September 30, 2006, is in the development stage and is yet to realize revenues. The Company does not expect to realize revenues before the completion of the first stage of its interactive web portal.

The Company expects to continue to operate at a loss through fiscal 2006 and may continue to operate at a loss until the web portal defined fully operational. Further, due to the developmental nature of its business operations, the Company cannot determine whether it will ever generate revenues from operations.

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to September 30, 2006, the Company recorded an operating loss of $5,619,156. The majority of the Company’s operating losses are attributable to general and administrative expenses of $4,961,188 and costs in connection with the planning and impairment of the web portal of $621,681. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Capital Expenditures

The Company has written off a further $173,021 in capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to September 30, 2006 in connection with the development of the web portal.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $4,787 as of September 30, 2006. These assets consist of cash on hand of $1,567 and $3,220 in prepaid expenses. Net stockholders deficiency in the Company was $1,015,897 at September 30, 2006.

Cash flow used in operating activities was $89,477 for the nine month period ended September 30, 2006 as compared to cash used in operating activities of $17,027 for the nine month period ended September 30, 2005. The decrease of cash flow used in operating activities was due in large part to the increase in net losses.

Cash flow used in investing activities was $2,217 for the nine month period ended September 30, 2006 as compared to cash flow used in investing activities of $74,894 for the nine month period ended September 30, 2005. The decrease was related to the investment in the development of the Company’s website.

Cash flow provided from financing activities was $86,143 for the nine month period ended September 30, 2006 as compared to cash flow provided from financing activities of $85,625 for the nine month period ended September 30, 2005. Funds realized from financing activities in the current nine month period can be attributed primarily to the sale of our common stock and proceeds from advances.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve months. Website development costs associated with the completion of the web portal alone exceed current assets. The Company will have to seek debt or equity financing to fund costs attendant to the “Manga” themed project, in addition to obtaining sufficient capital to meet operating expenses. However, the Company has no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. Although, the Company’s major shareholders would be the most likely source of new funding in the form of debt or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise.

Should the Company be unsuccessful in completing debt or equity placements in connection with the obligations created by its Agreement with the developer, and the anticipated development of the “Manga” inspired online virtual pet portal/website. Accordingly, the Company’s inability to obtain funding would have a material adverse effect on its plan of operation.

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

We expect to incur substantial operating losses for the foreseeable future. We intend to increase our operating expenses substantially as we increase our product development, marketing, and brand building activities. We will increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve profitability, and we might not be able to sustain or increase profitability in the future. We will be dependent upon our ability to obtain additional capital form borrowing and the sale of securities to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favourable to the Company and its existing stockholders.

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

During the quarter ended September 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES

On September 10, 2006, the Company issued 12,500 shares of common stock, par value $0.001, to Scott McArthur, as a payment for providing services to the Company. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On September 10, 2006, the Company issued 25,000 shares of common stock, par value $0.001, to Michael Pound, as a payment for providing services to the Company. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On September 21, 2006, the Company issued 12,500 shares of common stock, par value $0.001and 12,500 warrants to Kevin Desai for cash at $0.80 per share. Each warrant entitles the shareholder to purchase 12,500 shares of common stock on or before October 21, 2008 at an exercise price of $1.00 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On September 21, 2006, the Company issued 12,500 shares of common stock, par value $0.001and 12,500 warrants to William Donovan for cash at $0.80 per share. Each warrant entitles the shareholder to purchase 12,500 shares of common stock on or before October 21, 2008 at an exercise price of $1.00 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On September 21, 2006, the Company issued 5,000 shares of common stock, par value $0.001and 5,000 warrants to Hazelmere Logging Inc a British Columbia corporation for cash at $0.80 per share. Each warrant entitles the shareholder to purchase 5000 shares of common stock on or before October 21, 2008 at an exercise price of $1.00 per share. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On September 29, 2006, the Company issued 65,000 shares of common stock, par value $0.001, to Richard Specht, as a payment for providing services to the Company’s president and CEO. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

On September 20, 2006, the Company’s board of directors approved a two (2) for one (1) reverse stock split. The quoted price of the Company’s stock reflected the stock split on September 21, 2006.

ITEM 6.                EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21th day of December 2006.

MangaPets, Inc.

/s/ Rene Hamouth
By: Rene Hamouth
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(i)(d)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
3(i)(e)	*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15,2005)
3(i)(f)	*	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
3(ii)	*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
10(i)	*	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)
10(ii)	*	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004
10(iii)	*	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004)
10(iv)	*	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(v)	*	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vi)	*	Consulting Agreement dated October 1,2004 between the Company and Mr. Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vii)	*	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005)
10(viii)	*	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006)
10(ix)	*	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
10(x)	*	Debt Settlement Agreement dated November 9,2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17,2006)
10(xi)	*	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006)
14	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
31	31	Certification Pursuant to Rule 13a-14(A) 15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	32	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of the Company