Form 10KSB
period 2006-12-31
Intrepid Global Imaging 3D, INC.
filed 2007-04-12
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from__ to __.

Commission file number: 000-27407

INTREPID GLOBAL IMAGING 3D, INC.
(Formerly “Mangapets, Inc.”)
(Name of Small Business Issuer in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

555 S. Old Woodward, Suite 1109 Birmingham, MI 48009
(Address of Principal Executive Offices)

(248) 417-3202
(Issuer's Telephone Number, Including Area Code)

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

The registrant's total consolidated revenues for the year ended December 31, 2006 were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $ 117,319,117 based on the average closing bid and asked prices for the common stock on April 12, 2007.

At April 12, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 27,933,123.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

As used herein the terms “Company,” “we,” “our”, and “us” refer to Intrepid, Inc. (formerly “MangaPets, Inc.”), a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise.

The Company was organized in 1998. Since inception, the Company has acquired and disposed of several technology and service related businesses. As more fully described below under the caption “Current Operations,” the Company’s current business plan is to develop and launch an interactive web portal and to acquire other ventures in the technology sector.

Historical Development

The Company decided in early 2005 to discontinue its operations with respect to the sale and deployment of the Triton product line of non-depository, indoor cash dispensers in connection with a license agreement acquired from Net Cash in 2003.

The Company’s operations have since focused on the development of the “Manga” interactive web portal and acquiring other ventures in the technology sector.

During 2006, in addition to completing the “Manga” themed web portal, the Company considered establishing a U.K. based subsidiary company to pursue acquisitions in the gaming sector. On the advice of counsel, and recent unfavorable events in the United States pertaining to on-line gaming, the Company decided not to pursue on-line gaming ventures.

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

However, in 2006, a dispute arose between the Company and Sygenics. The work of Sygenics and the development of the Mangapets website are currently suspended.

On December 4, 2006 the Company signed a Letter of Intent with Intrepid World Communications to merge one hundred percent (100%) of their Entertainment and Medical assets (the “Assets”) as well as documentation of its product licenses, agreements, office leases, patents, copyrights, trade secrets, technology licenses and agreements with vendors and customers, from a limited liability company organized and incorporated under the laws of Delaware.

On Jan 29, 2007 Mangapets Inc. entered into a Material Definitive Agreement with Intrepid World Communications to merge one hundred percent (100%) of their Entertainment and Medical assets as well as documentation of its product licenses, agreements, office leases, patents, copyrights, trade secrets, technology licenses and agreements with vendors and customers.

The merger with Intrepid World Communications is expected to close during the second quarter of 2007.

The MangaPets web portal

The portal will contain games, merchandizing, and activities inspired by the "Manga" theme. The term “Manga” has come to describe Japanese comic books and animated cartoons.

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

Employees

The Company currently has no full time employees. Management of the Company expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $3,639,918 at December 31, 2006. During fiscal 2005, we recorded a net loss of $754,838. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to fully develop our anticipated web portal, and or the completion of the acquisition of Intrepid World Communications which can in no way be assured. Therefore, we may never be able to achieve profitability.

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

The Company currently maintains its office at 555 S. Old Woodward, Suite 1509 Birmingham, MI 48009.

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

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol, “IGLB.” Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the following prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2005 and 2006 were as follows:

Quarter ended	High	Low
3/31/05	$14.84*	$6.22*
6/30/05	$4.54*	$2.94*
9/30/05	$4.02*	$2.66*
12/31/05	$3.00*	$2.10*
3/31/06	$0.88*	$0.83*
6/30/06	$0.80*	$0.75*

9/30/06	$1.12*	$1.12*
12/29/06	$2.90	$2.70*

*Adjusted to reflect 3:2 forward stock splits on March 14, 2005 and September 29, 2005 and a 1:2 reverse stock split effective on September 21, 2006.

Record Holders

As of April 12, 2007, there were approximately 125 shareholders of record holding a total of 27,933,123 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Sales of Unregistered Securities

On February 7, 2007, the Company issued 2,000,000 shares of common stock, par value $0.001, to Rene Hamouth pursuant to the Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29.The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering to only to an offeree who was outside the United States at the time the agreement originated, and ensuring that the entity to whom the stock were issued was a non- U.S. person with an address in a foreign country.

On February 7, 2007, the Company issued 20,000,000 shares of common stock, par value $0.001, to Jim Fischbach pursuant to the Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29.The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the Commission pursuant to the Securities Act of 1933.

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

On December 12, 2006, the Company completed the sale of Thirty Five Thousand (35,000) shares of common stock, par value $.001 to Roger and Davina S. Lockhart, residents of Arizona USA, at $1.00 yielding gross proceeds to the Company of $35,000. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

On February 17, 2007, the Company completed the sale of Twenty Thousand (20,000) shares of common stock, par value $.001 to Jagroop Singh Sidhu a resident of Washington USA, at $1.50 yielding gross proceeds to the Company of $30,000. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

ITEM 6.	MANAGEMENT'S PLAN OF OPERATIONS

Management Overview

During the next 12 months, the Company intends to continue its attempts to develop an interactive web portal and acquire other ventures in the technology sector.

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

Results of Operations

The Company recorded no revenues from operations for the fiscal year ended December 31, 2006 or for the fiscal year ended December 31, 2005.

During the twelve month period ended December 31, 2006, the Company’s operations were limited to developing a web portal, identifying acquisition ventures in the technology sector and satisfying continuous public disclosure requirements

We do not expect to receive revenues within the next twelve months of operation, since we have yet develop our Manga themed web portal. For the current fiscal year, the Company anticipates incurring a loss as a result of web portal development, acquisition expenses, administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

Net Loss

Net loss for the year ended December 31, 2006 was $3,639,918 compared to a net loss of $754,838 for the year ended December 31, 2005.

The Company expects that it may continue to incur losses until such time as it develops profitable operations.

Expenses

Expenses for the year ended December 31, 2006 were $3,466,897 compared to $425,584 for the year ended December 31, 2005.

General and administrative expenses for the year ended December 31, 2006, were $3,466,897 compared to $281,178 for the year ended December 31, 2005. The increase in general and administrative expenses was primarily the result of the increase stock-based compensation.

Website planning costs for the year ended December 31, 2005 were $144,406. This expense is as a result of web site development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and web site content

We had other expenses from an impairment of website development costs totaling $173,021 for the year ended December 31,2006 and $304,254 for the year ended December 31, 2005.

The Company’s loss on discontinued operations for the year ended December 31,2005 includes a $25,000 impairment write down on the license agreement related to our sale of cash dispensers.

Liquidity and Capital Resources

Cash used by operations was $64,766 for the year ended December 31, 2006, and cash used by operations was $103,198 for the year ended December 31, 2005. Cash used by operations in 2006 and 2005 was mainly due to net losses of the company.

Cash flows provided by financing activities was $61,693 for the year ended December 31, 2006 and $113,480 for the year ended December 31, 2005.

Cash flows used in investing activities was $2,217 for the year ended December 31, 2006 compared to cash provided by investing activities of $9,584 during the year ended December 31, 2005.

In 2003, we adopted an equity compensation plan entitled "The 2003 Benefit Plan of Delta Capital Technologies, Inc." (the "Benefit Plan"). Pursuant to the Plan the Company may issue up to fifty five thousand three hundred and forty nine (55,349) shares of the Company's common stock (reverse and forward split adjusted) over a five year period, although the Board may shorten this period. The Plan is intended to aid the Company in maintaining and continuing its development of a quality management team, in attracting qualified employees, consultants, and advisors who can contribute to the future success of the Company, and in providing such individuals with an incentive to use their best efforts to promote the growth and profitability of the Company. A total of 101,460 shares were issued in 2005 and 55,349 shares remain available for issuance.

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

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Preparation of Financial Statements

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

Recent Accounting Pronouncements

In September 2005, the EITF reached consensus on Issue No. 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's financial instruments.

In September 2005, the EITF reached consensus on Issue No. 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

The EITF reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29," is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Principles Board ("APB") Opinion No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of a net loss of $4,394,756 and $754,838 in 2006 and 2005, respectively, ,and a net deficiency in capital of $778,591 as of December 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal years ended December 31, 2006 and 2005 are attached hereto as pages F-1 through F-16.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intrepid Global Imaging 3D, Inc.

I have audited the accompanying balance sheet of Intrepid Global Imaging 3D, Inc. (the Company), a development stage company, as of December 31, 2006 and the related statements of operations, changes in stockholder’s equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Global Imaging 3D, Inc., a development stage company, as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 12, 2007

INTREPID GLOBAL IMAGING 3D, INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$1,828	$7,118
Prepaid expenses	3,122	5,121
Total Current Assets	4,950	12,239
Website Development costs	-	170,804
Total Assets	$4,950	$183,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$717,959	$738,913
Notes payable	9,566	28,486
Loans payable	-	28,387
Due to related parties	56,016	66,867
Deferred revenue	-	21,537
Total current liabilities	783,541	884,190
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 100,000,000 shares,
issued and outstanding 5,933,123 and 4,315,623 shares, respectively	5,933	4,316
Common stock issuable: 18,750 shares	19	19
Additional paid-in capital	11,753,786	8,192,929
Accumulated deficit	(8,143,573)	(8,143,573)
Deficit accumulated during
the development stage	(4,394,756)	(754,838)
Total stockholders' equity (deficiency)	(778,591)	(701,147)
Total Liabilities and Stockholders' Equity (Deficiency)	$4,950	$183,043

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Cumulative during
			the development
	Year ended	Year ended	stage (January 1,
	December 31,	December	2005 to December
	2006	31, 2005	31, 2006)

Revenue	$-	$-	$-

Cost and expenses
Website planning costs	-	144,406	144,406
Impairment of website development costs	173,021	304,254	477,275
General and administrative expenses
(including stock-based compensation
of $3,453,474, $107,500 and $3,560,974, respectively)	3,466,897	281,178	3,748,075
Total Costs and Expenses	3,639,918	729,838	4,369,756
Net Loss from continuing operations	(3,639,918)	(729,838)	(4,369,756)
Loss from discontinued operations	-	(25,000)	(25,000)
Net Loss	$(3,639,918)	$(754,838)	$(4,394,756)

Net loss per share-basic and diluted:
Continuing operations	$(0.59)	$(0.17)
Discountinued operations	-	(0.01)
Total	$(0.59)	$(0.18)

Number of common shares used to compute loss per share
Basic and Diluted	6,156,363	4,202,190

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative during the
	Year ended	Year ended	development stage
	December 31	December 31	(January 1, 2005 to
	2006	2005	December 31, 2006)
	$	$	$
Cash Flows From Operating Activities
Net loss	(3,639,918)	(754,838)	(4,394,756)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of license agreement	-	25,000	25,000
Impairment of website development costs	173,021	304,254	477,275
Issuance of common stock for services	214,225	78,889	293,114
Issuance of common stock for bonuses	3,239,249	-	3,239,249
Changes in operating assets and liabilities
Prepaid expenses	1,999	(5,121)	(3,122)
Accounts payable and accrued expenses	(20,954)	227,081	206,127
Due to related parties	(10,851)	-	(10,851)
Deferred revenue	(21,537)	21,537
Net Cash provided by (used for) operating activities	(64,766)	(103,198)	(167,964)

Cash Flows from Investing Activities
Website development costs	(2,217)	(9,584)	(11,801)
Net Cash provided by (used for) investing activities	(2,217)	(9,584)	(11,801)

Cash Flows from Financing Activities
Payments on notes payable	(18,920)	(33,442)	(52,362)
Proceeds from notes payable	-	19,067	19,067
Payments on loans payable	(28,387)	-	(28,387)
Proceeds from advances payable	-	27,855	27,855
Proceeds from sales of common stock and warrants	109,000	100,000	209,000
Net Cash Provided by (used for) financing activities	61,693	113,480	175,173
Net increase (decrease) in cash	(5,290)	698	(4,592)

Cash, beginning of period	7,118	6,420	6,420

Cash, end of period	$1,828	$7,118	$1,828

Supplemental Disclosures of cash flow
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

INTREPID GLOBAL IMAGING 3D, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the years ended December 31, 2005 and 2006
(Expressed in US Dollars)

							Deficit
							Accumulated
					Additional		During the
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balances, December 31, 2004	4,028,914	$4,029	88,594	$89	$7,783,096	$(8,143,573)	$-	$(356,359)
Issuance of common stock for
settlement of accrued expenses and debt
January 2005	15,750	16	-	-	13,984	-	-	14,000
August 2005	22,365	22	-	-	74,528	-	-	74,550
September 2005	22,500	23	-	-	29,977	-	-	30,000
November 2005	35,000	35	-	-	83,965	-	-	84,000
Issuance of common stock and warrants for cash
May 2005	37,500	38	-	-	49,962	-	-	50,000
June 2005	-	-	18,750	19	24,981	-	-	25,000
September 2005	18,750	19	-	-	24,981	-	-	25,000
Issuance of common stock issuable
May 2005	88,594	89	(88,594)	(89)	-	-	-	-
Issuance of common stock for services
May 2005	7,500	7	-	-	19,993	-	-	20,000
August 2005	3,750	4	-	-	9,996	-	-	10,000
October 2005	2,500	2	-	-	4,998	-	-	5,000
November 2005	20,000	20	-	-	47,480	-	-	47,500
December 2005	12,500	12	-	-	24,988	-	-	25,000
Net loss	-	-	-	-	-	-	(754,838)	(754,838)
Balances, December 31, 2005	4,315,623	4,316	18,750	19	8,192,929	(8,143,573)	(754,838)	(701,147)
Issuance of common stock and warrants for cash
February 2006	50,000	50	-	-	49,950	-	-	50,000
September 2006	30,000	30	-	-	23,970	-	-	24,000
December 2006	35,000	35	-	-	34,965	-	-	35,000
Issuance of common stock for services
May 2006	37,500	37	-	-	90,713	-	-	90,750
September 2006	102,500	102	-	-	123,373	-	-	123,475
Issuance of common stock for bonuses
April 2006	112,500	113	-	-	206,887	-	-	207,000
May 2006	3,125,000	3,125	-	-	7,577,500	-	-	7,580,625
Cancellation of common stock	(1,875,000)	(1,875)	-	-	(4,546,501)	-	-	(4,548,376)
Net loss	-	-	-	-	-	-	(3,639,918)	(3,639,918)
Balances, December 31, 2006	5,933,123	$5,933	18,750	$19	$11,753,786	$(8,143,573)	$(4,394,756)	$(778,591)

Note 1.

Organization and Business Operations

Intrepid Global Imaging, Inc. (formerly MangaPets, Inc. and Newmark Ventures, Inc.) (the “Company”) (a development stage company) was incorporated on March 4, 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In January 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company's desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company's cash dispenser operations were considered discontinued. Since this was the Company's only operating component, the Company re-entered the development stage as of January 1, 2005. There are no assets or liabilities associated with this business component as of December 31, 2006 and 2005.

On July 15, 2005, the Company entered into a Portal Development Agreement with Sygenics Interactive Inc. to develop for the Company a functional interactive web portal. As more fully described in Note 3, the Sygenics work was suspended in the first quarter of 2006 and to date the Company has not resumed development of the web portal.

In the second and third quarters of 2006, the Company explored the potential acquisition of certain online gaming assets. On September 18, 2006, the Company decided not to make the acquisition.

On both March 14, 2005 and September 29, 2005 the Company effected three (3) for two (2) forward stock splits of its common stock. On September 21, 2006, the Company effected a one (1) for two (2) reverse stock split. The financial statements have been retroactively adjusted to reflect these stock splits.

Note 2.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2006, the Company had cash of $ 1,828, negative working capital of $ 778,591, and a stockholders’ deficiency of $ 778,591. Further, the Company had a net loss of $ 3,639,918 for the year ended December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has not discontinued its plan to develop an interactive web portal but is looking for other businesses to acquire as well. It will need additional working capital to be successful in any future business activities. Therefore, continuation of the Company as a going concern is dependent upon engaging in active business operations which produce adequate cash flow and obtaining additional sources of working capital.

Management is presently engaged in seeking additional working capital from debt and equity funding and plans to invest in other businesses, with funds obtained. However, if its efforts are unsuccessful, the Company may have to cease operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In 2006, general and administrative expenses were reduced by $ 246,259 for adjustments to certain liability account balances resulting primarily from changes in estimated amounts due.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and accrued liabilities, notes payable, and due to related parties. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and approximation of current market interest rates.

Software and Website Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, are expensed as incurred. The costs of website development, during the planning stage, as defined under Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs,” are also expensed as incurred.

Computer software and website development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and website content, payroll, and interest costs, are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational. Costs incurred when the website and related software are in the operating stage will be expensed as incurred.

Comprehensive Income

The Company had no items of other comprehensive income in 2006 or 2005.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the years ended December 31, 2006 or 2005, there is no effect on net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share take into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Outstanding warrants were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive due to the Company's net losses. For purposes of earnings per share computations, shares associated with common stock issuable are included as outstanding as of the date of the receipt of cash for the shares.

Note 3.

Website Development Costs

A summary of capitalized website development costs activity for the years ended December 31, 2006 and 2005 follows:

	2006	2005

Balance, beginning of year	$170,804	$-
Additions	2,217	475,058
Impairment charge	(173,021)	(304,254)
Balance, end of year	$-	$170,804

On July 15, 2005, the Company entered into a Portal Development Agreement (the “Agreement”) with Sygenics Interactive Inc. (“Sygenics”). The Agreement provided for the development by Sygenics of a functional interactive web portal containing games, merchandizing, and activities inspired by the “Manga” cartoon theme over a 12 month phased delivery schedule. The Agreement also provided for payment of fees to Sygenics totaling approximately $ 1,100,000 in successive monthly payments over the 12 month term tied to the achievement of certain developmental milestones.

In the first quarter of 2006, a dispute arose between the Company and Sygenics and the work was suspended. The Company plans to try to invalidate the contract and to reach a settlement with Sygenics for a lower amount than the $ 437,428 included in accounts payable and accrued liabilities at December 31, 2006.

Although the Company may engage another web site developer to complete the web portal, it has not done so to date. An impairment expense of $ 304,254 was recorded in the fourth quarter of 2005 to reduce the capitalized website development costs to $ 170,804 at December 31, 2005. An impairment expense of $ 173,021 was recorded in the third quarter of 2006 to reduce the capitalized website development costs to $0.

Note 4. Notes Payable

Notes payable consist of:

	December 31,
	2006	2005

Note payable to an individual, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	$7,891	$7,000

Note payable to a company, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	1,675	1,486

Note payable to a company, due on demand, including interest at 6% accrued monthly, unsecured	-	20,000

Total	$9,566	$28,486

Note 5. Common Stock

Stock Issuances

In February 2006, the Company completed the sale of two investment units (“unit” or “units”), yielding gross proceeds to the Company of $50,000. Each unit consists of 25,000 shares of common stock and one warrant. The warrant entitles the holder to purchase 25,000 shares of common stock on or before February 27, 2007 at an exercise price of $1.50 per share.

In April 2006, a total of 112,500 shares were issued to three individuals as bonuses for services rendered valued at $ 207,000 total.

In May 2006, a total of 3,125,000 shares were issued to certain directors and officers of the Company as signing bonuses valued at $ 7,580,625 total. The 3,125,000 shares were issued as follows:

Rene Hamouth – Chief Executive Officer, Chief Financial Officer, and Director
1,250,000
Paul Weinstock – Director	468,750
Brian Wood – Director	468,750
Joseph LaCascia – Director	937,500
Total	3,125,000

In November and December 2006, subsequent to their resignations as directors, the 1,875,000 shares issued to Messrs, Weinstock, Wood, and La Cascia and valued at $ 4,548,376 were cancelled.

Also in May 2006, a total of 37,500 shares were issued to two former consultants in consideration for investor relations services valued at $ 90,750 total.

In September 2006, the Company completed the sale of three units, yielding gross proceeds to the Company of $24,000. Two units consist of 12,500 shares of common stock and one warrant entitling the holder to purchase 12,500 shares of common stock on or before September 21, 2008 at an exercise price of $1.00 per share. The other unit consists of 5,000 shares of common stock and one warrant entitling the holder to purchase 5,000 shares of common stock on or before September 21, 2008 at an exercise price of $1.00 per share.

Also in September 2006, a total of 102,500 shares were issued to two former consultants in consideration for investor relations services valued at $ 123,475 total.

In December 2006, the Company completed the sale of 35,000 shares of common stock, yielding gross proceeds to the Company of $35,000.

Warrants

A summary of warrant activity for the years ended December 31, 2006 and 2005 follows:

	Shares of Common Stock that
	Warrants are Exercisable Into
	2006	2005
Warrants outstanding, beginning of year	195,000	-
Issued	80,000	195,000
Exercised	-	-
Expired	(97,500)	-
Warrants outstanding, end of year	177,500	195,000

The warrants outstanding at December 31, 2006 consist of:

	Shares of Common
	Stock that Warrants	Exercise	Exercise
Expiration Date	are Exercisable Into	Price	Proceeds
February 27, 2007	50,000	$ 1.50	$ 75,000
May 2, 2007	37,500	4.00	150,000
June 16, 2007	18,750	4.00	75,000
September 30, 2007	41,250	4.00	165,000
September 21, 2008	30,000	1.00	30,000
Total	177,500		$ 495,000

Note 6.

Income Taxes

No provision for income taxes was recorded in the years ended December 31, 2006 and 2005 since the Company incurred net losses in these years.

At December 31, 2006, deferred tax assets consist of:

Net operating loss carryforwards	$1,720,000
Less valuation allowance	(1,720,000)

Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $ 1,720,000 attributable to the future utilization of the approximately $ 5,058,000 net operating loss carryforwards as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2018 to 2026.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7.

Related Party Transactions

In November 2005, the Company issued a total of 35,000 shares of its common stock to two officers and directors of the Company for settlement of amounts owed to them totaling $84,000 under employment agreements.

In May 2006, the Company issued a total of 3,125,000 shares of its common stock as signing bonuses to four directors, which had a value of $7,580,625. Subsequently, 1,875,000 of the shares were returned, resulting in a $4,548,376 reduction in the amount that was previously expensed. This amount is included in general and administrative expenses.

Note 8.

Subsequent Events

On January 29, 2007, the Company entered into an Agreement and Plan of Merger with Intrepid World Communications Corp. (“IWC”) to merge assets into the Company in exchange for 20,000,000 shares of Company common stock. The agreement is subject to satisfaction of certain conditions precedent to closing, including the Company’s providing for $ 1,500,000 in financing. IWC is a 30 product developer and licensor with offices in Birmingham, Michigan.

In February 2007, the Company completed the sale of $ 55,000 shares of common stock, yielding gross proceeds to the Company of $ 65,000.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 24, 2006, the Company accepted the resignation of firm of Peterson Sullivan PLLC ("Peterson Sullivan") as our independent registered public accounting firm.

The audit reports of Peterson Sullivan on the Company's financial statements for the fiscal years ending December 31, 2005 and December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports were modified to include an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern.

In connection with the audits of the fiscal years ending December 31, 2004 and December 31, 2005, including the subsequent periods through October 24, 2006, the Company had no disagreements with Peterson Sullivan with respect to accounting or auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Peterson Sullivan to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as described in Item 304(a)(1)(iv) of Regulation S-B).

On December 07, 2006, Mangapets Inc. ("Company") engaged with the firm of Michael T. Studer CPA P.C. ("Michael T. Studer") as our independent registered public accounting firm. The Company's board of directors approved the appointment of Michael T. Studer.

During the fiscal years ending December 31, 2005 and 2006, including the subsequent periods through October 24, 2006, the date of Peterson Sullivan’s resignation, and prior to the appointment of Michael T. Studer, the Company (or anyone on its behalf) did not consult with Michael T. Studer regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements (as referred to in Item 304(a)(2) of Regulation S-B), the Company did not consult Michael T. Studer in respect to these matters during the time periods detailed herein.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s Chief executive officer and Chief Financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On Jan 29, 2006 Intrepid entered into a Material Definitive Agreement with Intrepid World Communications to merge one hundred percent (100%) of their Entertainment and Medical assets as well as documentation of its product licenses, agreements, office leases, patents, copyrights, trade secrets, technology licenses and agreements with vendors and customers.

On February 7, 2007, the board of directors of the Company accepted the resignation of Rene Hamouth as a director and as the Company’s chief executive officer and chief financial officer.

On February 7, 2007, the Company appointed Jim Fischbach as a director and as the Company’s Chief Executive officer. The appointment of Mr. Byrne to the Company’s board of directors was pursuant to the Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.

On February 7, 2007, the Company appointed John Byrne as a new member of the board of directors to serve until the Company’s next annual meeting of stockholders. The appointment of Mr. Byrne to the Company’s board of directors was pursuant to the Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.

On February 7, 2007, the Company appointed Gabe Werba as a new member of the board of directors to serve until the Company’s next annual meeting of stockholders. The appointment of Mr. Werba to the Company’s board of directors was pursuant to the Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.

On February 7, 2007, the Company appointed Donald Miller as a new member of the board of directors to serve until the Company’s next annual meeting of stockholders. The appointment of Mr. Miller to the Company’s board of directors was pursuant to the Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.

On February 7, 2007, the Company appointed John Clark as a new member of the board of directors to serve until the Company’s next annual meeting of stockholders. The appointment of Mr. Clark to the Company’s board of directors was pursuant to the Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.

On February 8, 2007, the board of directors appointed Lonny Bassin as the Company’s Chief Financial Officer. The appointment of Mr. Bassin as the Company’s chief financial officer was pursuant to the Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.

On February 12, 2007, the board of directors approved an amendment to the certificate of incorporation name to Intrepid Global Imaging 3D, Inc. The name change became effective on February 16, 2007.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Jim Fischbach	60	Chief Executive Officer and Director
Lonny Bassin	57	Chief Financial Officer and Director
John Byrne	78	Director
Gabe Werba	71	Director
Donald Miller	72	Director
John Clark	74	Director
Ryan Hamouth	24	Director

James C. Fischbach: Chairman and CEO of Intrepid World Communications Corp for the past 12 years.

Lonny Bassin: Graduate of St. Peter’s College with a Bachelor of Science in Accounting

Lonny E. Bassin has been in the accounting and tax profession for over 30 years serving as a Senior Internal Revenue Agent and as a tax manager and partner in small to medium sized firms. He is a member of the AICPA consulting services practice division. New Jersey Society of Certified Public Accountants Matrimonial Accounting Committee. He has significant experience in the litigation support areas dealing with divorce evaluation issues, white collar crime and tax evasion and has served as an expert witness. Mr. Bassin has taught and lectured extensively in the tax and pension law areas and is a recognized professional by both the NJ State CPA Society and the AICPA in the area of foreign tax law. In addition, he is the past president of the Mercer Chapter of the New Jersey Society of Certified Public Accountants.

John Byrne: is a well-recognized marketing and advertising man with over forty years of professional experience. He has headed or been partner in over a dozen established firms and has received over 250 awards for advertising/marketing excellence. His achievements range from the introduction the machine-to-machine communications capabilities of AT&T in the 1960s to the creation of the first eyewear superstore (ex. Lens Crafters) and to the conversion of Barney’s New York from a mass retailer to one of the strongest names in the retailing of fashion. Mr. Byrne’s international experience includes founding and successfully developing over a period of eight years one of the first western retailing and wholesaling businesses in the Former Soviet Union. Now, as an independent real estate broker, is currently senior vice president of Century 21 New York Metro. Mr. Byrne has been advisor to Intrepid World Communications for the past two decades

Gabriel Werba: Mr. Werba studied at Lycee in Paris, Versailles and Montpelier and graduated from Harlingen High at the age of 15. He received his Bachelor of Journalism from the University of Texas at 18. He attended New York University Graduate School of Business Administration and its School of Law, and in the seventies was National Chair of Mensa. Gabe has enjoyed a distinguished career in financial and corporate public relations. He was a partner in Shiefman, Werba & Associates (1970-1973), and then joined Anthony M. Franco, Michigan’s largest public relations firm (1973-1988), where he became president. He formed Gabriel Werba and Associates (1988-1994) and in 1994 was a founder of his current enterprise Durocher*Dixon*Werba, L.L.C., a company whose principals have received more awards for public and financial relations that all other Michigan agencies combined. His present and former clients include Continental Airlines, Atwater Entertainment (Circus Circus partner in building a $700 million gaming complex in Detroit), Rite Aid, K-Mart, Burroughs (Unisys), Ford Financial Services, Nissan, Kelsey Hayes and Michigan National Bank.

Donald P. Miller: Colgate ( BA ) 1953; University of Bridgeport ( MBA ) 1962; Served as Vice President Administration (M&A) for Echlin. Inc ( a multi- billion dollar company with headquarters in Branford,CT); as President and CEO of Posi-Seal International, Inc., a major manufacturer of industrial valves; and as a member of the Board and senior executive consultant to major manufacturing companies. banking institutions, software generators and other high-tech and basic industries, as well as service operations. Mr Miller has also played a major part as a senior executive in companies engaged in the commercialization, manufacturing, distribution and sale of products resulting from such intellectual properties.

John Phelps Clark: Member of the Connecticut Bar; Yale University ( BA ) 1954; Yale Law School (LLB )1959: Senior partner in a major Connecticut Law firm for more than 27 years; from 1985 to 1992 Vice President and General Counsel of Saab-Scania of America, Inc.,importer and distributor of Saab cars; from 1992 to 1996, Chairman and Chief Executive Officer of Scania U.S.A. Inc., importer and distributor of Scania Class 8 Heavy Duty trucks and manufacturer of Transit Busses in its factory in Orange,CT; Member of the Board and Executive committee of Saab Aircraft,Inc., manufacturer and distributor of the Saab 340 and Saab 2000 aircraft; responsible for the formation and conduct of the business of financing arms for both the car and the aircraft business; currently conducts a private practice of law in Branford, CT, specializing in corporate organizations; start-ups; financings; intellectual property commercialization , licensing and foreign trade.

Ryan Hamouth: Mr. Hamouth has been self employed as an investor in various private and public companies for the last five years, but has held no positions other than as a stockholder of those companies.

Compensation of Directors

The Company's directors are not currently compensated for their services as directors of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

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

INTREPID GLOBAL IMAGING 3D, INC.
555 S. Old Woodward
Suite 1109 Birmingham
MI 48009

ITEM 10.	EXECUTIVE COMPENSATION

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued to or on behalf of the chief executive officer at the year ended December 31, 2006, and any other employees to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salar y ($)	Bonu s ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensatio n ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensatio n ($)	Total ($)
Rene Hamouth CEO, CFO, PAO, and director	2006 2005 2004		- - -	3,032,249 - - -	- - -	- - -	- - -	- - -	3,032,249

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

The Corporation has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Corporation have any “Post Employment Payments” to report.

Our directors receive no compensation for their services as directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 12, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 12, 2007, there were 27,933,123 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock ($0.001 par value)	Jim Fischbach President/Chief Executive Officer/Director Suite 440-375 Water Street Vancouver, B.C. V6B 5C6	20,000,000	71.5
Common Stock ($0.001 par value)	Ryan Hamouth Director 1717 Bayshore Drive Apt 401Vancouver, B.C. V6G 3H3	193,543	0.7
Common Stock ($0.001 par value)	Rene Hamouth 2608 Finch Hill West Vancouver, B.C. V7S 3H1	3,150,000	11.3
Common Stock ($0.001 par value)	All officers and directors as a group		83.5%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2005, the Company issued a total of 35,000 shares of its common stock to two officers and directors of the Company for settlement of amounts owed to them totaling $84,000 under employment agreements.

In May 2006, the Company issued a total of 3,125,000 shares of its common stock as signing bonuses to four directors, which had a value of $7,580,625. Subsequently, 1,875,000 of the shares were returned, resulting in a $4,548,376 reduction in the amount that was previously expensed. This amount is included in general and administrative expenses.

ITEM 13.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Peterson Sullivan LLC provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2005. The aggregate fees billed by Peterson Sullivan LLC for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements including the periods ending March 31,2006 and June 31,2006 were $54,977.

Micheal T. Studer, CPA P.C provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2006. The aggregate fees billed Micheal T. Studer, CPA P.C for the audit of the Company’s annual financial statements and a review of the Company’s September 30, 2006 quarterly financial statements were $40,000.

Audit Related Fees

Peterson Sullivan LLC billed the Company no fees in 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Micheal T. Studer, CPA P.C billed the Company no fees in 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above

Tax Fees

Peterson Sullivan LLC billed to the Company fees of $430 in 2005 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

Micheal T. Studer, CPA P.C billed to the Company fees of $0 in 2006 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Peterson Sullivan LLC billed to the Company no fees in 2005 for other professional services rendered or any other services not disclosed above.

Micheal T. Studer, CPA P.C billed to the Company no fees in 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Peterson Sullivan LLC and Micheal T. Studer, CPA P.C as detailed above, were pre-approved by the Company’s board of directors. Peterson Sullivan LLC and Micheal T. Studer, CPA P.C performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April 2007.

Intrepid Global Imaging 3D Inc.

/s/ Jim Fischbach
By: Jim Fischbach, Chief Executive Officer

/s/ Lonny Bassin
By: Lonny Bassin, Chief Financial Officer and Principle Accounting Officer

INDEX TO EXHIBITS

Exhibit
No.	Description
3(i)(a)	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
3(i)(b)	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
3(i)(c)	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *
3(i)(d)	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.) *
3(i)(e)	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15,2005) *
3(i)(f)	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005) *
3(ii)	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
10(i)	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003) *
10(ii)	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004 *
10(iii)	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004) *
10(iv)	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(v)	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(vi)	Consulting Agreement dated October 1, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(vii)	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005) *
10(viii)	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006) *
10(ix)	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005) *

10(x)	Debt Settlement Agreement dated November 9, 2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17, 2006) *
10(xi)	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006) *
10(xii)	Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.(Incorporated by reference from Form 8k filed on January 29,2007) *
14	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
31	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.
31.1	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of the Company