Form 10QSB
period 2007-03-31
Intrepid Global Imaging 3D, INC.
filed 2007-05-18
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________________to __________________.

Commission file number: 000-27407

Intrepid Global Imaging 3D, Inc.
(Formerly “Newmark Ventures, Inc.”)
(Exact name of small business issuer as specified in its charter)

DELAWARE	98-0187705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 S. Old Woodward, Suite 1509 Birmingham, MI 48009
(Address of principal executive office) (Postal Code)

(248) 417-3202
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

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 10, 2007 was 27,933,123.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Intrepid Global Imaging 3D, Inc. a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in the Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$29,359	$1,828
Receivable from relatied party	25,000	-
Prepaid expenses	13,469	3,122
Total Current Assets	67,828	4,950
Other assets	-	-
Total Assets	$67,828	$4,950

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$743,176	$717,959
Notes payable	9,710	9,566
Due to former related parties	56,016	56,016
Total current liabilities	808,902	783,541
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value
Authorized: 100,000,000 shares	-	-
Issued and outstanding:
5,988,123 and 5,933,123 shares, respectively	5,988	5,933
Common stock issuable: 18,750 shares	19	19
Additional paid-in capital	11,833,746	11,753,786
Accumulated deficit	(8,143,573)	(8,143,573)
Deficit accumulated during the development stage	(4,437,254)	(4,394,756)
Total stockholders' equity (deficiency)	(741,074)	(778,591)
Total Liabilities and Stockholders' Equity (Deficiency)	$67,828	$4,950

See notes to financial statements.

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

						Cumulative
						during the
						development
						stage (January
		Three months ended				1, 2005 to
		March 31,				March 31,
		2007		2006		2007)
		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$	- $		- $		-
Total Revenue		-		-		-

Expenses
Website planning costs		-		-		144,406
Impairment of website development costs		-		-		477,275
General and administrative expenses (including stock-based
compensation of $0, $0, and $3,560,974, respectively)		42,498		126,412		3,790,573
Total Costs and Expenses		42,498		126,412		4,412,254
Net loss from continuing operations		(42,498)		(126,412)		(4,412,254)
Loss from discontinued operations		-		-		(25,000)
Net Loss		$(42,498	) $	(126,412	) $	(4,437,254)

Net loss per share-basic and diluted		$(0.01	) $	(0.03)

Number of common shares used to
compute loss per share
Basic and Diluted		5,939,789		4,365,623

See notes to financial statements.

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

					Cumulative
					during the
					development
					stage (January
	Three months ended March				1, 2005 to
	31,				March 31,
	2007		2006		2007)
	(Unaudited)		(Unaudited)		(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(42,498	) $	(126,412	) $	(4,437,254)
Adjustments to reconcile net loss to net cash
used for operating activities:
Accrued interest	144		-		144
Impairment of license agreement	-		-		25,000
Impairment of website development cost	-		-		477,275
Issuance of common stock for services	-		-		293,114
Issuance of common stock for bonuses	-		-		3,239,249
Changes in operating assets and liabilities:
Receivable from related party	(25,000)		-		(25,000)
Prepaid expenses	(10,347)		(501)		(13,469)
Accounts payable and accrued liabilities.	25,217		59,873		231,344
Due to former related parties	-		-		(10,851)
Net cash provided by (used for) operating activities	(52,484)		(67,040)		(220,448)

Cash Flows from Investing Activities
Website development costs	-		(2,217)		(11,801)
Net cash provided by (used for) investing activities	-		(2,217)		(11,801)

See notes to financial statements.

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Cash Flows, continued
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage (January
	Three months ended March		1, 2005 to
		31,	March 31,
	2007	2006	2007)
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Financing Activities
Payments on notes payable	-	-	(52,362)
Proceeds form notes payable	-	12,143	19,067
Payments on loans payable	-	-	(28,387)
Proceeds from advances payable	-	-	27,855
Proceeds from sales of common stock and warrants	80,015	50,000	289,015
Net cash provided by (used for) financing activities	80,015	62,143	255,188

Increase (decrease) in cash	27,531	(7,114)	22,939

Cash, beginning of period	1,828	7,118	6,420

Cash, end of period	$29,359	$4	$29,359

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
Period December 31, 2004 to March 31, 2007
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

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency) - continued
Period December 31, 2004 to March 31, 2007
(Expressed in US Dollars)

								Deficit
								Accumulated
					Additional			During the
	Common Stock		Common Stock Issuable		Paid-in	Accumulated		Development
	Shares	Amount	Shares	Amount	Capital	Deficit		Stage		Total
Balances, December 31, 2005	4,315,623	4,316	18,750	19	8,192,929	(8,143,573)		(754,838)		(701,147)
Issuance of common stock and warrants for cash
February 2006	50,000	50	-	-	49,950	-		-		50,000
September 2006	30,000	30	-	-	23,970	-		-		24,000
December 2006	35,000	35	-	-	34,965	-		-		35,000
Issuance of common stock for services
May 2006	37,500	37	-	-	90,713	-		-		90,750
September 2006	102,500	102	-	-	123,373	-		-		123,475
Issuance of common stock for bonuses
April 2006	112,500	113	-	-	206,887	-		-		207,000
May 2006	3,125,000	3,125	-	-	7,577,500	-		-		7,580,625
Cancellation of common stock	(1,875,000)	(1,875)	-	-	(4,546,501)	-		-		(4,548,376)
Net loss	-	-	-	-	-	-		(3,639,918)		(3,639,918)
Balances, December 31, 2006	5,933,123	10,249	37,500	19	19,946,715	(16,287,146)		(5,149,594)		(1,479,738)
Unaudited:
Issuance of common stock for cash:
February 2007	20,000	20	-	-	29,980	-		-		30,000
March 2007	35,000	35	-	-	49,980	-		-		50,015
Net loss	-	-	-	-	-	-		(42,498)		(42,498)
Balances, March 31, 2007	5,988,123 $	10,304	37,500	$19 $	20,026,675 $	(16,287,146	) $	(5,192,092	) $	(1,442,221)

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1.	Organization and Business Operations

Intrepid Global Imaging, Inc. (formerly MangaPets, Inc. and Newmark Ventures, Inc.) (the “Company”) (a development stage company) was incorporated on March 4, 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In January 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company's desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company's cash dispenser operations were considered discontinued. Since this was the Company's only operating component, the Company re-entered the development stage as of January 1, 2005. There are no assets or liabilities associated with this business component as of March 31, 2007 and 2006.

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

On January 29, 2007, the Company entered into an Agreement and Plan of Merger with Intrepid World Communications Corp. (“IWC”) to merge assets into the Company in exchange for 20,000,000 shares of Company common stock. The agreement is subject to satisfaction of certain conditions precedent to closing, including the Company’s providing for $1,500,000 in financing. As of May 18, 2007, closing of this transaction has not yet occurred. If an when the transaction is closed, an additional 2,000,000 shares of Company common stock is to be delivered to the Company’s former chief executive officer. IWC is a 3D product developer and licensor with offices in Birmingham, Michigan.

On both March 14, 2005 and September 29, 2005, the Company effected three (3) for two (2) forward stock splits of its common stock. On September 21, 2006, the Company effected a one (1) for two (2) reverse stock split. The financial statements have been retroactively adjusted to reflect these stock splits.

Note 2.	Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments,

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These uanaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

Note 3.	Receivable from Related Party

In the three months ended March 31, 2007, the Company made advances totaling $25,000 to its chief executive officer. This receivable is non-interest bearing and is due on demand.

Note 4.	Website Development Costs

A summary of capitalized website development costs activity for the year ended 2006 and 2005 follows:

	2006	2005

Balance, beginning of year	$170,804	$-
Additions	2,217	475,058
Impairment charge	(173,021)	(304,254)
Balance, end of year	$-	$170,804

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

In the first quarter of 2006, a dispute arose between the Company and Sygenics and the work was suspended. The Company plans to try to invalidate the contract and to reach a settlement with Sygenics for a lower amount than the $437,428 included in accounts payable and accrued liabilities at March 31, 2007.

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Although the Company may engage another web site developer to complete the web portal, it has not done so to date. An impairment expense of $304,254 was recorded in the fourth quarter of 2005 to reduce the capitalized website development costs to $170,804 at December 31, 2005. An impairment expense of $173,021 was recorded in the third quarter of 2006 to reduce the capitalized website development costs to $0.

Note 5.	Notes Payable

Notes payable consist of:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Note payable to an individual, due on demand, including interest at 6%
accrued monthly, secured by all assets and revenues of the Company	$8,009	$7,891

Note payable to a company, due on demand, including interest at 6%
accrued monthly, secured by all assets and revenues of the Company	1,701	1,675

Note payable to a company, due on demand, including interest at 6%
accrued monthly, unsecured	-	-

Total	$9,710	$9,566

Note 6.	Due to Former Related Parties

Due to former related parties consist of:

	March 31, 2007	December 31, 2006
	(Unaudited)
Due to former chief executive officer and affiliates,
non-interest bearing, due on demand	$4,237 $	4,237
Due to former chief accounting officer and affiliates,
non-interest bearing, due on demand	51,779	51,779
Total	$56,016 $	56,016

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 7.	Warrants

A summary of warrant activity for the three months ended March 31, 2007 and for the year ended December 31, 2006 follows:

	Shares of Common Stock that Warrants are Exercisable Into
	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Warrants outstanding, beginning of period	177,500	195,000
Issued	-	80,000
Exercised	-	-
Expired	(50,000)	(97,500)
Warrants outstanding, end of period	127,500	177,500

The warrants outstanding at March 31, 2007 consist of:

	Shares of Common
	Stock that Warrants	Exercise	Exercise
Expiration Date	are Exercisable Into	Price	Proceeds
May 2, 2007	37,500	$4.00	$150,000
June 16, 2007	18,750	4.00	75,000
September 30, 2007	41,250	4.00	165,000
September 21, 2008	30,000	1.00	30,000
Total	127,500		$420,000

Note 8.	Income Taxes

No provision for income taxes was recorded in the three months ended March 31, 2007 and 2006 since the Company incurred net losses in these periods.

At March 31, 2007, deferred tax assets consist of:
Net operating loss carryforwards	$1,734,000
Less valuation allowance	(1,734,000)
Net	$-

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $ 1,734,000 attributable to the future utilization of the approximately $ 5,100,000 in net operating loss carryforwards as of March 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2018 to 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.	MANAGEMENTS PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the period ended March 31, 2007. Our fiscal year end is December 31.

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

Results of Operations Revenue

During the three month period ended September 30, 2006, the Company paused on the development of the MangaPets web portal.

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

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to March 31, 2007, the Company recorded an operating loss of $4,412,254. The majority of the Company’s operating losses are attributable to general and administrative expenses of $3,790,573 and costs in connection with the planning and impairment of the web portal of $477,275. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Capital Expenditures

The Company has written off $477,275 in capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to March 31, 2007 in connection with the development of the web portal.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $67,828 as of March 31, 2007. These assets consist of cash on hand of $29,359, $25,000 receivable from a related party and $13,469 in prepaid expenses. Net stockholders deficiency in the Company was $741,074 at March 31, 2007.

Cash flow used in operating activities was $52,484 for the three month period ended March 31, 2007 as compared to cash used in operating activities of $67,040 for the three month period ended March 31, 2006. The decrease of cash flow used in operating activities was due in large part to the increase in net losses.

Cash flow used in investing activities was $nil for the three month period ended March 31, 2007 as compared to cash flow used in investing activities of $2,217 for the three month period ended March 31, 2006. The amount in the prior period was related to the investment in the development of the Company’s website.

Cash flow provided from financing activities was $80,015 for the three month period ended March 31, 2007 as compared to cash flow provided from financing activities of $62,143 for the three month period ended March 31, 2006. Funds realized from financing activities in the current three month period can be attributed primarily to the sale of our common stock and proceeds from advances.

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

Going Concern

The Company’s independent auditors have modified their report on the Company’s 2006 financial statements to indicate that there is substantial doubt as to the Company’s ability to continue as a going concern as a result of a net loss of $754,838 and $224,152 in 2006 and 2005, respectively, a discontinuation of its only operating component as of December 31, 2005, and a net deficiency in capital of $701,147 as of December 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On December 12, 2006, the Company completed the sale of Thirty Five Thousand (35,000) shares of common stock, par value $.001 to Roger and Davina S. Lockhart, residents of Arkansas USA, at $1.00 yielding gross proceeds to the Company of $35,000. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

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

On March 24, 2007, the Company completed the sale of Thirty Five Thousand (35,000) shares of common stock, par value $.001 to Roger and Davina S. Lockhart, residents of Arkansas USA, at $1.429 yielding gross proceeds to the Company of $50,015. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

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

/s/ Jim Fischbach
By: Jim Fischbach, Chief Executive Officer

/s/ Lonny Bassin
By: Lonny Bassin, Chief Financial Officer and Principle Accounting Officer

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(i)(d)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
3(i)(e)	*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15,2005)
3(i)(f)	*	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
3(ii)	*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)

10(i)	*	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)
10(ii)	*	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004
10(iii)	*	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004)
10(iv)	*	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(v)	*	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vi)	*	Consulting Agreement dated October 1,2004 between the Company and Mr. Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vii)	*	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005)
10(viii)	*	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006)
10(ix)	*	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
10(x)	*	Debt Settlement Agreement dated November 9,2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17,2006)
10(xi)	*	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006)
14	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
31.1	31.1	Certification of CEO Pursuant to Rule 13a-14(A) 15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	31.2	Certification of CFO Pursuant to Rule 13a-14(A) 15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of the Company