Form 10QSB
period 2007-06-30
Intrepid Global Imaging 3D, INC.
filed 2007-08-17
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007.

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

224 Millview Way, Ponpe Vedra Beach,  Florida, 32082–4389
(Address of principal executive office) (Postal Code)

(904) 686.4056
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

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of August 08, 2007 was 26,561,682.

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
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30	December 31
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$6,230	$1,828
Receivable from former related party	16,269	-
Prepaid expenses	3,122	3,122
Total Current Assets	25,621	4,950
Other assets	-	-
Total Assets	25,621	4,950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$716,396	$717,959
Notes payable	9,856	9,566
Due to former related parties	56,016	56,016
Total Current Liabilities	782,268	783,541

Stockholders’ Equity (Deficiency)
Common stock, $0.001 par value
Authorized: 100,000,000 shares
Issued and outstanding:
6,458,579 and 5,933,123 shares, respectively	6,459	5,933
Common stock issuable: 18,750 shares	19	19
Additional paid-in capital	12,784,650	11,753,786
Accumulated deficit	(8,143,573)	(8,143,573)
Deficit accumulated during the development stage	(5,404,202)	(4,394,756)
Total Stockholders’ Equity (Deficiency)	(756,647)	(778,591)
Total Liabilities and Stockholders’ Equity (Deficiency)	$25,621	$4,950

See accompanying notes.

Intrepid Global Imaging 3D, Inc.
(Formerly MangaPets, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

					Cumulative
					during the
					development
					stage (January
					1, 2005 to
	Three months ended June 30,		Six months ended June 30,		June 30,
	2007	2006	2007	2006	2007)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Costs and Expenses
Website planning costs	-	-	-	-	144,406
Impairment of website
development costs	-	-	-	-	477,275
General and administrative
expenses (including stock-based
compensation of $951,025,
$7,763,375, $951,025, $7,763,375
and $4,511,999, respectively)	966,948	7,818,763	1,009,446	7,945,175	4,757,521
Total Costs and Expenses	966,948	7,818,763	1,009,446	7,945,175	5,379,202
Net loss from continuing
operations	(966,948)	(7,818,763)	(1,009,446)	(7,945,175)	(5,379,202)
Loss from discontinued operations	-	-	-	-	25,000
Net Loss	$(966,948)	$(7,818,763)	$(1,009,446)	$(7,945,175)	$(5,404,202)

Net loss per share-basic and
diluted:	$(0.16)	$(1.20)	$(0.17)	$(1.46)

Number of common shares used to compute loss per share
Basic and Diluted	6,209,504	6,503,328	6,077,042	5,434,510

See accompanying notes.

Intrepid Global Imaging 3D, Inc. (Formerly MangaPets, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficiency)
Period December 31, 2004 to June 30, 2007
(Expressed in US Dollars)

							Deficit
							Accumulated
					Additional		During the
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balances, December 31, 2004	4,028,914	$4,029	88,594	$89	$7,783,096	$(8,143,573)	$-	$(356,359)
Issuance of common stock for
settlement of accrued expenses and debt
January 2005	15,750	16	-	-	13,984	-	-	14,000
August 2005	22,365	22	-	-	74,528	-	-	74,550
September 2005	22,500	23	-	-	29,977	-	-	30,000
November 2005	35,000	35	-	-	83,965	-	-	84,000
Issuance of common stock for cash
May 2005	37,500	38	-	-	49,962	-	-	50,000
June 2005	-	-	18,750	19	24,981	-	-	25,000
September 2005	18,750	19	-	-	24,981	-	-	25,000
Issuance of common stock issuable
May 2005	88,594	89	(88,594)	(89)	-	-	-	-
Issuance of common stock for services
May 2005	7,500	7	-	-	19,993	-	-	20,000
August 2005	3,750	4	-	-	9,996	-	-	10,000
October 2005	2,500	2	-	-	4,998	-	-	5,000
November 2005	20,000	20	-	-	47,480	-	-	47,500
December 2005	12,500	12	-	-	24,988	-	-	25,000
Net loss	-	-	-	-	-	-	(754,838)	(754,838)
Balances, December 31, 2005	4,315,623	4,316	18,750	19	8,192,929	(8,143,573)	(754,838)	(701,147)
Issuance of common stock and warrants for cash
February 2006	50,000	50	-	-	49,950	-	-	50,000
September 2006	30,000	30	-	-	23,970	-	-	24,000
December 2006	35,000	35	-	-	34,965	-	-	35,000
Issuance of common stock for services
May 2006	37,500	37	-	-	90,713	-	-	90,750
September 2006	102,500	102	-	-	123,373	-	-	123,475
Issuance of common stock for bonus
April 2006	112,500	113	-	-	206,887	-	-	207,000
May 2006	3,125,000	3,125	-	-	7,577,500	-	-	7,580,625
Cancellation of common stock	(1,875,000)	(1,875)	-	-	(4,546,501)	-	-	(4,548,376)
Net loss	-	-	-	-	-	-	(3,639,918)	(3,639,918)
Balances, December 31, 2006	5,933,123	5,933	18,750	19	11,753,786	(8,143,573)	(4,394,756)	(778,591)

See accompanying notes.

Intrepid Global Imaging 3D, Inc. (Formerly MangaPets, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficiency) – continued
Period December 31, 2004 to June 30, 2007
(Expressed in US Dollars)

							Deficit
							Accumulated
					Additional		During the
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balances, December 31, 2006	5,933,123	$5,933	18,750	$19	$11,753,786	$(8,143,573)	$(4,394,756)	$(778,591)
(Unaudited)
Issuance of common stock for cash
February 2007	20,000	20	-	-	29,980	-	-	30,000
Marcy 2007	35,000	35	-	-	49,980	-	-	50,015
Issuance of common stock for cashless
warrant exercise
May 2007	45,456	46	-	-	(46)	-	-	-
Issuance of common stock for services
May 2007	75,000	75	-	-	145,425	-	-	145,500
Issuance of common stock for bonus
May 2007	350,000	350	-	-	805,525	-	-	805,525
Net loss	-	-	-	-	-	-	(1,009,446)	(1,009,446)
Balances, June 30, 2007	6,458,579	6,459	18,750	19	12,784,650	(8,143,573)	(5,404,202)	(756,647)

See accompanying notes.

Intrepid Global Imaging 3D, Inc. (Formerly MangaPets, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage
			(January 1,
	Six months ended June 30,		2005 to June
	2007	2006	30, 2007)
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(1,009,446)	$(7,945,175)	$(5,404,202)
Adjustments to reconcile net loss to net cash used for
operating activities:
Accrued interest	290	2,673	290
Impairment of license agreement	-	-	25,000
Impairment of website development costs	-	-	477,275
Issuance of common stock for services	145,500	90,750	438,614
Issuance of common shares for bonuses	805,875	7,672,625	4,045,124
Changes in operating assets and liabilities
Receivable from former related party	(16,269)	-	(16,269)
Prepaid expenses	-	1,999	(3,122)
Accounts payable and accrued expenses	(1,563)	95,393	204,564
Due to related parties	-	-	(10,851)
Net cash provided by (used for) operating activities	(75,613)	(81,735)	(243,577)

Cash Flows from Investing Activities
Website development costs	-	(2,217)	(11,801)
Net cash provided by (used for) investing activities	-	(2,217)	(11,801)

Cash Flows from Financing Activities
Payments on notes payable	-	3,311	(52,362)
Proceeds from notes payable	-	-	19,067
Payments on advances payable	-	-	(28,387)
Proceeds from advances payable	-	23,925	27,855
Proceeds from sales of common stock and warrants	80,015	50,000	289,015
Net Cash provided by (used for) financing activities	80,015	77,236	255,188

Net increase (decrease) in cash	4,402	(6,716)	(190)

Cash, beginning of period	1,828	7,118	6,420

Cash, end of period	$6,230	$402	$6,230

Supplemental disclosures of cash flow
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes.

Intrepid Global Imaging 3D, Inc. (Formerly MangaPets, Inc.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007
(Unaudited)

Note 1. Organization and Business Operations

Intrepid Global Imaging, Inc. (formerly MangaPets, Inc. and Newmark Ventures, Inc.) (the “Company”) (a development stage company) was incorporated on March 4, 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In January 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company's desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company's cash dispenser operations were considered discontinued. Since this was the Company's only operating component, the Company re-entered the development stage as of January 1, 2005. There are no assets or liabilities associated with this business component as of June 30, 2007 and 2006.

On July 15, 2005, the Company entered into a Portal Development Agreement with Sygenics Interactive Inc. to develop for the Company a functional interactive web portal. As more fully described in Note 4, the Sygenics work was suspended in the first quarter of 2006 and to date the Company has not resumed development of the web portal.

In the second and third quarters of 2006, the Company explored the potential acquisition of certain online gaming assets. On September 18, 2006, the Company decided not to make the acquisition.

On January 29, 2007, the Company entered into an Agreement and Plan of Merger with Intrepid World Communications Corp. (“IWC”) to merge assets into the Company in exchange for 20,000,000 shares of Company common stock. The agreement was subject to satisfaction of certain conditions precedent to closing, including the Company’s providing for $1,500,000 in financing and stockholder approval. On May 18, 2007, the Company’s stockholders voted not to complete this acquisition.

On both March 14, 2005 and September 29, 2005, the Company effected three (3) for two (2) forward stock splits of its common stock. On September 21, 2006, the Company effected a one (1) for two (2) reverse stock split. The financial statements have been retroactively adjusted to reflect these stock splits.

Note 2. Interim Financial Statements

The unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Intrepid Global Imaging 3D, Inc. (Formerly MangaPets, Inc.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007
(Unaudited)

Note 2. Interim Financial Statements (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

Note 3. Receivable from Former Related Party

In the six months ended June 30, 2007, the Company made advances totaling $16,269 to its former chief executive officer. This receivable is non-interest bearing and is due on demand.

Note 4. Website Development Costs

A summary of capitalized website development costs activity for the years ended 2006 and 2005 follows:

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

In the first quarter of 2006, a dispute arose between the Company and Sygenics and the work was suspended. The Company plans to try to invalidate the contract and to reach a settlement with Sygenics for a lower amount than the $437,428 included in accounts payable and accrued liabilities at June 30, 2007.

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

Intrepid Global Imaging 3D, Inc. (Formerly MangaPets, Inc.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007
(Unaudited)

Note 5. Notes Payable

	June 30	December 31
	2007	2006
	(Unaudited)	(Audited)
Note payable to an individual, due on demand, including
interest at 6% accrued monthly, secured by all assets and
revenues of the Company	$8,130	$7,891
Note payable to a company, due on demand, including
interest at 6% accrued monthly, secured by all assets and
revenues of the Company	1,726	1,675
	$9,856	$9,566

Note 6. Due to Former Related Parties

Due to former related parties consists of:

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Due to former chief executive officer and affiliates,
non-interest bearing, due on demand	$4,237	$4,237
Due to former chief accounting officer and affiliates,
non-interest bearing, due on demand	51,779	51,779
Total	$56,016	$56,016

Note 7. Warrants

A summary of warrant activity for the six months ended June 30, 2007 and for the year ended December 31, 2006 follows:

	Shares of Common Stock that Warrants are
	Exercisable Into
	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Warrants outstanding, beginning of period	177,500	195,000
Issued	-	80,000
Exercised	(47,476)	-
Expired	(58,774)	(97,500)
Warrants outstanding, end of period	71,250	177,500

Intrepid Global Imaging 3D, Inc. (Formerly MangaPets, Inc.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007
(Unaudited)

Note 7. Warrants (continued)

The warrants outstanding at June 30, 2007 consist of:

	Shares of Common Stock that		Exercise
Expiration Date	Warrants are Exercisable Into	Exercise Price	Proceeds

September 30, 2007	41,250	4.00	165,000
September 21, 2008	30,000	1.00	30,000
Totals	71,250		195,000

Note 8. Income Taxes

No provision for income taxes was recorded in the six months ended June 30, 2007 and 2006 since the Company incurred net losses in these periods.

At June 30, 2007, deferred tax assets consist of:
Net operating loss carryforwards	$1,739,000
Less valuation allowance	(1,739,000)
Deferred tax assets – net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $1,739,000 attributable to the future utilization of the approximately $5,116,000 in net operating loss carryforwards as of June 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2018 to 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.                     MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the period ended June 30, 2007. Our fiscal year end is December 31, 2007.

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

Subsequently, on the advice of counsel and based on unfavourable events in the United States pertaining to on-line gaming, the Company has concluded that it would not be in the best interest of our shareholders to pursue on-line gaming ventures at this time.

On January 29, 2007, the Company entered into an Agreement and Plan of Merger with Intrepid World Communications Corp. (“IWC”) to merge assets into the Company in exchange for 20,000,000 shares of Company common stock. The agreement is subject to satisfaction of certain conditions precedent to closing, including the Company’s providing for $1,500,000 in financing and stockholder approval.

On May 18, 2007, the shareholders holding the majority of the issued and outstanding common voting shares of the Corporation shall cause the Corporation not to complete on the Material Definitive Agreement. This result shall cause the corporation to cancel 22,000,000 shares of Intrepid Global Imaging 3D, Inc. that were issued pending the closing of the material definitive agreement.

The Company is currently interviewing new development teams to complete the MangaPets web portal. In addition the Company is in negotiations with other technology companies to find a suitable merger partner.

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

On May 18, 2007, the shareholders holding the majority of the issued and outstanding common voting shares of the Corporation shall cause the Corporation not to complete on the Material Definitive Agreement. This result shall cause the corporation to cancel 22,000,000 shares of Intrepid Global Imaging 3D, Inc. that were issued pending the closing of the material definitive agreement.

On May 18, 2007, a vote by the holders of a majority of our voting stock has caused the Corporation to reduce it’s board by six board members, directors and officers, Jim Fischbach, Lonny Bassin, John Byrne, Gabe Werba, Donald Miller and John Clark have been voted off as there services are no longer required. This is to be effected as soon as is practicable in accordance with the rules and regulations of the Securities Exchange Act of 1934 as amended, and the State of Delaware.

Effective May 18, 2007, the shareholders appointed Wilson W. (Bill) Hendricks III as a director and the Company’s chief executive officer and chief financial officer. The appointment of Mr. Hendricks as the Company’s chief executive officer and chief financial officer was not based on any prior understanding or arrangement.

Wilson W. (Bill) Hendricks III, now joining Intrepid Global Imaging 3D, Inc., brings a wealth of experience with both small and large cap, domestic and international companies. Mr. Hendricks was a Director with Bearingpoint, Inc. (formerly KPMG Consulting) where he was a member of BearingPoint's Communications and Content practice. Mr. Hendricks was a founding member of KPMG Consulting's wireless group. As a Director with KPMG Consulting’s Asia Pacific Region, Mr. Hendricks was responsible for establishing the regions communications practice. Mr. Hendricks most recent Bearingpoint assignment was as Operations Director for the Department of Homeland Security/Transportation Security Authorities TWIC Program.

Effective May 18, 2007, the shareholders appointed Ryan Hamouth as the Company’s chief operating officer. The appointment of Mr. Hamouth as the Company’s chief operating officer was not based on any prior understanding or arrangement.

The Company is currently interviewing new development teams to complete the MangaPets web portal. In addition the Company is in negotiations with other technology companies to find a suitable merger partner.

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

Results of Operations

Revenue

During the six month period ended June 30, 2007, the Company paused on the development of the MangaPets web portal.

The Company, as of June 30, 2007, is in the development stage and is yet to realize revenues. The Company does not expect to realize revenues before the completion of the first stage of its interactive web portal.

The Company expects to continue to operate at a loss through fiscal 2007 and may continue to operate at a loss until the web portal is defined fully operational. Further, due to the developmental nature of its business operations, the Company cannot determine whether it will ever generate revenues from operations.

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to June 30, 2007, the Company recorded an operating loss of $5,379,202. The majority of the Company’s operating losses are attributable to general and administrative expenses of $4,757,521 and costs in connection with the planning and impairment of the web portal of $477,275. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Capital Expenditures

The Company has written off $477,275 in capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to June 30, 2007 in connection with the development of the web portal.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $25,621 as of June 30, 2007. These assets consist of cash on hand of $6,230, $16,269 receivable from a related party and $3,122 in prepaid expenses. Net stockholders deficiency in the Company was $756,647 at June 30, 2007.

Cash flow used in operating activities was $75,613 for the six month period ended June 30, 2007 as compared to cash used in operating activities of $81,735 for the six month period ended June 30, 2006. The decrease of cash flow used in operating activities was due in large part to a reduction in net losses.

Cash flow used in investing activities was $nil for the six month period ended June 30, 2007 as compared to cash flow used in investing activities of $2,217 for the six month period ended June 30, 2006. The amount in the prior period was related to the investment in the development of the Company’s website.

Cash flow provided from financing activities was $80,015 for the six month period ended June 30, 2007 as compared to cash flow provided from financing activities of $77,236 for the six month period ended June 30, 2006. Funds realized from financing activities in the current six month period can be attributed to the sale of our common stock.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2006 and in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Company discusses those accounting policies that are considered to be critical in determining the results of operations and its financial position. We believe that the accounting principles it uses conform to accounting principles generally accepted in the United States of America.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $12,538,329 at December 31, 2006. During fiscal 2006, we recorded a net loss of $3,639,918. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to fully develop our anticipated web portal, which can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Going Concern

The Company’s independent auditors have modified their report on the Company’s 2006 financial statements to indicate that there is substantial doubt as to the Company’s ability to continue as a going concern as a result of a net loss of $3,639,918 and $754,838 in 2006 and 2005, respectively, a discontinuation of its only operating component, and a net deficiency in capital of $778,591 as of December 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.                     CONTROLS AND PROCEDURES

Name	Position(s) and Office(s)
Wilson W. (Bill) Hendricks III	Chief Executive Officer and Director
Ryan Hamouth	Chief Operating Officer and Director

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

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES

On April 27, 2007, the Company issued 50,000 shares of common stock, par value $0.001, to Ralph Schatzmair for consulting services rendered to the company. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On May 23, 2007, the Company issued 100,000 shares of common stock, par value $0.001, to Ryan Hamouth for acting as a director since May 2, 2006 without receiving any compensation as well as for taking the position of Chief Operating Officer. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On May 23, 2007, the Company issued 250,000 shares of common stock, par value $0.001, to Wilson W. (Bill) Hendricks III for acting as a director as well as for taking the position of Chief Executive Officer. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On May 30, 2007, the Company issued 10,000 shares of S8, common stock, par value $0.001, to Eric P. Littman for legal services rendered and to be rendered. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On July 19, 2007, the Company completed the sale of Thirty Five Thousand (35,000) shares of common stock, par value $.001 to Ralph Schatzmair, resident of Ontario, Canada, at $.50 yielding gross proceeds to the Company of $17,500. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

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

On May 18, 2007, the shareholders holding the majority of the issued and outstanding common voting shares of the Corporation shall cause the Corporation not to complete on the Material Definitive Agreement. As a result of the Shareholders not agreeing with the merger between Intrepid World Communications and Intrepid Global Imaging 3D, Inc. shall cause the corporation to cancel 22,000,000 shares of Intrepid Global Imaging 3D, Inc. that were issued pending the closing of the material definitive agreement.

On May 18, 2007 as a result of the shareholder vote by the holders of a majority of our voting stock shall cause the Corporation to reduce it’s board by six board members and officers, Jim Fischbach, Lonny Bassin, John Byrne, Gabe Werba, Donald Miller and John Clark have been voted off as there services are no longer required. This is to be effected as soon as is practicable in accordance with the rules and regulations of the Securities Exchange Act of 1934 as amended, and the State of Delaware.

Effective May 18, 2007, the shareholders appointed Wilson W. (Bill) Hendricks III as a director and the Company’s chief executive officer and chief financial officer. The appointment of Mr. Hendricks as the Company’s chief executive officer and chief financial officer was not based on any prior understanding or arrangement.

Effective May 18, 2007, the shareholders appointed Ryan Hamouth as the Company’s chief operating officer. The appointment of Mr. Hamouth as the Company’s chief operating officer was not based on any prior understanding or arrangement.

ITEM 6.                     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August 2007.

Intrepid Global Imaging 3D Inc.

/s/ Wilson W. (Bill) Hendricks III
By: Wilson W. (Bill) Hendricks III, Chief Executive Officer

/s/ Ryan Hamouth
By: Ryan Hamouth, Chief Operating Officer

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)(a)	*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
3(i)(c)	*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)
3(i)(d)	*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.)
3(i)(e)	*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15,2005)
3(i)(f)	*	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
3(ii)	*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.)
10(i)	*	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)
10(ii)	*	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004
10(iii)	*	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004)
10(iv)	*	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(v)	*	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vi)	*	Consulting Agreement dated October 1,2004 between the Company and Mr. Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
10(vii)	*	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005)
10(viii)	*	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006)
10(ix)	*	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005)
10(x)	*	Debt Settlement Agreement dated November 9,2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17,2006)
10(xi)	*	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006)
14	*	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005)
31.1	31	Certification Pursuant to Rule 13a-14(A) 15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	31	Certification Pursuant to Rule 13a-14(A) 15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	32	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of the Company