Form 10QSB
period 2007-09-30
Intrepid Global Imaging 3D, INC.
filed 2007-11-19
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007.

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

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 19, 2007 was 26,842,682

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

Intrepid Global Imaging 3D, Inc.
(Formerly Mangapets, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$6,740	$1,828
Receivable from former related party	16,269	-
Prepaid expenses	3,122	3,122
Total Current Assets	26,131	4,950
Other assets	-	-
Total Assets	$26,131	$4,950

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$724,756	$717,959
Notes payable	10,004	9,566
Due to former related parties	56,016	56,016
Total current liabilities	790,776	783,541
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value
Authorized: 100,000,000 shares	-	-
Issued and outstanding:
6,638,579 and 5,933,123 shares, respectively	6,639	5,933
Common stock issuable: 18,750 shares	19	19
Additional paid-in capital	13,125,470	11,753,786
Accumulated deficit	(8,143,573)	(8,143,573)
Deficit accumulated during the development stage	(5,753,200)	(4,394,756)
Total stockholders' equity (deficiency)	(764,645)	(778,591)
Total Liabilities and Stockholders' Equity (Deficiency)	$26,131	$4,950

See notes to financial statements.

Intrepid Global Imaging 3D, Inc.
(Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

					Cumulative
					during the
					developme
					nt stage
					(January 1,
	Three months ended		Nine months ended		2005 to
	September 30,		September 30,		September
	2007	2006	2007	2006	30, 2007)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses
Impairment of website development costs	-	173,021	-	173,021	621,681
General and administrative expenses (including stock-based
compensation of $256,000, $(3,411,282), $1,262,375,
$4,475,568 and $4,794,738, respectively)	348,998	(3,253,878)	1,358,444	4,691,297	5,106,519
Total Costs and Expenses	348,998	(3,080,857)	1,358,444	4,864,318	5,728,200
Net loss from continuing operations	(348,998)	3,080,857	(1,358,444)	(4,864,318)	(5,728,200)
Loss from discontinued operations	-	-	-	-	25,000
Net Loss	$(348,998)	$3,080,857	$(1,358,444)	$(4,864,318)	$(5,753,200)

Net loss per share-basic and diluted	$(0.05)	$0.41	$(0.22)	$(0.80)

Number of common shares used to
compute loss per share
Basic and Diluted	6,567,329	7,559,753	6,240,471	6,117,582

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC.
(Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
Period December 31, 2004 to September 30, 2007
(Expressed in US Dollars)

								Deficit
	Common Stock		Common Stock Issuable		Paid-in	Accumulated		Development
	Shares	Amount	Shares	Amount	Capital	Deficit		Stage	Total
Balances, December 31, 2004	4,028,914	$4,029	88,594	$89	$7,783,096	$(8,143,573	) $	-	$(356,359)
Issuance of common stock for
settlement of accrued expenses and debt
January 2005	15,750	16	-	-	13,984	-		-	14,000
August 2005	22,365	22	-	-	74,528	-		-	74,550
September 2005	22,500	23	-	-	29,977	-		-	30,000
November 2005	35,000	35	-	-	83,965	-		-	84,000
Issuance of common stock and warrants for cash
May 2005	37,500	38	-	-	49,962	-		-	50,000
June 2005	-	-	18,750	19	24,981	-		-	25,000
September 2005	18,750	19	-	-	24,981	-		-	25,000
Issuance of common stock issuable
May 2005	88,594	89	(88,594)	(89)	-	-		-	-
Issuance of common stock for services
May 2005	7,500	7	-	-	19,993	-		-	20,000
August 2005	3,750	4	-	-	9,996	-		-	10,000
October 2005	2,500	2	-	-	4,998	-		-	5,000
November 2005	20,000	20	-	-	47,480	-		-	47,500
December 2005	12,500	12	-	-	24,988	-		-	25,000
Net loss	-	-	-	-	-	-		(754,838)	(754,838)
Balances, December 31, 2005	4,315,623	4,316	18,750	19	8,192,929	(8,143,573)		(754,838)	(701,147)
Issuance of common stock and warrants for cash
February 2006	50,000	50	-	-	49,950	-		-	50,000
September 2006	30,000	30	-	-	23,970	-		-	24,000
December 2006	35,000	35	-	-	34,965	-		-	35,000
Issuance of common stock for services
May 2006	37,500	37	-	-	90,713	-		-	90,750
September 2006	102,500	102	-	-	123,373	-		-	123,475
Issuance of common stock for bonuses
April 2006	112,500	113	-	-	206,887	-		-	207,000
May 2006	3,125,000	3,125	-	-	7,577,500	-		-	7,580,625
Cancellation of common stock	(1,875,000)	(1,875)	-	-	(4,546,501)	-		-	(4,548,376)
Net loss	-	-	-	-	-	-		(3,639,918)	(3,639,918)
Balances, December 31, 2006	5,933,123	5,933	18,750	19	11,753,786	(8,143,573)		(4,394,756)	(778,591)
Unaudited:
Issuance of common stock for cash
February 2007	20,000	20	-	-	29,980	-		-	30,000
March 2007	35,000	35	-	-	49,980	-		-	50,015
July 2007	35,000	35	-	-	17,465	-		-	17,500
August 2007	25,000	25	-	-	12,475	-		-	12,500
Issuance of common stock for cashless
warrant exercise
May 2007	45,456	46	-	-	(46)	-		-	-
Issuance of common stock for services
May 2007	75,000	75	-	-	145,425	-		-	145,500
August 2007	20,000	20	-	-	54,980	-		-	55,000
September 2007	100,000	100	-	-	255,900	-		-	256,000
Issuance of common stock for bonus
May 2007	350,000	350	-	-	805,525	-		-	805,875
Net loss	-	-	-	-	-	-		(1,358,444)	(1,358,444)
Balances, September 30, 2007	6,638,579	$6,639	18,750	$19	$13,125,470	$(8,143,573)		$(5,753,200)	$(764,645)

See notes to financial statements.

Intrepid Global Imaging 3D, Inc.
(Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative
			during the
			developme
			nt stage
			(January 1,
	Nine months ended		2005 to
	September 30,		September
	2007	2006	30, 2007)
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(1,358,444)	$(4,864,318)	$(5,753,200)
Adjustments to reconcile net loss to net cash
used for operating activities:
Accrued interest	438	7,418	438
Impairment of license agreement	-	-	25,000
Impairment of website development cost	-	173,021	477,275
Issuance of common stock for services	456,500	214,225	749,614
Issuance of common stock for bonuses	805,875	4,261,343	4,045,124
Changes in operating assets and liabilities:
Receivable from related party	(16,269)	-	(16,269)
Prepaid expenses	-	1,901	(3,122)
Accounts payable and accrued liabilities.	6,797	138,470	212,924
Due to former related parties	-	-	(10,851)
Deferred revenue	-	(21,537)	-
Net cash provided by (used for) operating activities	(105,103)	(89,477)	(273,067)

Cash Flows from Investing Activities
Website development costs	-	(2,217)	(11,801)
Net cash provided by (used for) investing activities	-	(2,217)	(11,801)

Cash Flows from Financing Activities
Payments on notes payable	-	-	(52,362)
Proceeds form notes payable	-	12,143	19,067
Payments on loans payable	-	-	(28,387)
Proceeds from advances payable	-	-	27,855
Proceeds from sales of common stock and warrants	110,015	74,000	319,015
Net cash provided by (used for) financing activities	110,015	86,143	285,188

Increase (decrease) in cash	4,912	(5,551)	320

Cash, beginning of period	1,828	7,118	6,420

Cash, end of period	$6,740	$1,567	$6,740

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Intrepid Global Imaging 3D, Inc. (Formerly MangaPets, Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited)

Note 1. Organization and Business Operations

Intrepid Global Imaging, Inc. (formerly MangaPets, Inc. and Newmark Ventures, Inc.) (the “Company”) (a development stage company) was incorporated on March 4, 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In January 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company's desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company's cash dispenser operations were considered discontinued. Since this was the Company's only operating component, the Company re-entered the development stage as of January 1, 2005. There are no assets or liabilities associated with this business component as of September 30, 2007.

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

On October 3, 2007, the Company entered into a Letter of Intent with Emerging Market Communications to undertake a reverse merger. See Note 9.

On both March 14, 2005 and September 29, 2005 the Company effected three (3) for two (2) forward stock splits of its common stock. On September 21, 2006, the Company effected a one (1) for two (2) reserve stock split. The financial statements have been retroactively adjusted to reflect these stock splits.

Note 2. Interim Financial Statements

The unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

Note 3. Receivable from Former Related Party

In the nine months ended September 30, 2007, the Company made advances totaling $16,269 to its former chief executive officer. This receivable is non-interest bearing and is due on demand.

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

In the first quarter of 2006, a dispute arose between the Company and Sygenics and the work was suspended. The Company plans to try to invalidate the contract and to reach a settlement with Sygenics for a lower amount than the $437,428 included in accounts payable and accrued liabilities at September 30, 2007.

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

Note 5. Notes Payable

Notes payable consist of:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Note payable to an individual, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of
the Company	$8,252	$7,891
Note payable to a company, due on demand, including interest at 6%
accrued monthly, secured by all assets and revenues of the Company	1,752	1,675
	$10,004	$9,566

Note 6. Due to Former Related Parties

Due to former related parties consists of:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Due to former chief executive officer and affiliates,
non-interest bearing, due on demand	$4,237	$4,237
Due to former chief accounting officer and affiliates,
non-interest bearing, due on demand	51,779	51,779
Total	$56,016	$56,016

Note 7. Common Stock

              Stock Issuances

In the nine months ended September 30, 2007, the Company sold a total of 115,000 shares of common stock in private placements at prices ranging from $0.50 to $1.50 per share, resulting in proceeds of $110,015 to the Company.

In the nine months ended September 30, 2007, the Company issued a total of 545,000 shares of common stock (including 350,000 shares to two then officers) to various parties for services rendered to the Company. The $1,262,375 estimated fair value of the 545,000 shares at the dates of the respective grants has been included in general and administrative expenses in the accompanying statements of operations.

Warrants

A summary of warrant activity for the nine months ended September 30, 2007 and for the year ended December 31, 2006 follows:

	Shares of Common Stock that Warrants are
	Exercisable Into
	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
Warrants outstanding, beginning of period	177,500	195,000
Issued	-	80,000
Exercised	(47,476)	-
Expired	(100,024)	(97,500)
Warrants outstanding, end of period	30,000	177,500

The 30,000 warrants outstanding at September 30, 2007 are exercisable into 30,000 shares of common stock at an exercise price of $1.00 per share and expire September 21, 2008.

Note 8. Income Taxes

No provision for income taxes was recorded in the nine months ended September 30, 2007 and 2006 since the Company incurred net losses in these periods.

At September 30, 2007, deferred tax assets consist of:
Net operating loss carryforwards	$1,803,900
Less valuation allowance	(1,803,900)
Deferred tax assets, net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $1,803,900 attributable to the future utilization of the approximately $5,154,000 in net operating loss carryforwards as of September 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2018 to 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 9. Subsequent Events

On October 3, 2007 the Company entered into a Letter of Intent (“LOI”) with Emerging Market Communications (“EMC”) to undertake a reverse merger. EMC is a provider of satellite telecommunication services to companies and organizations with needs in countries lacking terrestrial infrastructure. As of November 15, 2007, no contract has been executed and the terms of the reverse merger have not been agreed to. Accordingly, there is no assurance that this transaction will occur.

On October 15, 2007 the Company accepted the resignation of Ryan Hamouth as the Company’s chief operating officer and as a director. Also on October 15, 2007 the Company appointed Richard Specht as a new member of the board of directors.

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

Note 9. Subsequent Events

On October 3, 2007 the Company entered into a Letter of Intent (“LOI”) with Emerging Market Communications (“EMC”) to undertake a reverse merger. EMC is a provider of satellite telecommunication services to companies and organizations with needs in countries lacking terrestrial infrastructure. As of November 15, 2007, no contract has been executed and the terms of the reverse merger have not been agreed to. Accordingly, there is no assurance that this transaction will occur.

On October 15, 2007 the Company accepted the resignation of Ryan Hamouth as the Company’s chief operating officer and as a director. Also on October 15, 2007 the Company appointed Richard Specht as a new member of the board of directors.

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

On October 3, 2007 the Company entered into a Letter of Intent (“LOI”) with Emerging Market Communications (“EMC”) to undertake a reverse merger. EMC is a provider of satellite telecommunication services to companies and organizations with needs in countries lacking terrestrial infrastructure. As of November 15, 2007, no contract has been executed and the terms of the reverse merger have not been agreed to. Accordingly, there is no assurance that this transaction will occur.

On October 15, 2007 the Company accepted the resignation of Ryan Hamouth as the Company’s chief operating officer and as a director. Also on October 15, 2007 the Company appointed Richard Specht as a new member of the board of directors.

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

Results of Operations

Revenue

During the six month period ended September 30, 2007, the Company paused on the development of the MangaPets web portal.

The Company, as of September 30, 2007, is in the development stage and is yet to realize revenues. The Company does not expect to realize revenues before the completion of the first stage of its interactive web portal.

The Company expects to continue to operate at a loss through fiscal 2007 and may continue to operate at a loss until the web portal is defined fully operational. Further, due to the developmental nature of its business operations, the Company cannot determine whether it will ever generate revenues from operations.

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to September 30, 2007, the Company recorded an operating loss of $5,379,202. The majority of the Company’s operating losses are attributable to general and administrative expenses of $4,757,521 and costs in connection with the planning and impairment of the web portal of $477,275. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Capital Expenditures

The Company has written off $477,275 in capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to September 30, 2007 in connection with the development of the web portal.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $26,131 as of September 30, 2007. These assets consist of cash on hand of $6,740, $16,269 receivable from a related party and $3,122 in prepaid expenses. Net stockholders deficiency in the Company was $764,645 at September 30, 2007.

Cash flow used in operating activities was $105,103 for the nine month period ended September 30, 2007 as compared to cash used in operating activities of $89,477 for the nine month period ended September 30, 2006. The decrease of cash flow used in operating activities was due in large part to the $16,266 increase in receivable from related party in 2007.

Cash flow used in investing activities was $0 for the nine month period ended September 30, 2007 as compared to cash flow used in investing activities of $2,217 for the nine month period ended September 30, 2006. The amount in the prior period was related to the investment in the development of the Company’s website.

Cash flow provided from financing activities was $110,015 for the nine month period ended September 30, 2007 as compared to cash flow provided from financing activities of $86,143 for the nine month period ended September 30, 2006. Funds realized from financing activities in the current nine month period can be attributed to the sale of our common stock.

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

ITEM 3.                      CONTROLS AND PROCEDURES

Name	Position(s) and Office(s)

Wilson W. (Bill) Hendricks III	Chief Executive Officer, Chief Financial Officer and Director

Richard Specht	Director

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES

On August 28, 2007, the Company completed the sale of Twenty Five Thousand (25,000) shares of common stock, par value $.001 to Danor Associates LLC, at $.50 yielding gross proceeds to the Company of $12,500. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933.

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

On September 19, 2007, the Company issued 100,000 shares of common stock, par value $0.001, to Arthur Porcari for consulting services rendered. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On August 28, 2007, the Company issued 100,000 shares of common stock, par value $0.001, to Wiliam F. Donovan for consulting services rendered. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On August 28, 2007, the Company issued 20,000 shares of S8, common stock, par value $0.001, to Winston & Strawn for legal services rendered and to be rendered. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

On October 3, 2007 the Company entered into a Letter of Intent (“LOI”) with Emerging Market Communications (“EMC”) to undertake a reverse merger. EMC is a provider of satellite telecommunication services to companies and organizations with needs in countries lacking terrestrial infrastructure. As of November 15, 2007, no contract has been executed and the terms of the reverse merger have not been agreed to. Accordingly, there is no assurance that this transaction will occur.

On October 15, 2007 the Company accepted the resignation of Ryan Hamouth as the Company’s chief operating officer and as a director. Also on October 15, 2007 the Company appointed Richard Specht as a new member of the board of directors.

ITEM 6.                      EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August 2007.

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