Form 10KSB
period 2007-12-31
Intrepid Global Imaging 3D, INC.
filed 2008-04-15
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from__ to __.

Commission file number: 000-27407

INTREPID GLOBAL IMAGING 3D, INC.
(Formerly “Mangapets, Inc.”)
(Name of Small Business Issuer in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1615 Walnut Street
3rd Floor
Philadelphia, PA 19103
(Address of Principal Executive Offices)

(435) 659-6018
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

The registrant's total consolidated revenues for the year ended December 31, 2007 were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $ 15,421,300 based on the average closing bid and asked prices for the common stock on April 14 2008.

At April 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 7,009,682

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

However, in 2006, a dispute arose between the Company and Sygenics. The work of Sygenics is currently suspended.

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

On May 18, 2007, the shareholders holding the majority of the issued and outstanding common voting shares of the Corporation caused the Corporation not to complete on the Material Definitive Agreement. As a result of the Shareholders not agreeing with the merger between Intrepid World Communications and Intrepid Global Imaging 3D, Inc. caused the corporation to cancel 22,000,000 shares of Intrepid Global Imaging 3D, Inc. that were issued pending the closing of the material definitive agreement.

On May 18, 2007 the Material Definitive Agreement between Intrepid World Communications (“IWC”) and Intrepid Global Imaging 3D, (the “Company”) Inc. was terminated. The contract was terminated as a result of disapproval by the holders of a majority of the Company’s voting stock. There were no termination penalties incurred.

On May 18, 2007 as a result of the shareholder vote by the holders of a majority of our voting stock caused the Corporation to reduce it’s board by six board members and officers, Jim Fischbach, Lonny Bassin, John Byrne, Gabe Werba, Donald Miller and John Clark have been voted off as there services are no longer required. This is to be effected as soon as is practicable in accordance with the rules and regulations of the Securities Exchange Act of 1934 as amended, and the State of Delaware.

On May 18th, as a result of the shareholder vote by the holders of a majority of our voting stock,Effective May 18, 2007, the Shareholders appointed Ryan Hamouth as the Company’s chief operating officer. The appointment of Mr. Hamouth as the Company’s chief operating officer was not based on any prior understanding or arrangement.

On May 18th, as a result of the shareholder vote by the holders of a majority of our voting stock, Effective May 18, 2007, the Shareholders appointed Bill Hendricks as director and the Company’s chief executive officer. The appointment of Mr. Hendricks as the Company’s chief executive officer was not based on any prior understanding or arrangement.

On October 3rd Intrepid Global Imaging 3D, Inc. had entered into a Letter of Intent (LOI) with Emerging Market Communications (EMC). The Letter of Intent ("Letter") is to set forth certain understandings between Emerging Market Communications (EMC) and Intrepid Global Imaging 3D, Inc (IGLB) to undertake a stock-for-stock tax-free reorganization under Internal Revenue Code § 351 (“A Reorganization/Reverse Merger”) for the purpose of maximizing the profit potential of both companies.

After due diligence IGLB decided it wasn’t in the best interest of its shareholders to pursue this acquisition. There were no termination penalties incurred.

On October 15, 2007, the board of directors of the Company accepted the resignation of Ryan Hamouth as the Company’s chief operating officer and as a director.

On October 15, 2007, the Company appointed Richard Specht as a new member of the board of directors to serve until the Company’s next annual meeting of stockholders. The appointment of Mr. Specht as a director was not based on any prior understanding or arrangement.

On November 21, 2007, the board of directors of the Company accepted the resignation of Wilson W. (Bill) HendricksIII as the Company’s chief executive officer, chief financial officer and as a director.

On November 21, 2007, the Company appointed William R. Dunavant as the interm Chief Execuitve Officer, Chief Financial Officer and Director to serve until the Company’s next annual meeting of stockholders. The appointment of Mr. Dunavant as the interm Chief Execuitve Officer, Chief Financial Officer and a Director was not based on any prior understanding or arrangement.

On November 26, 2007, Intrepid Global Imaging 3D, Inc. (the “Company”) entered into an agreement with First Versatile Smartcard Solutions Corporation (FVS) (the “Agreement”). The Boards of Directors of Intrepid and First Versatile Smartcard Solutions Corporation, and the sole shareholder of FVS, MacKay Group Limited (MKG), deemed it desirable and in the best interests of the corporations and their shareholders that FVS be merged into Intrepid in accordance with applicable Delaware Statutes.

The manner and basis of converting the shares of the absorbed corporation into shares of the surviving corporation was as follows: Intrepid issued to the FVS’s sole shareholder, (MKG or its assignees, designees or assigns) an amount of shares such that MKG, the shareholder of FVS would own 61% of the then total of issued and outstanding shares of common stock of Intrepid, after giving effect to the issuance of 3,000,000 restricted common shares to the Hamouth Family Trust and 2,000,000 restricted common shares to Roger Dunavant or his assignee upon the new Board’s approval and execution of consulting and/or employment agreements, as the case may be with the respective parties referred to above.

The amount to be issued to MKG (and/or their assignees, designees or assigns, issued in the manner and time in the sole discretion of MKG) is no less than eighteen (18,000,000) million shares of Intrepid. The shares issued to be issued to MKG, Hamouth and Dunavant are issued contemporaneously.

This transaction is deemed to complete between the 1st and 2nd quarter of 2008.

On November 27, 2007, the board of directors approved an amendment to the certificate of incorporation name to Versa Card, Inc.

On November 27, 2007, the certificate of amendment of “Intrepid Global Imaging 3D, Inc.”, changing its name from “Intrepid Global Imaging 3D, Inc.” to “Versa Card, Inc.”, is to be filed with the Secretary of State of the State of Delaware.

On November 30, 2007 The Board also authorized the change in the Corporation’s Principal Executive Offices to 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103.

On December 3, 2007 the Board of Directors of the Company voted to effect a 2:1 reverse split of the Company’s common stock. This action was authorized and approved by the holders of a majority of the outstanding common shares of Intrepid Global Imaging 3D, Inc. authorized to vote. The Board then passed a resolution to effectuate the reverse split immediately, in accordance with all applicable rules and regulations pertaining thereto.

The MangaPets web portal

The portal contains games, merchandizing, and activities inspired by the "Manga" theme. The term “Manga” has come to describe Japanese comic books and animated cartoons.

Being developed for the site are:

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $3,639,918 at December 31, 2006. During fiscal 2005, we recorded a net loss of $754,838. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to fully develop our anticipated web portal, and or the completion of the acquisition of First Versatile Smartcard Solutions Corporation which can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007 or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose.

confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 2 DESCRIPTION OF PROPERTY

The Company currently maintains its office at
1615 Walnut Street
3rd Floor
Philadelphia, PA 19103

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

One matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

December 3, 2007, the holders of a majority of the common stock of Intrepid Global Imaging 3D, Inc., a Delaware corporation (the “Company”), have approved the following actions by written consent in lieu of a special meeting, effective December 3, 2007:

     1. An amendment to the Company’s certificate of incorporation to effect a 1 for 2 reverse stock split with respect to our outstanding common stock and to effect a decrease in the authorized shares of Company common stock from 100,000,000 shares of common stock, $.001 par value, to 50,000,000 shares of common stock, $.001 par value; and

     2. An amendment to the Company’s certificate of incorporation to change our corporate name to Versa Card, Inc.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol, “IGLB.” Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the following prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2006 and 2007 were as follows:

Quarter ended	High	Low
3/31/06	$0.88*	$0.83*
6/30/06	$0.80*	$0.75*
9/30/06	$1.12*	$1.12*
12/29/06	$2.90*	$2.70*
3/31/07	$4.50*	$3.50*
6/30/07	$3.00*	$3.00*
9/30/07	$2.80*	$2.30*
12/29/07	$5.50	$2.75*

*Adjusted to reflect 3:2 forward stock splits on March 14, 2005 and September 29, 2005 and a 1:2 reverse stock split effective on September 21, 2006.

Record Holders

As of April 14, 2007, there were approximately 129 shareholders of record holding a total of 50,009,682 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

On December 24, 2007, the Company issued 16,668 shares of common stock, par value $0.001, to Mark E Jones Trust for consulting services rendered. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

On December 24, 2007, the Company issued 16,666 shares of common stock, par value $0.001, to Brent L. Jones Trust for consulting services rendered. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

On December 24, 2007, the Company issued 16,666 shares of common stock, par value $0.001, to Tonya R. Egger Trust for consulting services rendered. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

On December 24, 2007, the Company issued 25,000 shares of common stock, par value $0.001, to Jerry Bratton for consulting services rendered. The Company relied upon the exemption from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act.

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

Results of Operations

The Company recorded no revenues from operations for the fiscal year ended December 31, 2007 or for the fiscal year ended December 31, 2006.

During the twelve month period ended December 31, 2007, the Company’s operations were limited to developing a web portal, identifying acquisition ventures in the technology sector and satisfying continuous public disclosure requirements

We do not expect to receive revenues within the next twelve months of operation, since we have yet develop our Manga themed web portal. For the current fiscal year, the Company anticipates incurring a loss as a result of web portal development, acquisition expenses, administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

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

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 are attached hereto as pages F-1 through F-16.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On May 18, 2007, the shareholders holding the majority of the issued and outstanding common voting shares of the Corporation caused the Corporation not to complete on the Material Definitive Agreement. As a result of the Shareholders not agreeing with the merger between Intrepid World Communications and Intrepid Global Imaging 3D, Inc. caused the corporation to cancel 22,000,000 shares of Intrepid Global Imaging 3D, Inc. that were issued pending the closing of the material definitive agreement.

On November 26, 2007, Intrepid Global Imaging 3D, Inc. (the “Company”) entered into an agreement with First Versatile Smartcard Solutions Corporation (FVS) (the “Agreement”). The Boards of Directors of Intrepid and First Versatile Smartcard Solutions Corporation, and the sole shareholder of FVS, MacKay Group Limited (MKG), deemed it desirable and in the best interests of the corporations and their shareholders that FVS be merged into Intrepid in accordance with applicable Delaware Statutes.

The manner and basis of converting the shares of the absorbed corporation into shares of the surviving corporation was as follows: Intrepid issued to the FVS’s sole shareholder, (MKG or its assignees, designees or assigns) an amount of shares such that MKG, the shareholder of FVS would own 61% of the then total of issued and outstanding shares of common stock of Intrepid, after giving effect to the issuance of 3,000,000 restricted common shares to the Hamouth Family Trust and 2,000,000 restricted common shares to Roger Dunavant or his assignee upon the new Board’s approval and execution of consulting and/or employment agreements, as the case may be with the respective parties referred to above.

The amount to be issued to MKG (and/or their assignees, designees or assigns, issued in the manner and time in the sole discretion of MKG) is no less than eighteen (18,000,000) million shares of Intrepid. The shares issued to be issued to MKG, Hamouth and Dunavant are issued contemporaneously.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
William Dunavant	50	Chief Executive Officer and Director / CFO
Richard Specht	26	Director / Corporate Secretary

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of two people who during the fiscal year ended December 31, 2007 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

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

Intrepid Global Imaging 3D, Inc.
1615 Walnut Street
3rd Floor
Philadelphia, PA 19103

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2007, 2006, and 2005 concerning cash and non-cash compensation paid or accrued to or on behalf of the chief executive officer at the year ended December 31, 2007, and any other employees to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Dunavant CEO, CFO, PAO, and director	2007 2006 2005		- - -	2,000,000 - - - -	- - -	- - -	- - -	2,000,000 - - -	-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 14, 2008, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 14, 2008, there were shares of common stock issued and outstanding.

Name and Address of Beneficial Owner 1	Number and Class of Common Shares Beneficially Owned	Percent of Class
William R. Dunavant(2)	2,000,000	4.0%
Richard Specht (3)	88,000.2%
Rene Hamouth (4)	4,998,669	9.9%
Mackay Group Limited	18,000,000	36.1%
All Directors and Officers as a Group (2 persons)	2,088,000	4.2%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Intrepid Global Imaging 3D Inc.

/s/ William Dunavant
By: William Dunavant, Chief Executive Officer

/s/ William Dunavant
By: William Dunavant, Chief Financial Officer and Principle Accounting Officer

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