Form 10KSB/A
period 2007-12-31
Intrepid Global Imaging 3D, INC.
filed 2008-04-16
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 are attached hereto as pages F-1 through F-10.

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$10,198	$1,828
Receivable from former relatied party	17,169	-
Prepaid expenses	3,122	3,122
Total Current Assets	30,489	4,950
Other assets	-	-
Total Assets	$30,489	$4,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$742,077	$717,959
Notes payable	10,155	9,566
Due to former related parties	56,016	56,016
Total current liabilities	808,248	783,541
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value
Authorized: 100,000,000 shares	-	-
Issued and outstanding:
6,906,579 and 5,933,123 shares, respectively	6,907	5,933
Common stock issuable: 18,750 shares	19	19
Additional paid-in capital	13,326,202	11,753,786
Accumulated deficit	(8,143,573)	(8,143,573)
Deficit accumulated during the development stage	(5,967,314)	(4,394,756)
Total stockholders' equity (deficiency)	(777,759)	(778,591)
Total Liabilities and Stockholders' Equity (Deficiency)	$30,489	$4,950

See notes to financial statements.

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage (January
			1, 2005 to
	Year ended December 31,		December 31,
	2007	2006	2007)

Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
Website planning costs	-	-	144,406
Impairment of website development costs	-	173,021	477,275
General and administrative expenses (including stock-based
compensation of $1,425,875, $3,453,474, and $4,855,849, respective	1,572,558	3,466,897	5,320,633
Total Costs and Expenses	1,572,558	3,639,918	5,942,314
Net loss from continuing operations	(1,572,558)	(3,639,918)	(5,942,314)
Loss from discontinued operations	-	-	(25,000)
Net Loss	$(1,572,558)	$(3,639,918)	$(5,967,314)

Net loss per share-basic and diluted	$(0.24)	$(0.59)

Number of common shares used to
compute loss per share
Basic and Diluted	6,365,623	6,156,363

See notes to financial statements.

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage (January
			1, 2005 to
	Year ended December 31,		December 31,
	2007	2006	2007)

Cash Flows from Operating Activities
Net income (loss)	$(1,572,558)	$(3,639,918)	$(5,967,314)
Adjustments to reconcile net loss to net cash
used for operating activities:
Accrued interest	589	-	589
Impairment of license agreement	-	-	25,000
Impairment of website development cost	-	173,021	477,275
Issuance of common stock for services	620,000	214,225	913,114
Issuance of common stock for bonuses	805,875	3,239,249	4,045,124
Changes in operating assets and liabilities:
Receivable from related party	(17,169)	-	(17,169)
Prepaid expenses	-	1,999	(3,122)
Accounts payable and accrued liabilities	24,118	(20,954)	230,245
Due to former related parties	-	(10,851)	(10,851)
Deferred revenue	-	(21,537)	-
Net cash provided by (used for) operating activities	(139,145)	(64,766)	(307,109)

Cash Flows from Investing Activities
Website development costs	-	(2,217)	(11,801)
Net cash provided by (used for) investing activities	-	(2,217)	(11,801)

Cash Flows from Financing Activities
Payments on notes payable	-	(18,920)	(52,362)
Proceeds form notes payable	-	-	19,067
Payments on loans payable	-	(28,387)	(28,387)
Proceeds from advances payable	-	-	27,855
Proceeds from sales of common stock and warrants	147,515	109,000	356,515
Net cash provided by (used for) financing activities	147,515	61,693	322,688

Increase (decrease) in cash	8,370	(5,290)	3,778

Cash, beginning of period	1,828	7,118	6,420

Cash, end of period	$10,198	$1,828	$10,198

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
Period December 31, 2004 to December 31, 2007
(Expressed in US Dollars)

								Deficit
								Accumulated
					Additional			During the
	Common Stock		Common Stock Issuable		Paid-in	Accumulated		Development
	Shares	Amount	Shares	Amount	Capital	Deficit		Stage		Total
Balances, December 31, 2004	4,028,914	$4,029	88,594	$89	$7,783,096	$(8,143,573	) $	-		$(356,359)
Issuance of common stock for
settlement of accrued expenses and debt
January 2005	15,750	16	-	-	13,984	-		-		14,000
August 2005	22,365	22	-	-	74,528	-		-		74,550
September 2005	22,500	23	-	-	29,977	-		-		30,000
November 2005	35,000	35	-	-	83,965	-		-		84,000
Issuance of common stock and warrants for cash
May 2005	37,500	38	-	-	49,962	-		-		50,000
June 2005	-	-	18,750	19	24,981	-		-		25,000
September 2005	18,750	19	-	-	24,981	-		-		25,000
Issuance of common stock issuable
May 2005	88,594	89	(88,594)	(89)	-	-		-		-
Issuance of common stock for services
May 2005	7,500	7	-	-	19,993	-		-		20,000
August 2005	3,750	4	-	-	9,996	-		-		10,000
October 2005	2,500	2	-	-	4,998	-		-		5,000
November 2005	20,000	20	-	-	47,480	-		-		47,500
December 2005	12,500	12	-	-	24,988	-		-		25,000
Net loss	-	-	-	-	-	-		(754,838)		(754,838)
Balances, December 31, 2005	4,315,623	4,316	18,750	19	8,192,929	(8,143,573)		(754,838)		(701,147)
Issuance of common stock and warrants for cash
February 2006	50,000	50	-	-	49,950	-		-		50,000
September 2006	30,000	30	-	-	23,970	-		-		24,000
December 2006	35,000	35	-	-	34,965	-		-		35,000
Issuance of common stock for services
May 2006	37,500	37	-	-	90,713	-		-		90,750
September 2006	102,500	102	-	-	123,373	-		-		123,475
Issuance of common stock for bonuses
April 2006	112,500	113	-	-	206,887	-		-		207,000
May 2006	3,125,000	3,125	-	-	7,577,500	-		-		7,580,625
Cancellation of common stock	(1,875,000)	(1,875)	-	-	(4,546,501)	-		-		(4,548,376)
Net loss	-	-	-	-	-	-		(3,639,918)		(3,639,918)
Balances, December 31, 2006	5,933,123	5,933	18,750	19	11,753,786	(8,143,573)		(4,394,756)		(778,591)
Unaudited:
Issuance of common stock for cash
February 2007	20,000	20	-	-	29,980	-		-		30,000
March 2007	35,000	35	-	-	49,980	-		-		50,015
July 2007	35,000	35	-	-	17,465	-		-		17,500
August 2007	25,000	25	-	-	12,475	-		-		12,500
November 2007	50,000	50	-	-	37,450	-		-		37,500
Issuance of common stock for cashless										-
warrant exercise										-
May 2007	45,456	46	-	-	(46)	-		-		-
Issuance of common stock for services										-
May 2007	75,000	75	-	-	145,425	-		-		145,500
August 2007	20,000	20	-	-	54,980	-		-		55,000
September 2007	100,000	100	-	-	255,900	-		-		256,000
October 2007	100,000	100	-	-	74,900	-		-		75,000
November 2007	28,000	28	-	-	20,972	-		-		21,000
December 2007	90,000	90	-	-	67,410	-		-		67,500
Issuance of common stock for bonus										-
May 2007	350,000	350	-	-	805,525	-		-		805,875
Net loss	-	-	-	-	-	-		(1,572,558)		(1,572,558)
Balances, December 31, 2007	6,906,579	$6,907	18,750	$19	$13,326,202	$(8,143,573	) $	(5,967,314	) $	(777,759)

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 1. Organization and Business Operations

Intrepid Global Imaging, Inc. (formerly MangaPets, Inc. and Newmark Ventures, Inc.) (the “Company”) (a development stage company) was incorporated on March 4, 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

In January 2005, the Company decided to discontinue its operations with respect to their right to promote, sell and deploy the Triton product line of non-depository, indoor cash dispensers under the license agreement obtained in 2003. The decision to discontinue this component was made by management due to the Company's desire to shift its business focus to other unrelated opportunities. Accordingly, as of December 31, 2004, the Company's cash dispenser operations were considered discontinued. Since this was the Company's only operating component, the Company re-entered the development stage as of January 1, 2005. There are no assets or liabilities associated with this business component as of December 31, 2007.

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

On November 26, 2007, the Company entered into an Agreement with First Versatile Smartcard Solutions Corporation (“FVS”) to merge assets into the Company in exchange for 18,000,000 shares of Company common stock. In connection with the merger, the Board of Directors approved a name change for the Company to Versa Card, Inc. and a two (2) for one (1) reverse split of its common stock. As of March 20, 2008, the name change and reverse split have not yet been effected.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2007, the Company had cash of $10,198, a working capital deficiency of $777,759 and a stockholders’ deficiency of $597,759. Further, the Company had a net loss of $1,441,558) for the year ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In 2006, general and administrative expenses were reduced by $246,259 for adjustments to certain liability account balances resulting primarily from changes in estimated amounts due.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and approximation of current market interest rates.

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

Computer software and website development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and website content, payroll and interest costs are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational. Costs incurred when the website and related software are in the operating stage will be expensed as incurred.

Comprehensive Income

The Company had no items of other comprehensive income in 2007 or 2006.

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Since the Company did not issue stock options to employees during the years ended December 31, 2007 or 2006, there is no effect on net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Note 3. Receivable from Former Related Party

During the year ended December 31, 2007, the Company made advances totaling $17,169 to its former chief executive officer. This receivable is non-interest bearing and is due on demand.

Note 4. Website Development Costs

On July 15, 2005, the Company entered into a Portal Development Agreement (the “Agreement”) with Sygenics Interactive Inc. (“Sygenics”). The Agreement provided for the development by Sygenics of a

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Note 5. Other Assets

As of December 31, 2007, other assets consist of $180,000 that has been invested in First Versatile Smartcard Solutions Corporation by way of the issuance of 18,000,000 common shares.

Note 6. Notes Payable

Notes payable consist of:

	December 31,	December 31,
	2007	2006
		(Audited)

Note payable to an individual, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	$8,377	$7,891

Note payable to a company, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	1,778	1,675
	$10,115	$9,566

Note 6. Due to Former Related Parties

Due to former related parties consists of:

	December 31,	December 31,
	2007	2006
		(Audited)
Due to former chief executive officer and affiliates, non-interest bearing, due on demand	$4,237	$4,237
Due to former chief accounting officer and affiliates, non-interest bearing, due on demand	51,779	51,779
Total	$56,016	$56,016

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 7.	Common Stock

Stock Issuances

In the year ended December 31, 2007, the Company sold a total of 165,000 shares of common stock in private placements at prices ranging from $0.50 to $1.50 per share, resulting in proceeds of $147,515 to the Company.

In the year ended December 31, 2007, the Company issued a total of 5,763,000 shares of common stock (including 5,350,000 shares to two then officers) to various parties for services rendered to the Company. The $1,294,875 estimated fair value of the 5,763,000 shares at the dates of the respective grants has been included in general and administrative expenses in the accompanying statements of operations.

Warrants

A summary of warrant activity for the years ended December 31, 2007 and 2006 follows:

	Shares of Common Stock that Warrants are
	Exercisable Into
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Warrants outstanding, beginning of period	177,500	195,000
Issued	-	80,000
Exercised	(47,476)	-
Expired	(100,024)	(97,500)
Warrants outstanding, end of period	30,000	177,500

The 30,000 warrants outstanding at September 30, 2007 are exercisable into 30,000 shares of common stock at an exercise price of $1.00 per share and expire September 21, 2008.

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 8. Income Taxes

No provision for income taxes was recorded in the nine months ended September 30, 2007 and 2006 since the Company incurred net losses in these periods.

At September 30, 2007, deferred tax assets consist of:
Net operating loss carryforwards	$1,816,000
Less valuation allowance	(1,816,000)
Deferred tax assets, net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $1,816,000 attributable to the future utilization of the approximately $5,189,633 in net operating loss carryforwards as of December 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2018 to 2027.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 2008.

Intrepid Global Imaging 3D Inc.

/s/ William Dunavant
By: William Dunavant, Chief Executive Officer

/s/ William Dunavant
By: William Dunavant, Chief Financial Officer and Principle Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3(i)(a)	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
3(i)(b)	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
3(i)(c)	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *
3(i)(d)	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.) *
3(i)(e)	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15,2005) *
3(i)(f)	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005) *
3(ii)	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
10(i)	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003) *
10(ii)	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004 *
10(iii)	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004) *
10(iv)	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(v)	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(vi)	Consulting Agreement dated October 1, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(vii)	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005) *
10(viii)	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006) *
10(ix)	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005) *
10(x)	Debt Settlement Agreement dated November 9, 2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17, 2006) *
10(xi)	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006) *
10(xii)	Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.(Incorporated by reference from Form 8k filed on January 29,2007) *
14	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
31.1	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.
31.2	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of the Company