Form 10KSB/A
period 2007-12-31
Intrepid Global Imaging 3D, INC.
filed 2008-04-16
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from _______ to _______.

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
Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

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

At April 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 6,906,579

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 are attached hereto as pages F-1 through F-11.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intrepid Global Imaging 3D, Inc.

I have audited the accompanying balance sheets of Intrepid Global Imaging 3D, Inc. (the Company), a development stage company, as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholder’s equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Global Imaging 3D, Inc., a development stage company, as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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
April 15, 2008

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

Note 9. Agreement with FVS

As discussed in Note 1, the Company entered into a Merge Agreement with FVS (a Philippine corporation in the business of developing a smastcard for use in the Philippines) in November 2007. Under the agreement, the sole stockholder of FVS, or his designee is to receive 18,000,000 newly issued shares of Company common stock, the Company’s chief executive officer is to receive 2,000,000 newly issued shares of Company common stock, and an affiliate of the Company’s former chief executive officer is to receive 3,000,000 newly issued shares of Company common stock. The agreement, which is subject to certain conditions precedent to closing, is expected to close in April or May 2008.

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