Form 10KSB/A
period 2007-12-31
Intrepid Global Imaging 3D, INC.
filed 2008-04-18
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2008

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$10,198	$1,828
Receivable from former related party	17,169	-
Prepaid expenses	3,122	3,122
Total Current Assets	30,489	4,950
Other assets	-	-
Total Assets	$30,489	$4,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$742,077	$717,959
Notes payable	10,155	9,566
Due to former related parties	56,016	56,016
Total current liabilities	808,248	783,541
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value
Authorized: 100,000,000 shares	-	-
Issued and outstanding:
6,906,579 and 5,933,123 shares, respectively	6,907	5,933
Common stock issuable: 18,750 shares	19	19
Additional paid-in capital	13,326,202	11,753,786
Accumulated deficit	(8,143,573)	(8,143,573)
Deficit accumulated during the development stage	(5,967,314)	(4,394,756)
Total stockholders' equity (deficiency)	(777,759)	(778,591)
Total Liabilities and Stockholders' Equity (Deficiency)	$30,489	$4,950

See notes to financial statements.

Intrepid Global Imaging 3D, Inc. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Cumulative
			during the
			development
			stage (January
			1, 2005 to
	Year ended December 31,		December 31,
	2007	2006	2007)

Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
Website planning costs	-	-	144,406
Impairment of website development costs	-	173,021	477,275
General and administrative expenses (including stock-based
compensation of $1,425,875, $3,453,474, and $4,855,849, respective	1,572,558	3,466,897	5,320,633
Total Costs and Expenses	1,572,558	3,639,918	5,942,314
Net loss from continuing operations	(1,572,558)	(3,639,918)	(5,942,314)
Loss from discontinued operations	-	-	(25,000)
Net Loss	$(1,572,558)	$(3,639,918)	$(5,967,314)

Net loss per share-basic and diluted	$(0.25)	$(0.59)

Number of common shares used to
compute loss per share
Basic and Diluted	6,365,623	6,156,363

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

INTREPID GLOBAL IMAGING 3D, INC. (Formerly Mangapets, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
Period December 31, 2004 to December 31, 2007
(Expressed in US Dollars)

							Deficit
							Accumulated
					Additional		During the
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balances, December 31, 2004	4,028,914	$4,029	88,594	$89	$7,783,096	$(8,143,573)	$-	$(356,359)
Issuance of common stock for
settlement of accrued expenses and debt
January 2005	15,750	16	-	-	13,984	-	-	14,000
August 2005	22,365	22	-	-	74,528	-	-	74,550
September 2005	22,500	23	-	-	29,977	-	-	30,000
November 2005	35,000	35	-	-	83,965	-	-	84,000
Issuance of common stock and warrants for cash
May 2005	37,500	38	-	-	49,962	-	-	50,000
June 2005	-	-	18,750	19	24,981	-	-	25,000
September 2005	18,750	19	-	-	24,981	-	-	25,000
Issuance of common stock issuable
May 2005	88,594	89	(88,594)	(89)	-	-	-	-
Issuance of common stock for services
May 2005	7,500	7	-	-	19,993	-	-	20,000
August 2005	3,750	4	-	-	9,996	-	-	10,000
October 2005	2,500	2	-	-	4,998	-	-	5,000
November 2005	20,000	20	-	-	47,480	-	-	47,500
December 2005	12,500	12	-	-	24,988	-	-	25,000
Net loss	-	-	-	-	-	-	(754,838)	(754,838)
Balances, December 31, 2005	4,315,623	4,316	18,750	19	8,192,929	(8,143,573)	(754,838)	(701,147)
Issuance of common stock and warrants for cash
February 2006	50,000	50	-	-	49,950	-	-	50,000
September 2006	30,000	30	-	-	23,970	-	-	24,000
December 2006	35,000	35	-	-	34,965	-	-	35,000
Issuance of common stock for services
May 2006	37,500	37	-	-	90,713	-	-	90,750
September 2006	102,500	102	-	-	123,373	-	-	123,475
Issuance of common stock for bonuses
April 2006	112,500	113	-	-	206,887	-	-	207,000
May 2006	3,125,000	3,125	-	-	7,577,500	-	-	7,580,625
Cancellation of common stock	(1,875,000)	(1,875)	-	-	(4,546,501)	-	-	(4,548,376)
Net loss	-	-	-	-	-	-	(3,639,918)	(3,639,918)
Balances, December 31, 2006	5,933,123	5,933	18,750	19	11,753,786	(8,143,573)	(4,394,756)	(778,591)
Unaudited:
Issuance of common stock for cash
February 2007	20,000	20	-	-	29,980	-	-	30,000
March 2007	35,000	35	-	-	49,980	-	-	50,015
July 2007	35,000	35	-	-	17,465	-	-	17,500
August 2007	25,000	25	-	-	12,475	-	-	12,500
November 2007	50,000	50	-	-	37,450	-	-	37,500
Issuance of common stock for cashless								-
warrant exercise								-
May 2007	45,456	46	-	-	(46)	-	-	-
Issuance of common stock for services								-
May 2007	75,000	75	-	-	145,425	-	-	145,500
August 2007	20,000	20	-	-	54,980	-	-	55,000
September 2007	100,000	100	-	-	255,900	-	-	256,000
October 2007	100,000	100	-	-	74,900	-	-	75,000
November 2007	28,000	28	-	-	20,972	-	-	21,000
December 2007	90,000	90	-	-	67,410	-	-	67,500
Issuance of common stock for bonus								-
May 2007	350,000	350	-	-	805,525	-	-	805,875
Net loss	-	-	-	-	-	-	(1,572,558)	(1,572,558)
Balances, December 31, 2007	6,906,579	$6,907	18,750	$19	$13,326,202	$(8,143,573)	$(5,967,314)	$(777,759)

See notes to financial statements.

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 1.	Organization and Business Operations

Intrepid Global Imaging 3D, Inc. (formerly MangaPets, Inc. and Newmark Ventures, Inc.) (the “Company”) (a development stage company) was incorporated on March 4, 1998. The Company is a holding company that was formed to acquire both majority and minority interests in various business operations and assist in their development.

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

On October 3, 2007, the Company entered into a Letter of Intent with Emerging Market Communications to undertake a reverse merger. In November 2007, the Company decided not to complete this transaction.

On November 26, 2007, the Company entered into an Agreement with First Versatile Smartcard Solutions Corporation (“FVS”) to merge assets into the Company in exchange for 18,000,000 shares of Company common stock (see note 9). In connection with the merger, the Board of Directors approved a name change for the Company to Versa Card, Inc. and a one (1) for two (2) reverse split of its common stock to be effective on the date that the OTC Bulletin Board deems such reverse split to be effective, expected in April 2008.

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

Basis of Presentation

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2007, the Company had cash of $10,198, a working capital deficiency of $777,759 and a stockholders’ deficiency of $777,759. Further, the Company had a net loss of $1,572,558) for the year ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, receivable from former related party, accounts payable and accrued liabilities, notes payable and due to former related parties. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and approximation of current market interest rates.

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

Stock Based Compensation

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

In the first quarter of 2006, a dispute arose between the Company and Sygenics and the work was suspended. The Company plans to try to invalidate the contract and to reach a settlement with Sygenics for a lower amount than the $437,428 included in accounts payable and accrued liabilities at December 31, 2007.

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

Note 5.	Notes Payable

Notes payable consist of:

	December 31,	December 31,
	2007	2006

Note payable to an individual, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	$8,377	$7,891
Note payable to a company, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	1,778	1,675
	$10,155	$9,566

Note 6.	Due to Former Related Parties

Due to former related parties consists of:

	December 31,	December 31,
	2007	2006

Due to former chief executive officer and affiliates, non-interest bearing, due on demand	$4,237	$4,237
Due to former chief accounting officer and affiliates, non-interest bearing, due on demand	51,779	51,779
Total	$56,016	$56,016

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 7.	Common Stock

Stock Issuances

In the year ended December 31, 2007, the Company sold a total of 165,000 shares of common stock in private placements at prices ranging from $0.50 to $1.50 per share, resulting in proceeds of $147,515 to the Company.

In the year ended December 31, 2007, the Company issued a total of 763,000 shares of common stock to various parties for services rendered to the Company. The $1,425,875 estimated fair value of the 763,000 shares at the dates of the respective grants has been included in general and administrative expenses in the accompanying statements of operations.

Warrants

A summary of warrant activity for the years ended December 31, 2007 and 2006 follows:

	Shares of Common Stock that Warrants are
	Exercisable Into
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Warrants outstanding, beginning of period	177,500	195,000
Issued	-	80,000
Exercised	(45,456)	-
Expired	(102,044)	(97,500)
Warrants outstanding, end of period	30,000	177,500

The 30,000 warrants outstanding at December 31, 2007 are exercisable into 30,000 shares of common stock at an exercise price of $1.00 per share and expire September 21, 2008.

INTREPID GLOBAL IMAGING 3D, INC. (formerly MANGAPETS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 8.	Income Taxes

No provision for income taxes was recorded in the years ended December 31, 2007 and 2006 since the Company incurred net losses in these periods.

At December 31, 2007, deferred tax assets consist of:
Net operating loss carryforwards	$1,816,000
Less valuation allowance	(1,816,000)
Deferred tax assets, net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $1,816,000 attributable to the future utilization of the approximately $5,200,000 in net operating loss carryforwards as of December 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2018 to 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 9.	Agreement with FVS

As discussed in Note 1, the Company entered into a Merger Agreement with FVS (a Philippines corporation in the business of developing a smartcard for use in the Philippines) in November 2007. Under the agreement, the sole stockholder of FVS, or his designee is to receive 18,000,000 newly issued shares of Company common stock, the Company’s chief executive officer is to receive 2,000,000 newly issued shares of Company common stock, and an affiliate of the Company’s former chief executive officer is to receive 3,000,000 newly issued shares of Company common stock. The agreement, which is subject to certain conditions precedent to closing, is expected to close in April or May 2008.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April 2008.

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