Form 10-Q
period 2008-03-31
VERSA CARD, INC.
filed 2008-05-20
CIK 1066764

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008
Commission File No. 000-27407

Versa Card, Inc.
(Formerly “Intrepid Global Imaging 3D, Inc..”)
(Exact name of small business issuer as specified in its charter)

DELAWARE	98-0187705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1615 Walnut Street, 3rd Floor. Philadelphia, PA 19103
(Address of principal executive office) (Postal Code)

(215) 972-1717
(Registrant’s telephone number)

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2008 was 50,009,682.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$223	$10,198
Receivable from former related party	17,169	17,169
Prepaid expenses	3,122	3,122
Total current assets	20,514	30,489

Investment in Subsidiary - A	18,000	-
Investment in Subsidiary - B	20,000	-
Total Investment in subsidiaries	38,000	-

TOTAL ASSETS	$58,514	$30,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$820,077	$742,077
Notes payable	10,308	10,155
Due to former related parties	56,016	56,016
Total current liabilities	886,401	808,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value 100,000,000 shares authorized, 50,009,682 and 6,906,579 outstanding at March 31, 2008 and December 31, 2007 respectively	50,010	6,907
Common stock issuable: 18,750 shares at December 31, 2007	-	19
Additional paid-in capital	13,326,202	13,326,202
Accumulated deficit	(8,143,573)	(8,143,573)
Accumulated deficit during development stage	(6,060,526)	(5,967,314)
Total stockholders’ deficit	(827,887)	(777,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,514	$30,489

See notes to consolidated financial statements.

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period January 1,
			2005 (Date of
	Three Months Ended		Inception) Through
	March 31,		March 31, 2008
	2008	2007

REVENUE	$-	$-	$-

EXPENSES:
Website planning costs	-	-	144,406
Impairment of website development costs	-	-	477,275
General and administrative expenses (including stock based compensation	93,212	42,498	5,413,845
Total costs and expenses	93,212	42,498	6,035,526

NET LOSS FROM CONTINUED OPERATIONS	(93,212)	(42,498)	(6,035,526)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(25,000)

NET LOSS	$93,212	$(42,498)	$(6,060,526)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.01)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	49,536,022	5,939,789

See notes to consolidated financial statements.

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			Period January 1,
			2005 (Date of
	Three Months Ended		Inception) Through
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,212)	$(42,498)	$(6,060,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	153	144	742
Impairment of license agreement	-	-	25,000
Impairment of website development cost	-	-	477,275
Issuance of common stock for services	43,084	-	956,198
Issuance of common stock for bonuses	-	-	4,045,124
Changes in assets and liabilities:
Receivable from related party	-	(25,000)	(17,169)
Prepaids expenses	-	(10,347)	(3,122)
Accounts payable and accrued liabilities	78,000	25,217	308,245
Due to former related parties	-	-	(10,851)
Net cash used in operating activities	28,025	(52,484)	(279,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website development cost	-	-	(11,801)
Investment in subsidiaries	(38,000)	-	(38,000)
Net cash used in investing activities	(38,000)	-	(49,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	-	(52,362)
Proceeds from notes payable	-	-	19,067
Payment on loans payable	-	-	(28,387)
Proceeds from advances payable	-	-	27,855
Proceeds from sales of common stock and warrants	-	80,015	356,515
Net cash provided by financing activities	-	80,015	322,688
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,975)	27,531	(6,197)
EFFECT OF EXCHANGE RATE CHANGES	-	-	6,420
BEGINNING OF PERIOD	10,198	1,828	-
END OF PERIOD	$223	$29,359	$223

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to condensed financial statements

VERSA CARD, INC. (f / k/ a Intrepid Global Imaging 3D, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Versa Card, Inc. (formerly known as Intrepid Global Imaging 3D, Inc, MangaPets, Inc. and Newmark Ventures, Inc.) (the “Company”) is a development stage company which was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

Since inception to December 31, 2007, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated, including, but not limited to, developing a web portal, identifying acquisition ventures in the technology sector and satisfying continuous public disclosure requirements. During the fourth quarter of 2007 and thereafter, the Company also focused on consummating the transaction with smartcard/ e-purse company, First Versatile Smartcard Solutions Corporation (FVS), while also continuing to explore the development of its web portal.

As of April 28, 2008, the Company, through its wholly owned subsidiary, First Versatile Smartcard Solutions Corporation (“FVS”), now provides a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house (“Versa Card”) that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, convenience stores, fast-food outlets, telecommunications, gas, electricity, water and other utilities, healthcare institutions, gas stations, drugstores, supermarkets, ATMs, banks, credit cards, cell phones, vending machines, toll roads, parking, and other commercial establishments. Versa Card can also store and secure important data, including, but not limited to, medical, identification, corporate payroll and disbursement, and other information, and can be used as a national identification card, a national school identification card, a national voting card, a medical insurance card, and a corporate payroll card which can track disbursements.

The Company spent the quarter ended March 31, 2008 closing the transaction between FVS and the Company and did not conduct any other business during the quarter.

NOTE 2. CHANGE IN BUSINESS

On April 28, 2008, the Company entered into a stock purchase agreement with MacKay Group Limited (“MKG”), the sole shareholder of FVS, to acquire all outstanding equity securities of FVS (the “FVS Transaction”). As a result of the FVS Transaction:

•	The Company has issued , under Section 4(2) of the Securities Act, 18,000,000 shares of common stock to MKG in exchange for all outstanding equity securities of FVS;
•	FVS is now a wholly owned subsidiary of the Company;
•	MKG holds approximately 60% of the Company’s common stock; and
•
The Company has entered the smartcard business by providing a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, retail, utilities, banking and other commercial establishments.

As a result of the FVS Transaction, the Board of Directors: (a) increased the number of Directors from 1 member to 3 members; (b) accepted the resignation of Richard Specht as a Director and Officer; (c) appointed James R. MacKay, Zacarias Rivera, and Dr. Donovan as Directors; and (d) elected James R. Mackay, Chief Executive Officer and Dr. Donovan, Secretary.

NOTE 3 - ORGANIZATION

As of April 28, 2008, the directors of the Company are James MacKay, Zacarias Rivera, and Dr. William Donovan. As of April 28, 2008, MacKay and Dr. Donovan were elected CEO and Secretary of the Company respectively.

James R. MacKay, age 50, is a Director and Chief Executive Officer of the Company. Mr. MacKay is the founder and chairman of MacKay Group Limited, a company which, among other things, acquires and develops advanced technologies, bringing them to significant global markets. Mr. MacKay is currently the chairman of the board of directors of Biofield Corp. and former chairman of True Product ID, Inc., companies in the MacKay Group Portfolio. He was also past Chairman of Sure Trace Security Corporation, within the last five years. During his career, Mr. MacKay has helped fund and operate and/or been otherwise involved in significant ventures worldwide, including ventures associated with the music industry, sports, luxury hotels and resorts, nightclubs, gaming and casinos, real estate, advanced technology, biotechnology and healthcare, mass public projects, telecommunications and internet, environment, banking/finance, port development, energy and mining, among others. Indicative of the respect and admiration he has earned in China, Mr. MacKay is one of the few foreigners who have been invited by Chinese Government to address them at the Great Hall of the People in Beijing. He has worked with some of China’s leading government representatives and agencies, organizations, companies and financial institutions. His contacts and business relationships extend to key government and industry representatives in Europe, Asia, the Americas, the Middle East and Africa.

William Donovan, M.D., age 65, is a Director and Secretary of the Company. He is a Board Certified Orthopedic Surgeon, and has been involved with venture funding and management for over 25 years. He was the co-founder of DRCA (later known as I.O.I) and became Chairman of this company that went from the pink sheets, to NASDAQ and then to the AMEX before being acquired by a subsidiary of the Bass Family. He was a founder of “I Need A Doc”, later changed to IP2M that was acquired by Dialog Group, a publicly traded company. He was the Chairman of House of Brussels, an international chocolate company and president of ChocoMed, a specialized confectionery company combining Nutraceuticals with chocolate bars. Dr. Donovan has been practicing in Houston since l975. Throughout his career as a physician, he has been involved in projects with both public and private enterprises. He received his Orthopedic training at Northwestern University in Chicago. He was a Major in the USAF for 2 years at Wright Patterson Air force base in Dayton, Ohio. He established Northshore Orthopedics in 1975 and continues in active practice in Houston, Texas specializing in Orthopedic Surgery. Dr. Donovan is the sole member of the Compensation Committee.

Zacarias Rivera, age 27, is a Director of the Company. Mr. Rivera is a Drexel University graduate and young entrepreneur. He is the founder and current CEO of a highly successful design agency, 215 Design Group, which he established in 2003. Mr. Rivera was chosen to serve on the Board of First Versatile Smartcard Solutions Corporation (“FVS”) because of his extensive experience in representing The Mackay Group in several international business ventures in the US, China, and the Philippines. During his most recent visit to Asia, Mr. Rivera worked directly with FVS to create and help design the worldwide branding initiatives and to redesign and implement the FVS website and other corporate image materials, in his time spent working with the team in Manila. He performed many of these same services for other of the Mackay Group of companies including Biofield Corp., True Product ID, Inc., and The MacKay Group. Mr. Rivera has been working with Chairman James MacKay of The Mackay Group since 2003. During his time spent with The Mackay Group, Mr. Rivera has been given the opportunity to repeatedly travel to Asia, building a network of international contacts while assisting in all business relations in Asia. His travels to Asia have helped Mr. Rivera to build a network of personal industrial and governmental contacts from a variety of fields, including the financial, medical, education, and real estate industries.

Prior to April 28, 2008, the Company’s officers and directors were as follows:

Richard Specht	Director (October 2007 to April 2008) CEO & Secretary (April 2008)

William Dunavant	CEO, CFO and Director (November 2007 to April 2008)

Ryan Hamouth	COO (May 2007 to October 2007)

Bill Hendricks	CEO, CFO, and Director (May 2007-November 2007)

James Fischbach	CEO and Director (February 2007 to May 2007)

John Bryne, Gabe Werba, Donald Miller, and John Clark	Directors (February 2007 to May 2007)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, the term “Company” refers to Versa Card, Inc. a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this filing reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company’s investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company’s estimates could change in the near term with respect to this matter.

The Company has adopted and follows the guidance provided in the U.S Security and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations. The Company is currently evaluating the potential impact of this on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of this on the Company’s consolidated financial statements.

NOTE 6 - SUBSEQUENT EVENTS

On April 9, 2008 the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that on December 3, 2007 stockholders of the Company holding over a majority of the Company’s common stock executed a written consent authorizing the Board to amend the Company’s Articles of Incorporation to effect the 1 for 2 reverse stock split and to change the name of the Company to Versa Card, Inc. The Board believes that the proposed reverse stock split will benefit the Company by increasing the per share market price of its common stock, which is a factor in whether the Common Stock meets investing guidelines for certain institutional investors and investment funds, although there is no assurance that the market price will increase. The SEC had 10 days from the April 9, 2008 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period. The Company will file a definitive information statement (Schedule DEF 14C) with the SEC and mail the definitive information statement to all shareholders of record.   The reverse split will go into effect 20 days from the mailing date.

On April 28, 2008, the Company entered into a stock purchase agreement with MKG, the sole shareholder of FVS, to acquire all outstanding equity securities of FVS (the “FVS Transaction”). As a result of the FVS Transaction:

•	The Company has issued , under Section 4(2) of the Securities Act, 18,000,000 shares of common stock to MKG in exchange for all outstanding equity securities of FVS;
•	FVS is now a wholly owned subsidiary of the Company;
•	MKG holds approximately 60% of the Company’s common stock; and
•
The Company has entered the smartcard business by providing a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, retail, utilities, banking and other commercial establishments.

As a result of the FVS Transaction, the Board of Directors: (a) increased the number of Directors from 1 member to 3 members; (b) accepted the resignation of Richard Specht as a Director and Officer; (c) appointed James R. MacKay, Zacarias Rivera, and Dr. Donovan as Directors; and (d) elected James R. Mackay, Chief Executive Officer and Dr. Donovan, Secretary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will", "should", "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above and in the Company’s last Form 10-KSB for 2006 and 2005 under "Risk Factors". We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

AS A RESULT OF THE FVS TRANSACTION, THE COMPANY ENTERS THE SMARTCARD/ E-PURSE BUSINESS

As a result of the FVS Transaction, the Company, through its wholly owned subsidiary, FVS, changed its business to provide a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house (“Versa Card”) that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, convenience stores, fast-food outlets, telecommunications, gas, electricity, water and other utilities, healthcare institutions, gas stations, drugstores, supermarkets, ATMs, banks, credit cards, cell phones, vending machines, toll roads, parking, and other commercial establishments. Versa Card can also store and secure important data, including, but not limited to, medical, identification, corporate payroll and disbursement, and other information, and can be used as a national identification card, a national school identification card, a national voting card, a medical insurance card, and a corporate payroll card which can track disbursements.

The Company believes that FVS is strategically placed to be a leader in the “Smartcard/Cashless Revolution” and a leading provider of integrated smartcard technology in Asia. FVS has established strategic alliances with prominent government, industry, and banking leaders, in the Philippines, China, India, Japan, Hong Kong, Macau, Singapore, and the Middle East. FVS has relationships with various industry partners in transit operations, telecommunications, banking, smart card technology, loyalty, system integration, and merchants to make FVS’s smart card systems available in as many places as possible. FVS’ initial operations are in the Philippines with a roll out year one of several millions of cards, focusing around mass transit systems, convenience stores, fast-food outlets, telecommunications, and other commercial establishments in the Greater Metro Manila Region. Discussions are also taking place to use millions of Versa Cards in, inter alia, China and India, in connection with, inter alia, medical and other equipment as part of certain government initiatives.

From inception through December 31, 2007, the Company had considered acquisitions in various business operations in other industries, none of which were consummated.

The Company spent the quarter ended March 31, 2008 closing the transaction between FVS and the Company and did not conduct any other business during the quarter.

The Company’s history of operations have been limited to developing a web portal, identifying acquisition ventures in the technology sector and satisfying continuous public disclosure requirements.

Results of Operations

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These Unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10-KSB-A.

The Company recorded no revenues from operations for the three-months ended March 31, 2008 and 2007.

We do not expect to receive revenues within the next twelve months of operation, since we have yet to develop our web portal. For fiscal year 2008, the Company anticipates incurring losses as a result of web portal development, acquisition expenses, administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to March 31, 2008, the Company recorded an operating loss of $6,060,526. The majority of the Company’s operating losses are attributable to general and administrative expenses of $5,413,845 and costs in connection with the planning and impairment of the web portal of $477,275. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company has written off $477,275 in capital expenditures for the period from January 1, 2005 (date upon which the Company re-entered the development stage) to March 31, 2008 in connection with the development of the web portal.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $20,514 and other assets of $38,000 for total assets of $58,514 as of March 31, 2008. These assets consist of $233 cash on hand, $17,169 receivable from a related party, $3,122 in prepaid expenses and investment in subsidiaries of $38,000. Net stockholders deficiency in the Company was $827,887 at March 31, 2008.

Cash flow provided by operating activities was $28,025 for the three month period ended March 31, 2008 as compared to cash used in operating activities of $52,484 for the three month period ended March 31, 2007. The decrease of cash flow utilized in operating activities was due in large part to increase in cash add back to changes in assets and liabilities. Primarily, accounts receivable decreased by $25,000, prepaid expenses decreased by $10,347 to reflect no change year over year, offset by an increase in accounts payable and accrued liabilities of approximately $53,000, issuance of common stock for services of approximately $43,000 and an increase in losses for the period of approximately $51,000.

Cash flow used in investing activities was $38,000 for the three month period ended March 31, 2008. There were no cash utilized nor provided by investing activities for the three month period ended March 31, 2007.

There were no cash utilized nor provided by financing activities for the three month period ended March 31, 2008 as compared to cash flow provided from financing activities of $80,015 for the three month period ended March 31, 2007.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2007 and in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, the Company discusses those accounting policies that are considered to be critical in determining the results of operations and its financial position. We believe that the accounting principles it uses conform to accounting principles generally accepted in the United States of America.

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

1	Our ability to successfully implement our business strategies;
2	The success or failure of our the business opportunities that we are pursuing;
3	Our anticipated financial performance;
4	The sufficiency of existing capital resources;
5	Our ability to raise additional capital to fund cash requirements for future operations;
6	Uncertainties related to the Company’s future business prospects;
7	The ability of the Company to generate revenues to fund future operations;
8	Changes in the laws and government regulations applicable to us;
9	The volatility of the stock market; and
10	General economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors.” We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The following risks were as of March 31, 2008 – prior to the April 28, 2008 closing of the FVS Transaction and the Company’s resulting change of business to the smartcard/ e-purse business.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $8,143,573, and accumulated deficit during development stage of $6,060,526 at March 31, 2008. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to fully develop our anticipated web portal, which can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending March 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007 or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Our chief executive officer and chief accounting officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officers have concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2008, Kent Caraquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages in an unspecified amount and injunctive relief for various breaches of contract and securities violations. The Company has contacted the Plaintiffs’s attorney and is in the process of attempting to the settle the claims as they pertain to the Company. There is however, no assurance that we will be able to settle the matter.

On January 29, 2007, we entered into an agreement with Intrepid World Communications Corp. (“IWC”) which provided that we would merge with IWC. At the time that Agreement was executed, we issued 20,000,000 shares of our restricted common stock to James Fischback. These shares were issued and delivered to him on condition that the merger would be   consummated. However, the merger was never consummated.  Because of this, we deem those shares to be cancelled and we have filed suit in Delaware to confirm this cancellation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the quarter ended March 31, 2008

Pending the consummation of the FVS Transaction, in November 2007 the Company issued 18 million shares of the Company’s common stock to MacKay Group Limited in return for all the outstanding equity securities of FVS.

In November 2007, the Company also agreed to issue the Hamouth Family Trust and William “Roger” Dunavant 3 and 2 million shares of the Company’s common stock respectively upon the new Board’s approval and execution of consulting and/or employment agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, other than the reverse stock split and name change described in Note 6 above.

ITEM 5. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May 2008.

Date: May 20, 2008	By:	/s/ James MacKay
Chief Executive Officer and
Principal Accounting Officer