Form 10-Q
period 2008-06-30
VERSA CARD, INC.
filed 2008-08-19
CIK 1066764

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008
Commission File No. 000-27407

Versa Card Inc.
(Formerly “Intrepid Global Imaging 3D, Inc.”)
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
Yes ☐ No ☒

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2008 was 50,009,682.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$10,198
Receivable from former related party	17,169	17,169
Prepaid expenses	3,122	3,122
Total current assets	20,291	30,489

Investment in subsidiary - A	18,000	-
Investment in subsidiary - B	20,000	-
Total Investment in subsidiaries	38,000	-

TOTAL ASSETS	$58,291	$30,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$892,214	$742,077
Notes payable	28,607	10,155
Due to former related parties	56,016	56,016
Total current liabilities	976,837	808,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,009,682 and 6,906,579 issued and outstanding at June 30, 2008 and December 31, 2007 respectively	50,010	6,907
Common stock issuable: 0 and 18,750 shares at June 30, 2008 and December 31, 2007, respectively	-	19
Subscription	50,000	-
Additional paid-in capital	13,326,202	13,326,202
Accumulated deficit	(8,143,573)	(8,143,573)
Accumulated deficit during development stage	(6,201,185)	(5,967,314)
Total stockholders’ deficit	(918,546)	(777,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,291	$30,489

See notes to consolidated financial statements.

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period January 1,
					2005 (Date of
	Three Months Ended		Six Months Ended		Inception) Through
	June 30,		June 30,		June 30, 2008
	2008	2007	2008	2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
Website planning costs	-	-	-	-	144,406
Impairment of website development costs	-	-	-	-	477,275
General and administrative expenses (including stock based compensation	140,659	966,948	233,871	1,009,446	5,554,504
Total costs and expenses	140,659	966,948	233,871	1,009,446	6,176,185

NET LOSS FROM CONTINUED OPERATIONS	(140,659)	(966,948)	(233,871)	(1,009,446)	(6,176,185)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(25,000)

NET LOSS	$(140,659)	$(966,948)	$(233,871)	$(1,009,446)	$(6,201,185)

NET LOSS PER SHARE:
Basic and Diluted	$-	$(0.16)	$-	$(0.17)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	50,009,682	6,209,504	49,774,146	6,077,042

See notes to consolidated financial statements.

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period January 1,
			2005 (Date of
	Six Months Ended		Inception) Through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(233,871)	$(1,009,446)	$(6,201,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	305	290	894
Impairment of license agreement	-	-	25,000
Impairment of website development cost	-	-	477,275
Issuance of common stock for services	43,084	145,500	956,198
Issuance of common stock for bonuses	-	805,875	4,045,124
Changes in assets and liabilities:
Receivable from related party	-	(16,269)	(17,169)
Prepaids expenses	-	-	(3,122)
Accounts payable and accrued liabilities	150,137	(1,563)	380,382
Due to former related parties	-	-	(10,851)
Net cash used in operating activities	(40,345)	(75,613)	(347,454)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website development cost	-	-	(11,801)
Investment in subsidiaries	(38,000)	-	(38,000)
Net cash used in investing activities	(38,000)	-	(49,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	-	(52,362)
Proceeds from notes payable	-	-	19,067
Payment on loans payable	-	-	(28,387)
Proceeds from subscription payable	50,000	-	50,000
Proceeds from advances payable	18,147	-	46,002
Proceeds from sales of common stock and warrants	-	80,015	356,515
Net cash provided by financing activities	68,147	80,015	390,835
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,198)	4,402	(6,420)
BEGINNING OF PERIOD	10,198	1,828	6,420
END OF PERIOD	$-	$6,230	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to consolidated financial statements.

VERSA CARD, INC. (f / k/ a Intrepid Global Imaging 3D, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Versa Card, Inc. (formerly known as Intrepid Global Imaging 3D, Inc., MangaPets, Inc. and Newmark Ventures, Inc.) (the “Company”) is a development stage company which was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated, including, but not limited to, developing a web portal, identifying acquisition ventures in the technology sector and satisfying continuous public disclosure requirements. During the fourth quarter of 2007 and thereafter, the Company has focused on consummating the transaction with a smartcard/ e-purse company, First Versatile Smartcard Solutions Corporation (FVS), while also continuing to explore the development of its web portal. On April 28, 2008, the Company entered into an agreement to acquire all outstanding equity securities of First Versatile Smartcard Solutions Corporation (“FVS”), which will become a wholly-owned subsidiary of the Company. FVS now provides a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house (“Versa Card”) that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, convenience stores, fast-food outlets, telecommunications, gas, electricity, water and other utilities, healthcare institutions, gas stations, drugstores, supermarkets, ATMs, banks, credit cards, cell phones, vending machines, toll roads, parking, and other commercial establishments. Versa Card can also store and secure important data, including, but not limited to, medical, identification, corporate payroll and disbursement, and other information, and can be used as a national identification card, a national school identification card, a national voting card, a medical insurance card, and a corporate payroll card which can track disbursements. The Company spent the quarter ended June 30, 2008 effectuating the items to close the transaction between FVS and the Company and did not conduct any other business during the quarter. While FVS has definitely agreed that all of its outstanding equity securities are to be acquired by the Company, some technical closing matters remained outstanding as of June 30, 2008 and were effectuated after June 30, 2008.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital.

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

NOTE 2 - CHANGE IN BUSINESS

On April 28, 2008, the Company entered into a stock purchase agreement with MacKay Group Limited (“MKG”), the sole shareholder of FVS, to acquire all outstanding equity securities of FVS (the “FVS Transaction”). As a result of the FVS Transaction:

•
The Company issued, under Section 4(2) of the Securities Act, 18,000,000 shares of common stock to MKG in exchange for all outstanding equity securities of FVS (such shares were issued in November 2007 pending consumation of the FVS Transaction).

•	FVS will be a wholly owned subsidiary of the Company;
•	MKG holds approximately 60% of the Company’s common stock; and
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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and any wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Revenue Recognition

The Company has adopted and follows the guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

Warrants

The Company issues warrants and subscriptions to purchase the Company’s common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock (“EITF 00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning per Share, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF No. 07-5). EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF No. 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

NOTE 5 – LEGAL MATTERS

In March 2008, Kent Caraquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages in an unspecified amount and injunctive relief for various breaches of contract and securities violations. The Company has contacted the Plaintiffs’s attorney and is in the process of attempting to the settle the claims as they pertain to the Company. There is however, no assurance that the Company will be able to settle the matter.

On January 29, 2007, the Company entered into an agreement with Intrepid World Communications Corp. (“IWC”) which provided that the Company would merge with IWC. At the time that the agreement was executed, the Company issued 20,000,000 shares of our restricted common stock to James Fischback. These shares were issued and delivered to him on condition that the merger would be consummated. However, the merger was never consummated.  When IWC failed to return the shares, the Company filed suit in Delaware for cancellation of such shares.

NOTE 6 - SUBSEQUENT EVENTS

In July 2008, the Company was appointed the exclusive provider of health insurance medical smartcards for a Chinese national healthcare joint venture arranged by James MacKay and the MacKay Group called Worldwide Lifecare Limited (the “Carelife JV”). The Carelife JV will provide comprehensive medical technology and services throughout China.

The Carelife JV will open a network across China of medical clinic centers, call centers and data centers for R&D. The first medical clinic center will open in October 2008 at Carelife’s China Headquarters in Shanghai. In partnership with China’s National Labor Union and funded with an investment by Chinese Government and others of approximately US$363 million, the Carelife JV will open more than 500 medical clinic centers across China before 2012 at different Labor Union centers covering 60% of China’s urban population. This national network will be part of China’s national healthcare program to instill best healthcare management practices and to address critical problems related to its aging population. China’s top insurance companies (China Life Insurance and Ping An Insurance) and top bank, China Industrial Commercial Bank, have agreed to refer subscribers, employees, and clients to join the Carelife network.

The Carelife JV will provide leading medical technology and services through this national 500+ medical clinic center network. The medical clinic centers will also introduce medical technology and services to hospitals and government-owned medical care units for China’s general population.

The Company will provide a healthcare medical smartcard for the Carelife JV. The medical smartcard will allow Carelife members to make membership, healthcare-related and other payments, including from funds deposited by China’s leading healthcare insurers and Chinese Government. The medical smartcard will provide an electronic data base for members’ medical records and history and allow remote access to this information for members’ healthcare providers. The medical smartcard will be co-branded with China’s leading banks and will be used by China’s top two insurance companies (Ping An and China Life).

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

The Company spent the quarter ended June 30, 2008 closing the transaction between FVS and the Company.

The Company’s history of operations have been limited to developing a web portal, identifying acquisition ventures in the technology sector and satisfying continuous public disclosure requirements.

Results of Operations

The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008.

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

Comparison of the three month period ended June 30, 2008 with the three month period ended June 30, 2007.

There were no sales and we did not incur any cost of sales in the three months ended June 30, 2008 and 2007.

The total operating expenses for the three months ended June 30, 2008 and June 30, 2007 were $140,659 and $966,948, respectively, representing a decrease of $826,289 or 85.5%. This decrease is due primarily to stock based compensation expenses in 2007. Total operating expenses for the three months ended June 30, 2008 were related to selling, general and administrative expenses.

As a result of the foregoing, we incurred a net loss of $140,659 for the three months ended June 30, 2008, compared to $966,948 for the three months ended June 30, 2007, a decrease in net loss of $826,289, or 85.5%.

Comparison of the six month period ended June 30, 2008 with the six month period ended June 30, 2007.

There were no sales and we did not incur any cost of sales in the six months ended June 30, 2008 and 2007.

The total operating expenses for the six months ended June 30, 2008 and June 30, 2007 were $233,871 and $1,009,446, respectively, representing a decrease of $775,575 or 76.9%. This decrease is due primarily to stock based compensation expenses in 2007. Total operating expenses for these six months were related to selling, general and administrative expenses.

As a result of the foregoing, we incurred a net loss of $233,871 for the six months ended June 30, 2008, compared to $1,009,446 for the six months ended June 30, 2007, a decrease in net loss of $775,575, or 76.9%.

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to June 30, 2008, the Company recorded cumulative operating losses of $6,201,185. The majority of the Company’s operating losses are attributable to general and administrative expenses of $5,554,504 and costs in connection with the planning and impairment of the web portal of $477,275. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. For fiscal year 2008, the Company anticipates incurring losses as a result of web portal development, acquisition expenses, administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $20,291 and other assets of $38,000 for total assets of $58,291 as of June 30, 2008. These assets consist $17,169 receivable from a related party, $3,122 in prepaid expenses and investment in subsidiaries of $38,000. Total stockholders deficiency in the Company was $918,546 at June 30, 2008.

Cash flow used in operating activities was $40,345 for the six month period ended June 30, 2008 as compared to cash used in operating activities of $75,613 for the six month period ended June 30, 2007. The decrease of cash flow utilized in operating activities was due in large part to a decrease in issuance of common stock for bonus of approximately $806,000 and issuance of common stock for services of approximately $102,000, offset by an increase in accounts payable and accrued liabilities of approximately $152,000 and a decrease in losses for the period of approximately $776,000.

Cash flow used in investing activities was $38,000 for the six month period ended June 30, 2008, as compared to $nil for the six month period ended June 30, 2007. The 2008 activity was related to investments in subsidiaries.

Cash flow provided from financing activities was $68,417 for the six month period ended June 30, 2008, as compared to cash flow provided from financing activities of $80,015 for the six month period ended June 30, 2007. The increase is primarily due to proceeds from subscription for common stock of $50,000, as well as an increase of approximately $18,000 from advances payable offset by proceeds from sales of common stock and warrants of approximately $80,000 in 2007.

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

RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The following risks were as of June 30, 2008 – prior to the April 28, 2008 closing of the FVS Transaction and the Company’s resulting change of business to the smartcard/ e-purse business.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $8,143,573, and accumulated deficit during development stage of $6,201,185 at June 30, 2008. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to fully develop our anticipated web portal, which can in no way be assured. Therefore, we may never be able to achieve profitability.

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

On January 29, 2007, we entered into an agreement with Intrepid World Communications Corp. (“IWC”) which provided that we would merge with IWC. At the time that Agreement was executed, we issued 20,000,000 shares of our restricted common stock to James Fischback. These shares were issued and delivered to him on condition that the merger would be consummated. However, the merger was never consummated.  When IWC failed to return the shares, the Company filed suit in Delaware for cancellation of such shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities during the six months ended June 30, 2008.

The Company issued 18 million shares of the Company’s common stock to MacKay Group Limited in return for all the outstanding equity securities of FVS, (such shares were issued in November 2007 pending consumation of the FVS Transaction).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and this 19th day of August 2008.

Date: August 19, 2008	By:	/s/ James MacKay
Chief Executive Officer and
Principal Accounting Officer