Form 10-Q
period 2008-09-30
VERSA CARD, INC.
filed 2008-11-19
CIK 1066764

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008
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
Yes ☐ No ☒

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2008 was 40,809,682.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,984	$10,198
Receivable from former related party	17,169	17,169
Prepaid expenses	3,122	3,122
Total current assets	28,275	30,489

TOTAL ASSETS	$28,275	$30,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$973,437	$742,077
Notes payable	88,396	10,155
Due to former related parties	56,016	56,016
Total current liabilities	1,117,849	808,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value, 100,000,000 shares authorized; 40,809,682 shares issued and outstanding at at September 30, 2008 and 6,906,579 shares issued and outstanding and 18,750 shares issuable at December 31, 2007	40,010	6,926
Subscription	50,000	-
Additional paid-in capital	13,288,202	13,326,202
Accumulated deficit	(8,143,573)	(8,143,573)
Accumulated deficit during development stage	(6,324,213)	(5,967,314)
Total stockholders’ deficit	(1,089,574)	(777,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,275	$30,489

See notes to consolidated financial statements.

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period January 1,
					2005 (Date of
	Three Months Ended		Nine Months Ended		Inception) Through
	September 30,		September 30,		September 30, 2008
	2008	2007	2008	2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
Website planning costs	-	-	-	-	144,406
Impairment of website development costs	-	-	-	-	477,275
General and administrative expenses (including stock based compensation	123,028	348,998	356,899	1,358,444	5,677,532
Total costs and expenses	123,028	348,998	356,899	1,358,444	6,299,213

NET LOSS FROM CONTINUED OPERATIONS	(123,028)	(348,998)	(356,899)	(1,358,444)	(6,299,213)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(25,000)
NET LOSS	$(123,028)	$(348,998)	$(356,899)	$(1,358,444)	$(6,324,213)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.05)	$(0.01)	$(0.22)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	35,409,682	6,567,329	32,169,682	6,240,471

See notes to consolidated financial statements.

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			Period January 1,
			2005 (Date of
	Nine Months Ended		Inception) Through
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356,899)	$(1,358,444)	(6,324,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	305	438	894
Impairment of license agreement	-	-	25,000
Impairment of website development cost	-	-	477,275
Issuance of common stock for services	43,084	456,500	956,198
Issuance of common stock for bonuses	-	805,875	4,045,124
Changes in assets and liabilities:			-
Receivable from related party	-	(16,269)	(17,169)
Prepaids expenses	-	-	(3,122)
Accounts payable and accrued liabilities	183,360	6,797	413,605
Due to former related parties	-	-	(10,851)
Net cash used in operating activities	(130,150)	(105,103)	(437,259)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website development cost	-	-	(11,801)
Net cash used in investing activities	-	-	(11,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	-	(52,362)
Proceeds from notes payable	-	-	19,067
Payment on loans payable	-	-	(28,387)
Proceeds from subscription payable	50,000	-	50,000
Proceeds from advances payable	77,936	-	105,791
Proceeds from sales of common stock and warrants	-	110,015	356,515
Net cash provided by financing activities	127,936	110,015	450,624
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,214)	4,912	1,564
BEGINNING OF PERIOD	10,198	1,828	6,420
END OF PERIOD	$7,984	$6,740	$7,984

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to condensed financial statements.

VERSA CARD, INC. (f / k/ a Intrepid Global Imaging 3D, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Versa Card, Inc., formerly known as Intrepid Global Imaging 3D, Inc, MangaPets, Inc. and Newmark Ventures, Inc. (the “Company”), is a development stage company which was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated. During the fourth quarter of 2007 and thereafter, the Company has focused on consummating the transaction with a smartcard/ e-purse company, First Versatile Smartcard Solutions Corporation (FVS), while also continuing to explore the development of its web portal. As of April 28, 2008, the Company, through its wholly owned subsidiary, First Versatile Smartcard Solutions Corporation (“FVS”), now provides a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house (“Versa Card”) that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, convenience stores, fast-food outlets, telecommunications, gas, electricity, water and other utilities, healthcare institutions, gas stations, drugstores, supermarkets, ATMs, banks, credit cards, cell phones, vending machines, toll roads, parking, and other commercial establishments. Versa Card can also store and secure important data, including, but not limited to, medical, identification, corporate payroll and disbursement, and other information, and can be used as a national identification card, a national school identification card, a national voting card, a medical insurance card, and a corporate payroll card which can track disbursements. The Company spent the quarter ended September 30, 2008 closing the transaction between FVS and the Company and did not conduct any other business during the quarter.

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

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

NOTE 2 - CHANGE IN BUSINESS

On April 28, 2008, the Company entered into a stock purchase agreement with MacKay Group Limited (“MKG”), the sole shareholder of FVS, to acquire all outstanding equity securities of FVS (the “FVS Transaction”). As a result of the FVS Transaction:

•
Pending the consummation of the FVS Transaction, in November 2007 the Company issued under Section 4(2) of the Securities Act, 18,000,000 shares of common stock to MKG in exchange for all outstanding equity securities of FVS;

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

On September 9, 2008, the Board of Directors: (a) accepted the resignation of James MacKay as the Chief Executive Officer (CEO); (b) elected Shane Mulcahy, Chief Executive Officer. Mr. Mackay remains on the Company's Board of Directors.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS No. 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

NOTE 5 – LEGAL MATTERS

In March 2008, Kent Caraquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages in an unspecified amount and injunctive relief for various breaches of contract and securities violations. A default judgment was entered against the defendants on July 20, 2008. The default judgment was set aside and the case reopened on November 7, 2008. The Company will continue its efforts to settle the claims that pertain to the Company, however, there is no assurance that the matter can be settled on terms favorable to the Company.

On January 29, 2007, the Company entered into an agreement with Intrepid World Communications Corp. (“IWC”) which provided that the Company would merge with IWC. At the time that the agreement was executed, the Company issued 20,000,000 shares of our restricted common stock to James Fischback. These shares were issued and delivered to him on condition that the merger would be consummated. The Company filed suit in the Delaware Court of Chancery to have the shares cancelled. The Company and James C. Fischbach entered into a Mutual Release and Settlement Agreement on August 20, 2008. Pursuant to the Mutual Release and Settlement Agreement, the Company issued 100,000 shares of its Common Stock to James C. Fischbach, James C. Fischbach agreed to the cancellation of 20,000,000 shares issued February 7, 2007, in anticipation of the acquisition of Intrepid World Communications Corporation, and the Company agreed to dismiss the pending litigation in the Delaware Court of Chancery.

NOTE 6 - EQUITY MATTERS

During the nine months ended September 30, 2008, the Company recorded the issuance of 33,103,103 shares of common stock, of which 23 million shares were actually issued in November, 2007 as follows, 18 million shares to the MacKay Group Limited, in return for all the outstanding equity securities of FVS, 3 million shares to the Hamouth Family Trust, and 2 million shares to Dunavant Family Holdings, Inc.  These shares were not recorded as outstanding at December 31, 2007 because the FVS transaction had not closed.

On August 20, 2008, 100,000 shares of our common stock were issued to an accredited investor in settlement of pending litigation between the Company and James Fischbach.  As a result of the settlement, 20,000,000 shares of common stock previously issued to James Fischbach in 2008 was returned to the Company and cancelled. These shares were not recorded as outstanding at December 31, 2007 because the proposed merger had not closed.

On September 8, 2008, 10,700,000 shares of the Company’s common stock were issued to seven accredited investors in payment for services rendered.

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

From inception, the Company had considered acquisitions in various business operations in other industries, none of which were consummated.

The Company spent the quarter ended September 30, 2008 closing the transaction between FVS and the Company and did not conduct any other business during the quarter.

The Company’s history of operations have been limited to developing a web portal, identifying acquisition ventures in the technology sector and satisfying continuous public disclosure requirements.

Results of Operations

The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008.

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

Comparison of the three month period ended September 30, 2008 with the three month period ended September 30, 2007.

There were no sales and we did not incur any cost of sales in the three months ended September 30, 2008 and 2007.

The total operating expenses for the three months ended September 30, 2008 and September 30, 2007 were $122,567 and $348,998, respectively, representing a decrease of $226,431 or 65%. This decrease is due primarily to stock based compensation expenses in 2007. Total operating expenses for the three months ended September 30, 2008 were related to selling, general and administrative expenses.

As a result of the foregoing, we incurred a net loss of $122,567 for the three months ended September 30, 2008, compared to $348,998 for the three months ended September 30, 2007, a decrease in net loss of $226,431, or 65%.

Comparison of the nine month period ended September 30, 2008 with the nine month period ended September 30, 2007.

There were no sales and we did not incur any cost of sales in the nine months ended September 30, 2008 and 2007.

The total operating expenses for the nine months ended September 30, 2008 and September 30, 2007 were $356,899 and $1,358,444, respectively, representing a decrease of $1,001,545 or 74%. This decrease is due primarily to stock based compensation expenses in 2007. Total operating expenses for these nine months were related to selling, general and administrative expenses.

As a result of the foregoing, we incurred a net loss of $356,899 for the nine months ended September 30, 2008, compared to $1358, 444 for the nine months ended September 30, 2007, a decrease in net loss of $1,001,545, or 74%.

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to September 30, 2008, the Company recorded cumulative operating losses of $6,324,213. The majority of the Company’s operating losses are attributable to general and administrative expenses of $5,677,532 and costs in connection with the planning and impairment of the web portal of $477,275. The Company did not generate any revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. For fiscal year 2008, the Company anticipates incurring losses as a result of web portal development, acquisition expenses, administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $28,275 as of September 30, 2008. These assets consist of $7,984 in cash and cash equivalents, $17,169 receivable from a related party and $3,122 in prepaid expenses. Total stockholders deficiency in the Company was $1,079,574 at September 30, 2008.

Cash flow used in operating activities was $130,150 for the nine month period ended September 30, 2008 as compared to cash used in operating activities of $105,103 for the nine month period ended September 30, 2007. The increase of cash flow utilized in operating activities was due in large part to an increase in accounts payable and accrued liabilities of approximately $177,000, offset by a decrease in losses for the period of approximately $1,002,000 when compared to same period in 2007. In nine months ended September 30, 2007 there were issuance of common stock for bonus of approximately $806,000 and issuance of common stock for services of approximately $457,000, reduced by a decrease in prepaid expenses of approximately $16,000.

There were no cash flow used in investing activities or the nine month period ended September 30, 2008 and 2007.

Cash flow provided from financing activities was $127,936 for the nine month period ended September 30, 2008, as compared to cash flow provided from financing activities of $110,015 for the nine month period ended September 30, 2007. The increase is primarily due to proceeds from subscription for common stock of $50,000, as well as an increase of approximately $78,000 from advances payable offset by proceeds from sales of common stock and warrants of approximately $110,000 in 2007.

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

RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The following risks were as of September 30, 2008 – prior to the April 28, 2008 closing of the FVS Transaction and the Company’s resulting change of business to the smartcard/ e-purse business.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $8,143,573, and accumulated deficit during development stage of $6,324,213 at September 30, 2008. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission ("Commission"). Our only expectation of future profitability is dependent upon our ability to fully develop our anticipated web portal, which can in no way be assured. Therefore, we may never be able to achieve profitability.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2008, Kent Caraquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages in an unspecified amount and injunctive relief for various breaches of contract and securities violations. A default judgment was entered against the defendants on July 20, 2008. The default judgment was set aside and the case reopened on November 7, 2008. The Company will continue its efforts to settle the claims that pertain to the Company, however, there is no assurance that the matter can be settled on terms favorable to the Company.

The Company and James C. Fischbach entered into a Mutual Release and Settlement Agreement on August 20, 2008. Pursuant to the Mutual Release and Settlement Agreement, the Company issued 100,000 shares of its Common Stock to James C. Fischbach, James C. Fischbach agreed to the cancellation of 20,000,000 shares issued February 7, 2007, in anticipation of the acquisition of Intrepid World Communications Corporation, and the Company agreed to dismiss the pending litigation in the Delaware Court of Chancery.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 8, 2008, 10,700,000 shares of our Common Stock were issued to 7 accredited investors in payment for services rendered. The Common Stock was issued as restricted shares in a transaction exempt from registration under Section 4(2) of the Securities Act.

On August 20, 2008, 100,000 shares of our common stock were issued to an accredited investor in settlement of pending litigation between the Company and James Fischbach. As a result of the settlement, 20,000,000 shares of Common Stock issued to James Fischbach were returned to the Company and cancelled. The Common Stock was issued as restricted shares in a transaction exempt from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER EVENTS

Cancellation of 20,000,000 shares of Common Stock

The Company and James C. Fischbach entered into a Mutual Release and Settlement Agreement on August 20, 2008. Pursuant to the Mutual Release and Settlement Agreement, the Company issued 100,000 shares of its Common Stock to James C. Fischbach, James C. Fischbach agreed to the cancellation of 20,000,000 shares issued February 7, 2007, in anticipation of the acquisition of Intrepid World Communications Corporation, and the Company agreed to dismiss the pending litigation in the Delaware Court of Chancery.

 ITEM 6. CHANGE IN DIRECTORS OR PRINCIPAL OFFICERS

On September 9, 2008, the Board of Directors: (a) accepted the resignation of James MacKay as the Chief Executive Officer (CEO); (b) elected Shane Mulcahy, Chief Executive Officer. Mr. Mackay remains on the Company's Board of Directors.

Mr. Shane Mulcahy, age 48 is an Australian citizen residing in Manila. Mr. Mulcahy is also a Director and Consultant to the Board of Recharge+ Stratagem Philippines. Recharge+ Global ("R+") is a payment solutions company specializing in debit cards linked to a mobile phone platform. Many of the R+ functionalities could be applied to the VERSA smartcard offering. (See additional information on R+ below).

Mr. Mulcahy, currently, also holds the position of Chief Executive Officer and President of Guidance Management Corporation, an Unlisted Philippines Public Company, which sources and develops mining, energy and renewable fuel opportunities in the Philippines. Currently Guidance is in advanced negotiations with a number of large Foreign Investment Groups wishing to jointly develop some of its Philippine based projects.

Mr. Mulcahy is highly skilled and experienced in sourcing, understanding, promoting and developing opportunities in various market segments. Mr. Mulcahy's experience and contacts will allow him to assist pro-actively in the contract procurement and roll-out of the Versa Processing Platform.

Mr. Mulcahy developed his business acumen in the financial services and private equity markets over a period of 15 years, assisting his clients to develop their businesses and raise equity to achieve further growth. He has significant business experience working with clients individually and with teams to ensure their objectives are met. Mr. Mulcahy's efforts have rewarded him by developing a strong network of business associates in the corporate and government sectors. Shane has demonstrated his ability to bring together and manage experienced and highly technical staff to assist him achieve his business objectives. He has been able to develop strategy into plans and implement these plans effectively within agreed timelines. Shane has had experience with both listed and unlisted start-up companies, in addition to growing his own business in financial planning from a low base to a substantial business within a broking firm. He knows the challenges and key performance indicators that need to be monitored to ensure that their business objectives are met. Mr. Mulcahy is technically skilled in tax planning, financial modeling and devising investment strategy and has been involved in numerous capital raisings, IPO and private placements and has a sound knowledge of the relevant Corporations law. Mr. Mulcahy holds an Associate Diploma in Applied Chemistry (CQU); an S.I.A. Diploma (Financial Planning and Equity Markets); and an ASX Qualified to deal in Derivatives. He is an Affiliate of the Securities Institute of Australia (SIA) and Associate of the Financial Planning Association (AFPA)

Mr. Mulcahy also held the position of CEO of NILNAV Orthopedics Pty. Ltd. In that position, Mr. Mulcahy was able to oversee the successful commercialization of a Key-Hole Hip Replacement Technique. After patent perfection and capital raisings to promote the technology, the global distribution rights were sold to a US Medical Services Company for a value of US$300m over the 15 year life of the patent.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and this 19th day of August 2008.

Date: November 19, 2008	By:	/s/ Shane Mulcahy
Chief Executive Officer and Chief Accounting Officer