Form 10-K
period 2008-12-31
VERSA CARD, INC.
filed 2009-04-15
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from _______ to _______.

Commission file number: 000-27407

VERSA CARD, INC.
(Formerly “Intrepid Global Imaging 3D, Inc.”)
(Name of Registrant in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

5225 Katy Freeway
Suite 600
Houston, Texas   77007
(Address of Principal Executive Offices)

(713) 816-7303
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock ($0.001 Par Value)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐
Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of shares held by non-affiliates of the Registrant (based upon 8,859,648 on June 30, 2008) was $3,986,842.

At December 31, 2008, there were 13,317,682 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

At March 23, 2009, there were 16,317,682 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

General

As used herein, the terms “Company,” “we,” “our”, and “us” refer to Versa Card, Inc.  d/b/a Spine Pain Management, Inc. (“SPMI”), formerly known as Intrepid Global Imaging 3D, Inc., MangaPets, Inc. and Newmark Ventures, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise.  The Company is a development stage company, which was incorporated in Delaware on March 4, 1998.

Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated. In April 2005, the Company began focusing on the development of the “Manga” interactive web portal and acquiring other ventures in the technology sector. The Company entered into a Portal Development Agreement in July 2005, with Sygenics Interactive Inc. (“Sygenics”), a developer of advanced information management technology, located in Montreal, Quebec, Canada, and an authorized licensee of Sygenics Inc. The agreement provided for the design, development and deployment of an online virtual pet portal/website.  However, in 2006, prior to Sygenics’ completion of the first stage of the portal, a dispute arose between the Company and Sygenics that resulted in work being halted.  Since that time, the Company has attempted to develop the web portal or form another strategic relationship with a different developer to complete development of the web portal.

During 2006, in addition to developing the Manga themed web portal, the Company expended resources toward establishing a U.K. based subsidiary company to pursue acquisitions in the gaming sector. On the advice of counsel, and unfavorable events in the United States pertaining to on-line gaming, the Company decided not to pursue on-line gaming ventures. At this time the Company needs to reevaluate MangaPet’s business of developing a web portal containing games merchandizing and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

During the fourth quarter of 2007 through the fourth quarter of 2008, the Company focused on consummating a transaction with a smartcard/e-purse company, First Versatile Smartcard Solutions Corporation (“FVS”).  Through FVS, the Company planned to provide a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, convenience stores, fast-food outlets, telecommunications, gas, electricity, water and other utilities, healthcare institutions, gas stations, drugstores, supermarkets, ATMs, banks, credit cards, cell phones, vending machines, toll roads, parking, and other commercial establishments.  The transaction with FVS, however, was ultimately rescinded (as described below in more detail).

At the end of December 2008, the Company began moving forward to launch its new business of delivering turnkey solutions to spine surgeons and plaintiff attorneys for necessary and appropriate treatment for muculo-skeletal spine injuries.  In connection with this business plan, in February 2009, the Company acquired One Source Plaintiff Funding, Inc. (“One Source”), a Florida corporation that owns a web site and proprietary methodologies used in the business of “lawsuit funding”.  The Company plans to use the One Source web site and proprietary methodologies as one component of its business strategy to invest in plaintiff personal injury lawsuits.

FVS Transaction

On April 28, 2008, the Company entered into a Stock Purchase Agreement with First Versatile Smartcard Solutions Corporation, a Philippians corporation (“FVS”) and  MacKay Group Limited (“MKG”), the sole shareholder of FVS, to acquire all outstanding equity securities of FVS.  The Stock Purchase Agreement superseded a Merger Agreement that the Company and FVS had previously entered into on November 21, 2007.  The transaction effected by the Merger Agreement and the Stock Purchase Agreement shall be referred to as the “FVS Transaction,” in this report.  As a result of the FVS Transaction:

•
The Company issued under Section 4(2) of the Securities Act, 18,000,000 shares of common stock to MKG in exchange for all outstanding equity securities of FVS (which shares were to be held by MKG contingently, pending the consummation of the FVS Transaction);

•
The Company issued additional shares of common stock in connection with the FVS Transaction, including 7,500,000 shares to James MacKay, the beneficial owner of MKG, 2,000,000 shares to Celebrity Foods, Inc., and 500,000 shares to Shane Mulcahy for compensation;

•
The Company issued 3,000,000 shares of common stock to Hamouth Family Trust and 2,000,000 shares to William Roger Dunavant (which shares were issued to Hamouth Family Trust and Mr. Dunavant conditionally in connection with the FVS Transaction);

•	FVS became a wholly owned subsidiary of the Company;
•	MKG held approximately 60% of the Company’s common stock; and
•
The Company attempted to enter into the smartcard business by providing a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, retail, utilities, banking and other commercial establishments.

As a result of the FVS Transaction, the Board of Directors: (a) increased the number of Directors from one member to three members; (b) accepted the resignation of Richard Specht as a Director and Officer; (c) appointed James R. MacKay, Zacarias Rivera, and Dr. William Donovan as Directors; and (d) elected James R. MacKay as Chief Executive Officer and Dr. William Donovan as Secretary.

On September 9, 2008, the Board of Directors: (a) accepted the resignation of James MacKay as the Chief Executive Officer (CEO); and (b) elected Shane Mulcahy, Chief Executive Officer.

Subsequently, based on various factors, the acquisition of FVS did not meet the expectations of Versa Card or FVS, and it was deemed necessary to rescind the FVS Transaction.  On December 30, 2008, the Company entered into a Mutual Release and Settlement Agreement (the "Settlement Agreement") to effectively rescind the transactions effected by a Stock Purchase Agreement dated April 28, 2008 (the "Acquisition Agreement").  Pursuant to the Settlement Agreement, James MacKay, Celebrity Foods, Inc., and Shane Mulcahy tendered to Versa Card 25,092,000, 1,900,000, and 500,000 shares of common stock, respectively (a total of 27,492,000 shares) for cancellation. Pursuant to the Settlement Agreement and in consideration for the transactions contemplated by the Settlement Agreement, James MacKay and Celebrity Foods, Inc., retained 408,000 and 100,000 shares of common stock respectively, and the Company returned all shares of FVS it acquired pursuant to the FVS Transaction. In addition, the Settlement Agreement provides for a mutual release of claims. With regards to the FVS Transaction, the 5,000,000 shares of the Company’s common stock issued to Hamouth Family Trust and William Roger Dunavant remain outstanding to date.  The Company currently is in the process of evaluating whether the issuances of these 5,000,000 shares were effectively rescinded upon the rescission of the FVS Transaction.  As such, the Company may negotiate the return of these 5,000,000 shares.

In connection with the Settlement Agreement, James R. MacKay and Zacarias Rivera resigned as Directors of Versa Card; and Shane Mulcahy resigned as Chief Executive Officer.  The remaining member of the Board of Directors, Dr. William Donovan (a) appointed Timothy Donovan, the son of Dr. William Donovan, as interim Chief Executive Officer, (b) appointed Richard Specht as a Director of the Corporation, (c) appointed Richard Specht as head of the Compensation Committee, and (d) resigned as a member of the Compensation Committee.  Subsequently on January 28, 2009, Timothy Donovan resigned as Chief Executive Officer, and Dr. William Donovan was appointed Chief Executive Officer.

Spine Pain Management, Inc. (SPMI)

Following the exit from the smart card business at the end of December 2008, through SPMI, the Company began initial work to launch its new business of delivering turnkey solutions to spine surgeons and plaintiff attorneys for necessary and appropriate treatment for muculo-skeletal spine injuries resulting from automobile and work-related accidents.  A goal of the Company is to become a leader in providing care management services to spine surgeons and plaintiff attorneys to facilitate proper treatment of their injured clients.  By pre-funding diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from needed treatment.  By providing early treatment, the Company believes that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  The Company believes its patient advocacy will be rewarding to patients who obtain needed relief from painful conditions, and moreover, provides spine surgeons and attorneys a solution to offset the cost of care prior to settlement.  The acquisition of One Source is one part of this new business initiative. The Company intends to pro-actively support personal injury attorneys and injured victims by:

•
Directly investing in appropriate personal injury cases to pay for necessary and appropriate treatment for musculo-skeletal injuries resulting from accidents and certain other expenses of injured victims; and

•	Providing a care management program that advocates for the injured victims by moving treatment forward to conclusion without the delay and hindrance of the legal process.

SPMI Market

A substantial amount of money is paid in tort lawsuit settlements annually. The Company believes the number of motor vehicle accidents, medical mal-practice, wrongful death and other negligence claims, settlement amounts, and jury verdicts in the United States are increasing. The growing backlog of cases and the increasing length of time to bring a case to trial or settlement coupled with the rising costs of litigation create a financial burden for the injured victim in a personal injury case. The Company believes that insurance companies and the defense bar have created impediments to prompt effective medical treatment. The Company also believes that the lack of defined and coordinated treatment plans and documentation can diminish the ultimate settlement value of a case.

SPMI Business Model

The Company plans to address this market by:

•	Paying for necessary medical treatment;
•	Advancing funds to pay for other expenses;
•	Managing and coordinating patient care to support the case settlement value.

SPMI Case Investment Strategy

The Company's case investment strategy is to fund, in appropriate instances, physical therapy, diagnostic imaging, pain management services, surgery, and other expenses. The Company will utilize a proprietary process to evaluate each case and analyze the likelihood and amount of a settlement prior to investing in a case. If the Company makes a determination to invest in a case, the patient's care may, depending on the nature of the injury and the scope of the treatment, be managed under the Company's care management program. The Company will refer the patient to physicians, faculties, and care providers, some of which may be under contract to us. The Company will either pay for the cost of the care at pre-negotiated rates or purchase the receivable from the care provider at pre-negotiated rates depending on the nature of the service.

Prior to rendering medical services, the Company will obtain letters of protection from the attorney. A letter of protection obligates the attorney to pay for medical services provided by us, from the settlement proceeds in a case. If the Company makes advances to an accident victim, we will contract directly with the personal injury accident victim and will obtain a partial, non-recourse, interest in and to any future settlement or judgment related to the pending claim and/or lawsuit.

The Company will be paid when the case settles, and is exposed to the risk of non-payment. We expect that some cases will not be favorably determined for the accident victim, with the result that we will suffer a loss of the amounts invested in the case, however, we believe that overall, the number of cases favorably determined will offset the number of cases that are not favorably determined and produce acceptable returns for the Company and its shareholders.

SPMI Care Management Strategy

The Company's care management program was developed by Dr. William Donovan, our current Chief Executive Officer and Director. Our care management program generally begins with physical therapy. If there is no improvement in patient condition following sufficient amounts of physical therapy, the patient is referred for pain management therapy and diagnostic imaging, and if medically necessary, surgery.

We believe that our care management program improves the medical outcomes for injured victims by providing timely, medically necessary, treatment of injuries and improves the settlement value of the injured victim's case by completing required medical treatment prior to settlement and providing clear and consistent medical records.

Document Management

The Company intends to use PaperWise to manage medical records for patient cases.  PaperWise is an enterprise document management and workflow solutions manufacturer focused on providing adaptable and scalable solutions to a range of different businesses. The PaperWise platform builds a manageable infrastructure that protects data, documents and files from loss and corruption, while making information instantly available to users.  Through collaboration with Paperwise, the Company believes it can retain and provide easy access to medical records of its patients. The Company's document management will be provided under tight, fully-HIPPA compliant security.

SPMI Marketing

The Company will primarily rely on patient referrals from spine surgeons and plaintiff personal injury attorneys. We intend to target plaintiff personal injury attorneys in larger and midsize metropolitan areas located in states that are considered “plaintiff friendly.” We will indentify spine surgeons and plaintiff personal injury attorneys with large amounts of activity and market SPMI's services directly to these surgeons and attorneys.  The Company believes that its services and attorney support will be favorably received and result in referrals of injury patients. We intend to have our SPMI business operational in at least ten cities by September 2011, of which there can be no assurances.

The MangaPets web portal

The portal contains games, merchandizing, and activities inspired by the "Manga" theme. The term “Manga” has come to describe Japanese comic books and animated cartoons.

Being developed for the sites are:

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

The MangaPets web portal is aimed at establishing an international community of interest focused around a very popular and diverse form of cultural expression, highly popular in a number of Asian countries, and with rapidly growing popularity in North America. This community is not, thus far, well-served in web sites catering to people whose languages and cultural milieu originate from Europe. At this time the Company needs to reevaluate MangaPet’s business of developing a web portal containing games merchandizing and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

Governmental Regulation

SPMI

As a provider of health care management services, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. We are also subject to laws and regulations relating to business corporations in general. In recent years, Congress and state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Every state in which our SPMI segment operates limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions.

Under the agreements we plan to enter into with spine surgeons, the surgeons retain sole responsibility for all medical decisions, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our spine surgeons, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

•	that private parties, or courts or governmental officials with the power to interpret or enforce these laws and regulations, will not assert that we are in violation of such laws and regulations;

•	that future interpretations of such laws and regulations will not require us to modify the structure and organization of our business; or

•
that any such enforcement action, which could subject us and our affiliated professional groups to penalties or restructuring or reorganization of our business, will not adversely affect our business or results of operations.

HIPAA Administrative Simplification Provisions—Patient Privacy and Security

The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” requires the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services has issued final rules concerning the privacy and security of health information, the establishment of standard transactions and code sets, and the adoption of a unique employer identifier and a national provider identifier.  Noncompliance with the administrative simplification provisions can result in civil monetary penalties up to $100 per violation as well as criminal penalties that include fines and imprisonment. The Department of Health and Human Services Office of Civil Rights is charged with implementing and enforcing the privacy standards, while the Centers for Medicare and Medicaid Services are responsible for implementing and enforcing the security standards, the transactions and code sets standards, and the other HIPAA administrative simplification provisions.

The HIPAA requirements only apply to “covered entities,” such as health plans, healthcare clearinghouses, and healthcare providers, which transmit any health information in electronic form. Our SPMI segment is likely considered a “covered entity” under HIPAA.

Of the HIPAA requirements, the privacy standards and the security standards have the most significant impact on our business operations. Compliance with the privacy standards was required by April 14, 2003. The privacy standards require covered entities to implement certain procedures to govern the use and disclosure of protected health information and to safeguard such information from inappropriate access, use, or disclosure. Protected health information includes individually identifiable health information, such as an individual’s medical records, transmitted or maintained in any format, including paper and electronic records. The privacy standards establish the different levels of individual permission that are required before a covered entity may use or disclose an individual’s protected health information, and establish new rights for the individual with respect to his or her protected health information.

The final security rule was effective on April 21, 2003, and compliance with the security standards was required by April 21, 2005. This rule establishes security standards that apply to covered entities. The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information, and to protect the information against unauthorized use or disclosure. The security standards establish a national standard for protecting the security and integrity of medical records when they are kept in electronic form.

The administrative simplification provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We believe that we will be in substantial compliance with the transaction and code set standards as of the date our SPMI segment is operational. The transaction standards require us to use standard code sets when we transmit health information in connection with certain transactions, including health claims and health payment and remittance advice.

In addition, on January 23, 2004, the Secretary of the Department of Health and Human Services published a Final Rule that requires each healthcare provider to adopt a standard unique health identifier, the National Provider Identifier (“NPI”). The NPI will identify healthcare providers in the electronic transactions for which the Secretary has already adopted standards (the “standard transactions”). These transactions include claims, eligibility inquiries and responses, claim status inquiries and responses, referrals, and remittance advices. All health plans and all healthcare clearinghouses must accept and use NPIs in standard transactions.

Other Privacy and Confidentiality Laws

In addition to the HIPAA requirements described above, numerous other state and federal laws regulate the privacy of an individual’s health information. These laws specify how an individual’s health information may be used internally, the persons to whom health information may be disclosed, and the conditions under which such uses and disclosures may occur. Many states have requirements relating to an individual’s right to access his or her own medical records, as well as requirements relating to the use and content of consent or authorization forms. Also, because of employers’ economic interests in paying medical bills for injured employees and in the timing of the injured employees’ return to work, many states have enacted special confidentiality laws relating to disclosures of medical information in workers’ compensation claims. These laws limit employer access to such information. Many states have also passed laws that regulate the notification process to individuals when a security breach involving an individual’s personally identifiable information, such as social security number or date of birth, occurs. To the extent that state law affords greater protection of an individual’s health information than that provided under HIPAA, the state law will control.

We anticipate that there will be more regulation in the areas of privacy and confidentiality, particularly with respect to medical information. We regularly monitor the privacy and confidentiality requirements that relate to our business, and we anticipate that we may have to modify our operating practices and procedures in order to comply with these requirements.

Environmental

We are subject to various federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities, if and when we are able to establish such facilities, to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. We could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our environmental practices, including waste handling and disposal practices, will be in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have an adverse effect on our business.

Competition

SPMI

The market to provide healthcare pain management services is highly competitive and fragmented.  Our primary competitors are typically independent physicians, chiropractors, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities.  As managed care techniques continue to gain acceptance in the auto accident marketplace, we believe that our competitors will increasingly consist of nationally-focused care management service companies providing their service to insurance companies and litigation defense experts.

Because the barriers to entry in our geographic markets have a low threshold and our current patients have the flexibility to move easily to new healthcare service providers, the addition of new competitors may occur relatively quickly.  Some of our contracted physicians and other healthcare providers may elect to compete with us by offering their own products and services to our patients.  If competition within our industry intensifies, our ability to retain patients or associated physicians, or maintain or increase our revenue growth, price flexibility and control over medical costs, trends, and marketing expenses, may be compromised.

In order to mitigate the effects of intensifying competition, SPMI will make careful study of population trends and demographic growth patterns in determining the best locations to compete.  Moreover, we will endeavor to have all of our physicians under strict contract to avoid unnecessary attrition and loss of skilled personnel.

Research and Development

During the fiscal year ended December 31, 2008 and during the fiscal year ended December 31, 2007, the Company did not spend any funds on research and development activities.

Employees

The Company currently has six (6) part time employees and no full time employees. Management of the Company expects to continue to use consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

ITEM 1A.  RISK FACTORS

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

General Risks Related to Our Company

Our limited history makes an evaluation of us and our future extremely difficult, and profits are not assured.

We have a limited operating history, having begun development of our SPMI business at the end of December 2008.  There can be no assurance that we will be profitable in the future or that the shareholders’ investments in us will be returned to them in full, or at all, over time.  In view of our limited history in the healthcare industry, an investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  There can be no assurance that we will be successful in undertaking any or all of the activities required for successful commercial operations.  Our failure to undertake successfully such activities could materially and adversely affect our business, prospects, financial condition and results of operations.  There can be no assurance that our business operations will ever generate significant revenues, that we will ever generate additional positive cash flow from our operations or that we will be able to achieve or sustain profitability in any future period.

Our auditor has raised doubt as to whether we can continue as a going concern.

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of a net loss of $173,285 and $1,572,558 in 2008 and 2007, respectively, and a net deficit in capital of $14,284,172 as of December 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.

Generally, the Securities and Exchange Commission defines a “penny stock” as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The trading price of our common stock is below $5.00 per share.  As a result of this price level, our common stock is considered a penny stock and trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving penny stocks subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock.  As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations. Specifically, we rely on Dr. William Donovan, Director and Chief Executive Officer, to maintain the strategic direction of the Company.  Although Dr. Donovan currently serves under an employment agreement, there is no assurance that he will continue to be employed by us.  We do not maintain, nor do we plan to maintain, key-man life insurance with respect to any of our officers or directors.

We may experience potential fluctuations in results of operations.

Our future revenues may be affected by a variety of factors, many of which are outside our control, including the success of implementing our SPMI business and trends and changes in the healthcare industry.  As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast  revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

We have a history of significant operating losses and anticipate that we will incur operating losses for the foreseeable future.

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $8,143,573, and accumulated deficit during development stage of $6,140,599 at December 31, 2008.  We expect to incur substantial operating losses for the foreseeable future. We intend to increase our operating expenses substantially as we increase our product development, marketing, and brand building activities. We will increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve profitability, and we might not be able to sustain or increase profitability in the future. We will be dependent upon our ability to obtain additional capital form borrowing and the sale of securities to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to the Company and its existing stockholders.  Our only expectation of future profitability is dependent upon our ability to develop our SPMI business, of which there can be no assurances. Therefore, we may never be able to achieve profitability.

If we are unable to manage growth, we may be unable to achieve our expansion strategy.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our management, our operational and financial information systems, and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to improve our management, to implement our operational and financial information systems, and to expand, train, manage, and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and diverting management’s attention to the expansion of our operations may negatively impact our financial results. Any failure to improve our management, to implement our operational and financial information systems, or to expand, train, manage, or motivate our workforce may reduce or prevent our growth.

The market for our stock is limited and our stock price may be volatile.

There is a limited market for our shares of common stock and an investor may not be able to liquidate his or her investment regardless of the necessity of doing so.  The prices of our shares are highly volatile. This could have an adverse effect on developing and sustaining the market for our securities.  If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above the public offering price.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below the public offering price, in the future.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, with our annual reports, we are required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Beginning with our annual report fro the year ended December 31, 2009, the report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008 or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation on the effectiveness of our internal controls as of December 31, 2009, investors could be adversely affected.

Our SPMI business model is unproven.

Our SPMI business model depends upon our ability to implement and successfully execute our business and marketing strategy, which includes our ability to find and form relationship with spine surgeons and plaintiff personal injury attorneys, from whom we may obtain referrals for injured patients.  If we are unable to find and form relationships with such surgeons and attorneys, our SPMI business will likely fail.

If competition increases, our growth and profits may decline.

The market to provide healthcare services and solutions is highly fragmented and competitive. Currently, we believe the solutions that we can provide to spine surgeons and plaintiff attorneys for necessary and appropriate treatment for muculo-skeletal spine injuries resulting from automobile and work-related accidents, are somewhat unique in most geographic markets.  However, if we achieve our goal of becoming a leader in providing care management services to spine surgeons and plaintiff attorneys to facilitate proper treatment of their injured clients, we believe that competition for our business model will substantially increase.  Further, there are many alternatives to the care management services we can provide, that are currently available to spine surgeons, attorneys and their injured clients. We can make no assurances that we will be able to effectively compete with the various care management services that are currently available or may become available in the future.

Because the barriers to entry in our geographic markets are not substantial and customers have the flexibility to move easily to new care management service providers, we believe that the addition of new competitors may occur relatively quickly. Some physicians, other healthcare providers and attorneys may elect to compete with us by offering their own products and services to their clients and patients. In addition, significant merger and acquisition activity has occurred in our industry as well as in industries that will supply products to us, such as the hospital, physician, pharmaceutical, medical device, and health information systems industries. If competition within our industry intensifies, our ability to retain patients and/or physicians and attorney referrals, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends, and marketing expenses may be compromised.

Future acquisitions and joint ventures may use significant resources or be unsuccessful.

As part of our business strategy, we intend to pursue acquisitions of companies providing services that are similar or complementary to those that we plan to provide in our business, and we may enter into joint ventures to operate certain facilities. In February 2009, we completed the acquisition of One Source Plaintiff Funding, Inc. These acquisitions and joint venture activities may involve:

•	significant cash expenditures;
•	additional debt incurrence;
•	additional operating losses;
•	increases in intangible assets relating to goodwill of acquired companies; and
•	significant acquisition and joint venture related expenses,

any of which could have a material adverse effect on our financial condition and results of operations.

Additionally, a strategy of growth by acquisitions and joint ventures involves numerous risks, including:

•	difficulties integrating acquired personnel and harmonizing distinct corporate cultures into our current businesses;
•	diversion of our management’s time from existing operations; and
•	potential losses of key employees or customers of acquired companies.

We cannot assure you that we will be able to identify suitable candidates or negotiate and consummate suitable acquisitions or joint ventures. Also, we cannot assure you that we will succeed in obtaining financing for any future acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or other unfavorable terms. Even if we are successful in consummating acquisitions or joint ventures, like our One Source acquisition, we may not succeed in developing and achieving satisfactory operating results for the acquired businesses or integrating them into our existing operations. Further, the acquired businesses may not produce returns that justify our related investment. If our acquisitions or joint ventures are not successful, our ability to increase revenue, cash flows, and earnings through future growth may be impaired.

If lawsuits against us are successful, we may incur significant liabilities.

If we form relationships with spine surgeons, such affiliated professionals and some of our employees are involved in the delivery of healthcare and related services to the public. In providing these services, the physicians and other licensed providers in our affiliated professional groups, some employees and, consequently, we are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in significant liabilities that may exceed our insurance coverage, if any, and the financial ability of our affiliated professionals to indemnify us. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in many cases that, if established and successful, could adversely affect our operations.

Regulatory authorities or other parties may assert that, in conducting our business, we may be engaged in unlawful fee splitting or the corporate practice of medicine.

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure. If a court or regulatory body determines that we have violated these laws, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our arrangements with our affiliated physicians and other licensed providers.

We operate in an industry that is subject to extensive federal, state, and local regulation, and changes in law and regulatory interpretations could reduce our revenue and profitability.

The healthcare industry is subject to extensive federal, state, and local laws, rules, and regulations relating to, among other things:

•	payment for services;
•	conduct of operations, including fraud and abuse, anti-kickback, physician self-referral, and false claims prohibitions;
•	operation of provider networks and provision of case management services;
•	protection of patient information;
•	business, facility, and professional licensure, including surveys, certification, and recertification requirements;
•	corporate practice of medicine and fee splitting prohibitions;
•	ERISA health benefit plans; and
•	medical waste disposal and environmental protection.

In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the healthcare industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations, and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

In the future, different interpretations or enforcement of laws, rules, and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, and capital expenditure programs, increase our operating expenses, and distract our management. If we fail to comply with these extensive laws and government regulations, we could suffer civil and criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources to respond to an investigation or other enforcement action under these laws or regulations.

Changes in federal or state laws, rules, and regulations, including those governing the corporate practice of medicine, fee splitting, workers’ compensation, and insurance laws, rules, and regulations, may affect our ability to expand all our operations into other states and, therefore, may reduce our profitability.

State laws, rules, and regulations relating to our business vary widely from state to state, and courts and regulatory agencies have seldom interpreted them in a way that provides guidance with respect to our business operations. Changes in these laws, rules, and regulations may adversely affect our profitability. In addition, the application of these laws, rules, and regulations may affect our ability to expand our operations into new markets.

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like ours and licensed professionals and professional organizations, particularly with respect to fee splitting between a licensed professional or professional organization and an unlicensed person or entity. We plan to operate our business by maintaining long-term administrative and management agreements with affiliated professional physician and attorneys. Through these agreements, we plan to perform only non-medical administrative services. All control over medical matters is retained by the affiliated physicians or professional groups. Although we believe that our arrangements with physicians and the other affiliated licensed providers comply with applicable laws, regulatory authorities or other third parties may assert that we are engaged in the corporate practice of medicine or that our arrangements with the physicians or affiliated professional groups constitute fee-splitting, or new laws may be introduced that would render our arrangements illegal. If this were to occur, we and/or the affiliated professional groups could be subject to civil or criminal penalties and/or we could be required to restructure these arrangements, all of which may result in significant cost to us and affect our profitability.

Confidentiality laws and regulations may increase the cost of our business, limit our service offerings, or create a risk of liability.

The confidentiality of individually identifiable health information, and the conditions under which such information may be maintained, included in our databases, used internally, or disclosed to third parties are subject to substantial governmental regulation. Legislation governing the possession, use, and dissemination of such protected health information and other personally identifiable information has been proposed or adopted at both the federal and state levels. Such laws and regulations may require us to implement new security measures. These measures may require substantial expenditures of resources or may limit our ability to offer some of our products or services, thereby negatively impacting the business opportunities available to us. If we are found to be responsible for any violation of applicable laws, regulations, or duties related to the use, privacy, or security of protected health information or other individually identifiable information, we could be subject to a risk of civil or criminal liability.

ITEM 2.  PROPERTIES

The Company currently maintains its office at: 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 450 square feet and is currently provided to the Company at no cost by Dr. William Donovan, the Company’s Director and Chief Executive Officer.  At some point in the future, the Company anticipates entering into a sublease agreement pursuant to which the Company will compensate Dr. William Donovan for this office space.

ITEM 3.  LEGAL PROCEEDINGS

In March 2008, Kent Caraquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages in an unspecified amount and injunctive relief for various breaches of contract and securities violations.   A default judgment was entered against the defendants on July 20, 2008.  The default judgment was set aside and the case reopened on November 7, 2008.  The Company will continue its efforts to settle the claims that pertain to the Company; however, there is no assurance that the matter can be settled on terms favorable to the Company.

In May 2007, Martin Nathan, a former attorney for the Company, filed suit against the Company.  In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated.  On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company.  On January 16, 2008, the Court entered a final judgment against the Company, for a total amount of $90,456.  This judgment is appealable.  Subsequently, the Company filed a motion for new trial.  In April 2009, the parties settled this matter, and the Company agreed to issue Mr. Nathan 80,000 shares of restricted common stock valued at $90,456.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol, “IGLB.” Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the following prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2007 and 2008 were as follows:

Quarter ended	High	Low
3/31/07	$5.00	$2.95
6/30/07	$5.50	$3.00
9/30/07	$3.60	$2.40
12/29/07	$5.30	$2.67
3/31/08	$3.15	$1.90
6/30/08	$2.99	$0.45
9/30/08	$0.60	$0.19
12/31/08	$0.39	$0.04

Record Holders

As of April 10, 2009, there were approximately 111 shareholders of record holding a total of 16,317,682 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Sales of Unregistered Securities

All equity securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

During the fourth quarter of 2007 through the fourth quarter of 2008, the Company focused on consummating a transaction with a smartcard/e-purse company, First Versatile Smartcard Solutions Corporation (“FVS”).  Through FVS, the Company planned to provide a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, convenience stores, fast-food outlets, telecommunications, gas, electricity, water and other utilities, healthcare institutions, gas stations, drugstores, supermarkets, ATMs, banks, credit cards, cell phones, vending machines, toll roads, parking, and other commercial establishments.  The transaction with FVS, however, was ultimately rescinded (as described in more detail above under “Item 1”).

At the end of December 2008, the Company began moving forward to launch its new business of delivering turnkey solutions to spine surgeons and plaintiff attorneys for necessary and appropriate treatment for muculo-skeletal spine injuries.  In connection with this business plan, in February 2009, the Company acquired One Source Plaintiff Funding, Inc. (“One Source”), a Florida corporation that owns a web site and proprietary methodologies used in the business of “lawsuit funding”.  The Company plans to use the One Source web site and proprietary methodologies as one component of its business strategy to invest in plaintiff personal injury lawsuits.

The Company intends to continue to develop or acquire businesses that will focus on the management of musculo-skeletal injuries, including pain management, medical imaging, and surgical evaluation.  With SPMI's new business plan, the Company needs to reevaluate MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

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

Results of Operations

The Company recorded no revenues and no costs of revenues from operations for the fiscal years ended December 31, 2008 and 2007.

During the twelve month period ended December 31, 2008, the Company’s operations were limited to attempting entry into the smartcard/e-purse business through the rescinded transaction with FVS, identifying other acquisition ventures in the technology sector, initial planning of the Company’s SPMI business and satisfying continuous public disclosure requirements.

Expenses

General and administrative expenses for the year ended December 31, 2008, were $467,000 compared to $1,572,558 for the year ended December 31, 2007. The decrease in general and administrative expenses was primarily the result of the decrease in directors and officers compensation. For the same period in 2007, the Company issued approximately $1.4 million of common stock for services and bonuses.

We had a $293,715 write down of accounts payable in 2008. There was no write down of accounts payables for the same period in 2007.

Net Loss

Net loss for the year ended December 31, 2008 was $173,285 compared to a net loss of $1,572,558 for the year ended December 31, 2007 a decrease of $1,399,273 or 89%. For the year ended December 31, 2007, the Company incurred approximately $1.4 million of expenses relating to common stock issuances for services and bonuses.

Liquidity and Capital Resources

Cash utilized by operations was $100,198, including a write down of accounts payable of $293,715 and a net loss of $173,285 from operations offset by the issuance of common stock for services of $187,000, and increase to accounts payable of $153,298, for the year ended December 31, 2008. Cash utilized by operations of $139,145 for the year ended December 31, 2007 was primarily due to a net loss of $1,572,558 from operations and a decrease in receivable from related party of $17,169 offset by the issuance of common stock for services and bonuses of $1,425,875 and an increase to accounts payable of $24,118.

There were no cash provided or used in investing activities for the years ended December 31, 2008 and 2007.

Cash flows provided by financing activities totaled $90,000 for the year ended December 31, 2008 and $147,515 for the year ended December 31, 2007.

In 2003, we adopted an equity compensation plan entitled "The 2003 Benefit Plan of Delta Capital Technologies, Inc." (the "Benefit Plan"). Pursuant to the Plan the Company may issue up to 55,349 shares of the Company's common stock (reverse and forward split adjusted) over a five year period, although the Board may shorten this period. The Plan was intended to aid the Company in maintaining and continuing its development of a quality management team, in attracting qualified employees, consultants, and advisors who can contribute to the future success of the Company, and in providing such individuals with an incentive to use their best efforts to promote the growth and profitability of the Company. No shares were issued in 2008 and 55,349 shares remained available for issuance.  As of the date of this filing, the Benefit Plan has expired and is no longer in effect.

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

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2008 and 2007, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Revenues are recognized in accordance with SAB No. 104 which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

Recent Accounting Pronouncements

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2008 and 2007, included in this Form 10-K, the Company discusses those recent accounting pronouncements that may be considered to be significant in determining the results of operations and its financial position.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of a net loss of $173,285 and $1,572,558 in 2008 and 2007, respectively, and an accumulated deficit in capital of $14,284,172 as of December 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors of Versa Card, Inc.

We have audited the accompanying balance sheet of Versa Card, Inc. (a Development Stage Company) as of December 31, 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2008 and the period from January 1, 2005 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Versa Card, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and the period from January 1, 2005 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 13, 2009

To the Board of Directors and Stockholders of
Versa Card, Inc.,(Formerly “Intrepid Global Imaging, Inc.”

I have audited the accompanying balance sheets of Versa Card, Inc. (the Company), a development stage company, as of December 31, 2007 and the related statements of operations, changes in stockholder’s equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Versa Card, Inc., a development stage company, as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2008

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$-	$10,198
Receivable from former related party	-	17,169
Prepaid expenses	-	3,122
Total current assets	-	30,489

TOTAL ASSETS	$-	$30,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$601,660	$742,077
Notes payable	10,676	10,155
Due to former related parties	56,016	56,016
Total current liabilities	668,352	808,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value, 50,000,000 shares
authorized; 13,317,682 shares issued and outstanding at
at December 31, 2008 and 6,906,579 shares issued and outstanding
and 18,750 shares issuable at December 31, 2007	13,318	6,926
Stock subscription	50,000	-
Additional paid-in capital	13,552,502	13,326,202
Accumulated deficit	(8,143,573)	(8,143,573)
Accumulated deficit during development stage	(6,140,599)	(5,967,314)
Total stockholders’ deficit	(668,352)	(777,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$30,489

See notes to consolidated financial statements.

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period January 1,
			2005 (Date of
	Twelve Months Ended		Inception) Through
	December 31,		December 31, 2008
	2008	2007

REVENUE	$-	$-	$-

EXPENSES:
Website planning costs	-	-	144,406
Impairment of website development costs	-	-	477,275
General and administrative expenses	467,000	1,572,558	5,787,633
Total costs and expenses	467,000	1,572,558	6,409,314

NET LOSS FROM CONTINUED OPERATIONS	(467,000)	(1,572,558)	(6,409,314)

WRITE DOWN OF ACCOUNTS PAYABLE	293,715	-	293,715

LOSS FROM DISCONTINUED OPERATIONS	-	-	(25,000)
NET LOSS	$(173,285)	$(1,572,558)	$(6,140,599)

NET LOSS PER SHARE:
Basic and Diluted	$(0.02)	$(0.25)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	10,112,131	6,365,623

See notes to consolidated financial statements.

VERSA CARDS, INC. ( Formerly "Intrepid Global Imaging 3D. Inc." )
(A Development Stage Company)
Statements of Stockholders' Equity Deficiency
Period December 31, 2004 to December 31, 2008

	Common Stock Shares	Amount	Common Stock Issuable Shares	Subscription	Additional Paid-in Capital	Accumulated Deficit	Deficit During the Development Stage	Total
Balances, December 31, 2004	4,028,914	$4,029	88,594	$-	$7,783,096	$(8,143,573)	$-	$(356,448)
Issuance of common stock for
settlement of accrued expenses and debt
January 2005	15,750	16	-	-	13,984	-	-	14,000
August 2005	22,365	22	-	-	74,528	-	-	74,550
September 2005	22,500	23	-	-	29,977	-	-	30,000
November 2005	35,000	35	-	-	83,965	-	-	84,000
Issuance of common stock and warrants for cash
May 2005	37,500	38	-	-	49,962	-	-	50,000
June 2005	-	-	18,750	-	24,981	-	-	24,981
September 2005	18,750	19	-	-	24,981	-	-	25,000
Issuance of common stock issuable
May 2005	88,594	89	(88,594)	-	-	-	-	89
Issuance of common stock for services
May 2005	7,500	7	-	-	19,993	-	-	20,000
August 2005	3,750	4	-	-	9,996	-	-	10,000
October 2005	2,500	2	-	-	4,998	-	-	5,000
November 2005	20,000	20	-	-	47,480	-	-	47,500
December 2005	12,500	12	-	-	24,988	-	-	25,000
Net loss	-	-	-	-	-	-	(754,838)	(754,838)
Balances, December 31, 2005	4,315,623	4,316	18,750	-	8,192,929	(8,143,573)	(754,838)	(701,166)
Issuance of common stock and warrants for cash
February 2006	50,000	50	-	-	49,950	-	-	50,000
September 2006	30,000	30	-	-	23,970	-	-	24,000
December 2006	35,000	35	-	-	34,965	-	-	35,000
Issuance of common stock for services
May 2006	37,500	37	-	-	90,713	-	-	90,750
September 2006	102,500	102	-	-	123,373	-	-	123,475
Issuance of common stock for bonuses
April 2006	112,500	113	-	-	206,887	-	-	207,000
May 2006	3,125,000	3,125	-	-	7,577,500	-	-	7,580,625
Cancellation of common stock	(1,875,000)	(1,875)	-	-	(4,546,501)	-	-	(4,548,376)
Net loss	-	-	-	-	-	-	(3,639,918)	(3,639,918)
Balances, December 31, 2006	5,933,123	5,933	18,750	-	11,753,786	(8,143,573)	(4,394,756)	(778,610)
Unaudited:
Issuance of common stock for cash
February 2007	20,000	20	-	-	29,980	-	-	30,000
March 2007	35,000	35	-	-	49,980	-	-	50,015
July 2007	35,000	35	-	-	17,465	-	-	17,500
August 2007	25,000	25	-	-	12,475	-	-	12,500
November 2007	50,000	50	-	-	37,450	-	-	37,500
Issuance of common stock for cashless
warrant exercise				-	-		-	-
May 2007	45,456	46	-	-	(46)	-	-	-
Issuance of common stock for services
May 2007	75,000	75	-	-	145,425	-	-	145,500
August 2007	20,000	20	-	-	54,980	-	-	55,000
September 2007	100,000	100	-	-	255,900	-	-	256,000
October 2007	100,000	100	-	-	74,900	-	-	75,000
November 2007	28,000	28	-	-	20,972	-	-	21,000
December 2007	90,000	90	-	-	67,410	-	-	67,500
Issuance of common stock for bonus
May 2007	350,000	350	-	-	805,525	-	-	805,875
Common stock issuable	-	-	43,084,353	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,572,558)	(1,572,558)
Balances, December 31, 2007	6,906,579	6,907	43,103,103	-	13,326,202	(8,143,573)	(5,967,314)	(777,778)
Issuance of common stock issuable to James Fischbach - January 2008	20,000,000	20,000	(20,000,000)	-	-	-	-	20,000
Issuance of common stock issuable for acquisition agreement - January 2008	23,000,000	23,000	(23,000,000)	-	-	-	-	23,000
Issuance of common stock issuable - January 2008	103,103	103	(103,103)	-	-	-	-	103
Stock subscription	-	-	-	50,000	-	-	-	50,000
Issuance of common stock to James Fischbach - August 2008	100,000	100	-	-	-	-	-	100
Reversal of issuance of common stock issued to James Fischbach - August 2008	(20,000,000)	(20,000)	-	-	-	-	-	(20,000)
Issuance of additional common stock for acquisition agreement - September 2008	9,500,000	9,500	-	-	-	-	-	9,500
Issuance of common stock for cash - September 2008	200,000	200	-	-	39,800	-	-	40,000
Issuance of common stock for services and compensation - September 2008	1,000,000	1,000	-	-	431,000	-	-	432,000
Reversal of issuance of common stock issued for acquisition agreement - December 2008	(26,992,000)	(26,992)	-	-	-	-	-	(26,992)
Reversal of issuance of common stock issued for compensation - December 2008	(500,000)	(500)	-	-	(244,500)	-	-	(245,000)
Net loss	-	-	-	-	-	-	(173,285)	(173,285)
Balances, December 31, 2008	13,317,682	$13,318	-	$50,000	$13,552,502	$(8,143,573)	$(6,140,599)	$(668,352)

See notes to consolidated financial statements.

VERSA CARDS, INC.(f / k / a Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			Period January 1,
			2005 (Date of
	Twelve Months Ended		Inception) Through
	December 31,		December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,285)	$(1,572,558)	(6,140,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	521	589	1,110
Impairment of license agreement	-	-	25,000
Impairment of website development cost	-	-	477,275
Issuance of common stock for transactions not consumated	5,692	-	5,692
Issuance of common stock for services	187,000	620,000	1,100,114
Issuance of common stock for bonuses	-	805,875	4,045,124
Write off of receivable from related party	17,169	(17,169)	-
Write off of prepaids expenses	3,122	-	-
Write down of accounts payable	(293,715)	-	(293,715)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	153,298	24,118	383,543
Due to former related parties	-	-	(10,851)
Net cash used in operating activities	(100,198)	(139,145)	(407,307)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website development cost	-	-	(11,801)
Net cash used in investing activities	-	-	(11,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	-	(52,362)
Proceeds from notes payable	-	-	19,067
Payment on loans payable	-	-	(28,387)
Proceeds from subscription payable	50,000	-	50,000
Proceeds from advances payable	-	-	27,855
Proceeds from sales of common stock and warrants	40,000	147,515	396,515
Net cash provided by financing activities	90,000	147,515	412,688
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,198)	8,370	(6,420)
BEGINNING OF PERIOD	10,198	1,828	6,420
END OF PERIOD	$-	$10,198	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to condensed financial statements.

VERSA CARD, INC., (Formerly “Intrepid Global Imaging 3D Inc.”)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Versa Card, Inc., formerly known as Intrepid Global Imaging 3D, Inc., MangaPets, Inc. and Newmark Ventures, Inc. (the “Company”), is a development stage company which was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated. In April 2005, the Company began focused on the development of the “Manga” interactive web portal and acquiring other ventures in the technology sector. During 2006, in addition to developing the Manga themed portal, the Company expended resources toward establishing a U.K. based subsidiary company to pursue acquisitions in the gaming sector. On the advice of counsel, and unfavorable events in the United States pertaining to on-line gaming, the Company decided not to pursue on-line gaming ventures. During the fourth quarter of 2007 and into the fourth quarter of 2008, the Company focused on consummating a transaction with a smartcard/ e-purse company, First Versatile Smartcard Solutions Corporation (FVS), and put on hold the development of its web portal for the Company’s MangaPets business.  In the fourth quarter of 2008, based on various factors, the transaction of FVS did not meet the expectations of Versa Card or FVS, and it was deemed necessary to rescind the FVS Transaction. Through its new business, Spine Pain Management Inc. (“SPMI”) which was launched at the end of December 2008, the Company plans to deliver turnkey solutions to spine surgeons and plaintiff attorneys for necessary and appropriate treatment of muculo-skeletal spine injuries.  With SPMI's new business plan, the Company needs to reevaluate Manga’s business of developing a themed web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2008, the Company had no assets and a working capital deficiency of $668,352 and a stockholders’ deficit of $668,352. Further, the Company had a net loss of $173,285 for the year ended December 31, 2008 and has incurred operating losses since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to successfully execute its business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2. CHANGE IN BUSINESS

On April 28, 2008, the Company entered into a Stock Purchase Agreement with First Versatile Smartcard Solutions Corporation, a Philippians corporation (“FVS”) and MacKay Group Limited (“MKG”), the sole shareholder of FVS, to acquire all outstanding equity securities of FVS.  The Stock Purchase Agreement superseded a Merger Agreement that the Company and FVS had previously entered into on November 21, 2007.  The transaction effected by the Merger Agreement and the Stock Purchase Agreement ( “FVS Transaction”) resulted in :
•
The Company issued under Section 4(2) of the Securities Act, 18,000,000 shares of common stock to MKG in exchange for all outstanding equity securities of FVS (which shares were to be held by MKG contingently, pending the consummation of the FVS Transaction);

•
The Company issued additional shares of common stock in connection with the FVS Transaction, including 7,500,000 shares to James MacKay, the beneficial owner of MKG, 2,000,000 shares to Celebrity Foods, Inc., and 500,000 shares to Shane Mulcahy for compensation;

•
The Company issued 3,000,000 shares of common stock to Hamouth Family Trust and 2,000,000 shares to William Roger Dunavant (which shares were issued to the Hamouth Family Trust and Mr. Dunavant conditionally in connection with the FVS Transaction);

•	FVS became a wholly owned subsidiary of the Company;
•	MKG held approximately 60% of the Company’s common stock; and

•
The Company attempted to enter into the smartcard business by providing a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, retail, utilities, banking and other commercial establishments.

As a result of the FVS Transaction, the Board of Directors: (a) increased the number of Directors from one member to three members; (b) accepted the resignation of Richard Specht as a Director and Officer; (c) appointed James R. MacKay, Zacarias Rivera, and Dr. William Donovan as Directors; and (d) elected James R. MacKay as Chief Executive Officer and Dr. Donovan as Secretary.

On September 9, 2008, the Board of Directors: (a) accepted the resignation of James MacKay as the Chief Executive Officer (CEO); and (b) elected Shane Mulcahy, Chief Executive Officer.

Subsequently, based on various factors, the acquisition of FVS did not meet the expectations of Versa Card or FVS, and it was deemed necessary to rescind the FVS Transaction.  On December 30, 2008, the Company entered into a Mutual Release and Settlement Agreement (the "Settlement Agreement") to effectively rescind the transactions effected by a Stock Purchase Agreement dated April 28, 2008 (the "Acquisition Agreement").  Pursuant to the Settlement Agreement, James MacKay, Celebrity Foods, Inc., and Shane Mulcahy tendered to Versa Card 25,092,000, 1,900,000, and 500,000 shares of common stock, respectively (a total of 27,492,000 shares) for cancellation. Pursuant to the Settlement Agreement and in consideration for the transactions contemplated by the Settlement Agreement, James MacKay and Celebrity Foods, Inc., retained 408,000 and 100,000 shares of common stock respectively, and the Company returned all shares of FVS it acquired pursuant to the FVS Transaction. In addition, the Settlement Agreement provides for a mutual release of claims. With regards to the FVS Transaction, 5,000,000 shares of the Company’s common stock issued remain outstanding as of December 31, 2008.  The Company currently is in the process of evaluating whether the issuances of these 5,000,000 shares were effectively rescinded upon the rescission of the FVS Transaction.  As such, the Company may negotiate the return of these 5,000,000 shares.

In connection with the Settlement Agreement, James R. MacKay and Zacarias Rivera resigned as Directors of Versa Card; and Shane Mulcahy resigned as Chief Executive Officer.  The remaining member of the Board of Directors, Dr. William Donovan (a) appointed Timothy Donovan, the son of Dr. William Donovan, as interim Chief Executive Officer, (b) appointed Richard Specht as a Director of the Corporation, (c) appointed Richard Specht as head of the Compensation Committee, and (d) resigned as a member of the Compensation Committee.  Subsequently, on January 28, 2009, Timothy Donovan resigned as Chief Executive Officer, and Dr. William Donovan was appointed Chief Executive Officer.

At the end of December 2008, the Company launched its new business concept, Spine Pain Management Inc. (“SPMI”).  The Company plans to deliver turnkey solutions to spine surgeons and plaintiff attorneys for necessary and appropriate treatment of muculo-skeletal spine injuries.

On February 28, 2009, the Company acquired One Source Plaintiff Funding, Inc. ("One Source"), a corporation organized under the laws of the State of Florida, pursuant to a Stock Exchange Agreement between the Company, One Source, and the shareholders of One Source, Brian Koslow and David Waltzer. Pursuant to the Exchange Agreement, Spine Pain Management Inc. (“SPMI”) acquired all of the outstanding capital stock of One Source in exchange for 900,000 shares of SPMI common stock. OneSource owns a web site and proprietary methodologies used in the business of "lawsuit funding".  The Company will use the One Source web site and proprietary methodologies as one component of its business strategy to invest in plaintiff personal injury lawsuits.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has produced no revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development State Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Software and Website Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, are expensed as incurred. The costs of website development, during the planning stage, as defined under Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs,” are also expensed as incurred. For the fiscal years ended December 31, 2008 and 2007, no such costs were incurred.

Computer software and website development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and website content, payroll and interest costs are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational. Costs incurred when the website and related software are in the operating stage will be expensed as incurred. For the fiscal years ended December 31, 2008 and 2007, no such costs were incurred.

Comprehensive Income

The Company had no items of other comprehensive income in 2008 or 2007.

Stock Based Compensation

Since the Company did not issue any stock base compensation in the form of options to employees during the years ended December 31, 2008 or 2007, there was no effect on net loss per share had the Company applied the fair value recognition provisions of  “SFAS” No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Revenue Recognition

Revenues are recognized in accordance with SAB No. 104 which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.”  The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds.  The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA.  FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008.  Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued.  The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 141(R) will have, if any, on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 160 will have, if any, on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 4.  RECEIVABLE FROM FORMER RELATED PARTY

During the year ended December 31, 2007, the Company made advances totaling $17,169 to its former chief executive officer. This receivable is non-interest bearing and is due on demand. For the year ended December 31, 2008, this receivable was considered uncollectible. The entire amount has been written down and reflected in the Company’s statements of operations.

NOTE 5.  ACCOUNTS PAYABLE

During the year ended December 31, 2007, the Company recorded an account payable to a vendor in the amount of $435,049. For the year ended December 31, 2008 this amount was settled with the vendor to be $141,334, resulting in a write down of accounts payable of $293,715. This write down of accounts payable has been reflected in the Company’s statements of operations and cash flows for the year ended December 31, 2008.

NOTE 6.  NOTES PAYABLE

Notes payable consist of:

	December 31,	December 31,
	2008	2007

Note payable to an individual, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	$8,806	$8,377
Note payable to a company, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	1,870	1,778
Total	$10,676	$10,155

NOTE 7.  DUE TO FORMER RELATED PARTIES

Due to former related parties consists of:

	December 31,	December 31,
	2008	2007

Due to former chief executive officer and affiliates, non-interest bearing, due on demand	$4,237	$4,237
Due to former chief accounting officer and affiliates, non-interest bearing, due on demand	51,779	51,779
Total	$56,016	$56,016

NOTE 8. COMMON STOCK

Stock Issuances

On January 29, 2007, the Company entered into an agreement with Intrepid World Communications Corp. (“IWC”) which provided that the Company would merge with IWC. The Company had 20,000,000 shares of restricted common stock issuable to James Fischbach as of December 31, 2007. These shares were issued and delivered to him on condition that the merger would be consummated. The merger was never consummated and James Fischbach declined to return the shares.  The Company subsequently filed suit in the Delaware Court of Chancery to have the shares cancelled. The Company and James C. Fischbach entered into a Mutual Release and Settlement Agreement on August 20, 2008. Pursuant to the Mutual Release and Settlement Agreement, the Company issued 100,000 shares of its common stock to James C. Fischbach, James C. Fischbach agreed to the cancellation of 20,000,000 shares issued and the Company agreed to dismiss the pending litigation in the Delaware Court of Chancery.

On November 26, 2007 the Company entered into an agreement with First Versatile Smartcard Solutions Corporation (“FVS”), a Philippines corporation in the business of developing a smartcard for use in the Philippines. Under the agreement, the sole stockholder of FVS, or his designee was to receive 18,000,000 shares of Company common stock, the Company’s chief executive officer was to receive 2,000,000 shares of Company common stock, and an affiliate of the Company’s former chief executive officer was to receive 3,000,000 shares of Company common stock.  As of December 31, 2007 all shares were considered to be issuable and were delivered to all parties to the agreement in January, 2008.  In connection with the agreement, the Board of Directors approved a name change for the Company to Versa Card, Inc. and a one (1) for two (2) reverse split of its common stock.  On April 9, 2008 the Company filed with the Security Exchange Commission (“SEC”), reporting that on December 3, 2007 stockholders of the Company holding over a majority of the Company’s common stock executed a written consent authorizing the Board to amend the Company’s Articles of Incorporation to effect the 1 for 2 reverse stock split and to change the name of the Company to Versa Card, Inc.   On September 8, 2008 the Company issued an additional 9,500,000 shares of Company common stock in connection with the agreement.  The Company determined subsequently to rescind the agreement and to not execute a reverse stock split. On December 30, 2008 the Company and certain parties of the FVS Transaction agreed to the cancellation of approximately 27,500,000 shares of Company common stock.  With regards to the FVS Transaction, 5,000,000 shares of the Company’s common stock issued remain outstanding as of December 31, 2008.  The Company currently is in the process of evaluating whether the issuances of these 5,000,000 shares were effectively rescinded upon the rescission of the FVS Transaction.  As such, the Company may negotiate the return of these 5,000,000 shares.

In January 2008 the Company issued 103,103 shares of Company common stock that were classified as issuable at December 31, 2007.

On September 8, 2008 the Company issued 200,000 shares of Company common stock for $40,000 in cash.

On September 8, 2008 the Company issued 1,000,000 shares of Company common stock to various individuals for services and compensation valued at $432,000.

On December 30, 2008 the Company cancelled 500,000 shares of Company common stock issued to an individual on September 8, 2008 for compensation valued at $245,000.

Warrants

A summary of warrant activity for the years ended December 31, 2008 and 2007 follows:

	Shares of Common Stock that Warrants are Exercisable Into
	December 31, 2008	December 31, 2007
Warrants outstanding, beginning of period	30,000	177,500
Issued	-	-
Exercised	-	(45,456)
Expired	(30,000)	(102,044)
Warrants outstanding, end of period	-	30,000

The 30,000 warrants outstanding at December 31, 2007 were exercisable into 30,000 shares of common stock at an exercise price of $1.00 per share and expired September 21, 2008.

NOTE 9.  INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2008 and 2007 since the Company incurred net losses in these periods. However, deferred tax benefits of $67,600 and $613,300 for the years ended December 31, 2008 and 2007, respectively, were recognized.

Deferred tax assets consists of:

	December 31, 2008	December 31, 2007
Net operating loss carryforwards	$2,394,600	$2,327,000
Less valuation allowance	(2,394,600)	(2,327,000)
Deferred tax assets, net	$-	$-

Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred tax asset of approximately $2,394,600 attributable to the future utilization of the approximately $6,100,000 in net operating loss carryforwards as of December 31, 2008, will not be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008 and 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2018 to 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited.

NOTE 10.  LEGAL MATTERS

In March 2008, Kent Caraquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages in an unspecified amount and injunctive relief for various breaches of contract and securities violations.   A default judgment was entered against the defendants on July 20, 2008.  The default judgment was set aside and the case reopened on November 7, 2008.  The Company will continue its efforts to settle the claims that pertain to the Company; however, there is no assurance that the matter can be settled on terms favorable to the Company.

In May 2007, Martin Nathan, a former attorney for the Company, filed suit against the Company.  In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated.  On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company.  On January 16, 2008, the Court entered a final judgment against the Company, finding the Company liable for Mr. Nathan’s damages, for a total amount of $90,456.  This judgment is appealable.  Subsequently, the Company filed a motion for new trial.  In April 2009, the parties settled this matter, and the Company agreed to issue Mr. Nathan 80,000 shares of restricted common stock valued at $90,456.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company currently maintains its office at: 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 450 square feet and is currently provided to the Company at no cost by Dr. William Donovan, the Company’s Director and Chief Executive Officer.

NOTE 12.  SUBSEQUENT EVENTS

Effective January 28, 2009, the Board of the Company accepted the resignation of Timothy Donovan as the Company’s Interim Chief Executive Officer and appointed William F. Donovan, M.D., as the Company’s Chief Executive Officer.

On February 28, 2009, the Company acquired One Source Plaintiff Funding, Inc. ("One Source"), a corporation organized under the laws of the State of Florida, pursuant to a Stock Exchange Agreement between the Company, One Source, and the shareholders of One Source, Brian Koslow and David Waltzer. Pursuant to the Exchange Agreement, the Company acquired all of the outstanding capital stock of One Source in exchange for 900,000 shares of the Company’s common stock. One Source owns a web site and proprietary methodologies used in the business of "lawsuit funding".  The Company will use the One Source web site and proprietary methodologies as one component of a new business strategy to invest in plaintiff personal injury lawsuits.

On February 28, 2009, SPMI formalized the employment of William F. Donovan, M.D., as the Company's Chief Executive Officer, effective January 3, 2009; entered into employment arrangements with John A. Talamas, as Chief Operating Officer; Brian Koslow, as Executive Vice President of Business Development; and David Waltzer and Timothy Donovan, as Vice President of Marketing & Sales.

In April 2009, the Company reached a settlement in the case of Martin Nathan, a former attorney for the Company, who filed suit against the Company.  In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated.  On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company.  On January 16, 2008, the Court entered a final judgment against the Company, finding the Company liable for Mr. Nathan’s damages, for a total amount of $90,456.  This judgment is appealable.  Subsequently, the Company filed a motion for new trial.  In April 2009, the parties settled this matter, and the Company agreed to issue Mr. Nathan 80,000 shares of restricted common stock valued at $90,456.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 16, 2008, our Board of Directors dismissed Michael T. Studer CPA P.C. (“Studer”) as its independent registered public accounting firm and retained the accounting firm of Jewett, Schwartz, Wolfe & Associates (“JSW”) as its new independent registered public accounting firm.

Studer was the Registrant’s independent registered public accounting firm since October 2006 and for the Registrant’s last two annual reports (Form 10-KSB) for years ended December 31, 2006 and December 31, 2007. Studer’s reports on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern modification expressing substantial doubt about the ability of the Registrant to continue as a going concern.

The decision to change our accountants was recommended and approved by our Board of Directors on May 16, 2008.

During our most recent two fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with Studer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, except for a going concern modification expressing substantial doubt about the ability of the Registrant to continue as a going concern.

On May 16, 2008 we engaged JSW as our new principal independent registered accounting firm in connection with our financial statements for the quarter ended March 31, 2008. Our Board of Directors recommended and approved the engagement of JSW.

During the Registrant’s fiscal years ended December 31, 2007, 2006, and 2005 and through May 16, 2008, we did not consult JSW with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

The Registrant has requested Studer to furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether Studer agrees with the above statements.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure

(b) Changes in Internal Controls

During the year ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	65	Chief Executive Officer and Director / Interim Principal Financial Officer
John Talamas	53	Chief Operating Officer
Brian M. Koslow	51	Executive V.P. of Business Development
Richard Specht	27	Director

William Donovan, M.D.  Dr. William Donovan has served as the Company’s Chief Executive Officer since January 28, 2009.  He has served as a Director of the Company since April 2008.  He is a Board Certified Orthopedic Surgeon, and has been involved with venture funding and management for over 25 years.  He was the co-founder of DRCA (later known as I.O.I) and became Chairman of this company that went from the pink sheets, to NASDAQ and then to the AMEX before being acquired by a subsidiary of the Bass Family.  He was a founder of “I Need A Doc”, later changed to IP2M that was acquired by Dialog Group, a public traded company.  He was the Chairman of House of Brussels, an international chocolate company and president of ChocoMed, a specialized confectionery company combining Nutraceuticals with chocolate bars.  Dr. Donovan has been practicing in Houston since l975. Throughout his career as a physician, he has been involved in projects with both public and private enterprises. He received his Orthopedic training at Northwestern University in Chicago.  He was a Major in the USAF for 2 years at Wright Patterson Air force base in Dayton, Ohio. He established Northshore Orthopedics in 1975 and continues in active practice in Houston, Texas specializing in Orthopedic Surgery.

John Talamas.  John Talamas has served as the Company’s Chief Operating Officer since February 28, 2009.  John has an extensive business background in developing and launching successful marketing programs for attorneys, doctors treating injured workers, and medical facilities associated with these types of patients.  He was the Financial Manager in Houston for Eller Media Co., Inc. and the Director of Administration and Finance for El Dorado Communications, Inc.  While working at The Woodlands Corporation in The Woodlands, Texas, he was a Special Projects Accountant for the San Luis Conference Center & Resort plus The Woodlands Executive Conference Center & Resort.  He was the Chief Financial Officer for Signtex Imaging, Inc. in Houston.  As the CEO of Quality Drill Media, he developed and launched care management service programs facilitating patients from attorneys who require appropriate medical and chiropractic treatment.  Mr. Talamas earned a Bachelor’s of Business Administration with a concentration in Accounting from Laredo State University, Cum Laude, May 1981.  He completed 27 hours in a Master’s Program at Texas A&M International at Laredo 1982-1983.

Brian M. Koslow.  Brian M. Koslow has served as the Company’s Executive Vice President of Business Development since February 28, 2009.  Brian’s experience spans twenty-two years in the healthcare profession.  During 1985 Mr. Koslow founded Koslow Practice Management Inc., later reincorporated under the name Breakthrough Coaching Inc., a company that worked with musculoskeletal facilities throughout the United States.  The company was responsible for practice analysis including payer mix, marketing, corporate and partnership structuring.  Emphasis was placed on multi-disciplinary integration and addition of key strategic profit-centers, including expansion of personal injury services.  During this period, Mr. Koslow presented more than one thousand seminars to healthcare professionals and their professional staffs.  During 2001, Mr. Koslow co-founded Atlas Diagnostics, LLC, a company that employed mobile technicians, board certified neurologists and radiologist in order to deliver neurological and radiological testing to patients at healthcare facilities throughout the United States.  The company worked with an extensive network of physicians, personal injury attorneys (accident cases), workmen’s compensation and general insurance carriers for testing services.  Mr. Koslow was responsible for all aspects of sales and development of physician accounts including the delivery physician educational seminars.  The Company was merged with another diagnostic testing company during 2005.  During 2006, Mr. Koslow founded One Source Plaintiff Funding, Inc., a company founded to provide advocacy for injured plaintiffs who are unable to financially afford to wait for settlement from insurance carriers.  Funds are invested in plaintiff cases providing plaintiff’s with financial relief for payment of medical care, funding of expert witnesses and living expenses.  Company has established a network of attorney referral sources.  Cases are evaluated and underwritten in accordance with a proprietary formula.  Mr. Koslow is Best-Selling Author of the book “365 ways to Become a Millionaire Without Being Born One”; a revised-2008, Penguin-Putnam, New York; published in five languages.  He has authored several healthcare office procedure manuals, published more than thirty articles on marketing and management of professional healthcare practices and has produced several audio programs for professionals, including personal injury marketing.

Richard Specht.  Richard Specht has over eight years experience as an investor in various private and public companies. In 2007 Mr. Specht served as a Director and CEO of the Company.

Board of Directors Committees

The Board of Directors has not yet established an audit committee. An audit committee typically reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The Company does currently have a Compensation Committee, of which our Director, Richard Specht is currently the sole member.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of six people who, during the fiscal year ended December 31, 2008 were Directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows:

Richard Specht, our current Director, has failed to file various reports required by Section 16(a) of the Exchange Act, and to date is not current in these filings.  Mr. Specht has failed to file the following reports: (a) a Form 3 when he was appointed Director in October 2007; (b) a Form 4 when he was appointed Chief Executive Officer in April 2008; (c) a Form 5 when he resigned as officer and Director in April 2008; and (d) a Form 3 when he was appointed Director in December 2008.  He is currently in the process of preparing his outstanding reports.

William Donovan, M.D., our current Chief Executive Officer and Director, failed to timely file a Form 3 in May 2008 when he was appointed Director.  However, he is current in his filings to date.

William R. Dunavant, our former Chief Executive Officer, failed to file a Form 4 in 2008 when he was terminated as Chief Executive Officer.  The Company has no knowledge of any additional Form 4’s or additional reports that he may have been required to file.

James R. MacKay, our former Director and Chief Executive Officer, failed to file in 2008 a Form 3 when he was appointed, a Form 4 when he resigned as Chief Executive Officer, and a Form 5 when he resigned as Director.  The Company has no knowledge of any additional Form 4’s or additional reports that he may have been required to file.

Zacarias Rivera, our former Director, failed to file in 2008 a Form 3 when he was appointed and a Form 5 when he resigned.  The Company has no knowledge of any Form 4’s or additional reports that he may have been required to file.

Shane Mulcahy, our former Chief Executive Officer, failed to file in 2008 a Form 3 when he was appointed and a Form 5 when he resigned.  The Company has no knowledge of any Form 4’s or additional reports that he may have been required to file.

.Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and Directors have not:

•
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

•	been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
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

•
been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

•
been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

The Company has adopted a code of ethics in compliance with Item 406 of Regulation S-K that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has filed a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10-K. Further, we undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Versa Card, Inc. (Formerly “Intrepid Global Imaging 3D, Inc.” )
5225 Katy Freeway
Suite 600
Houston, Texas   77007

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2008, 2007, and 2006 concerning cash and non-cash compensation paid or accrued to or on behalf of the chief executive officer at the year ended December 31, 2008, and any other employees to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Dunavant Former CEO, CFO, PAO, and director	2008 2007 2006	- - -	- - -	- - -	(1)	- - -	- - -	- - -	- - -	- -
Timothy Donovan Former CEO	2008	-	-	-		-	-	-	-	-
James R. MacKay Former CEO	2008	-	-	-		-	-	-	-	-
Shane Mulcahy Former CEO	2008	-	-	-		-	-	-	-	-

(1)  In connection with and pursuant to the FVS Transaction, as described above under “Item 1,” the Company issued 2,000,000 shares to Mr. Dunavant.  These shares, however, were not issued to Mr. Dunavant in his capacity as an executive or Director of the Company.  As such, we do not believe these share qualify as executive compensation.  Further, in connection with the rescission of the FVS Transaction, the Company is in the process of evaluating whether the issuance to Mr. Dunavant was effectively rescinded, and as such the Company may negotiate the return of these 2,000,000 shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As a result of the cancellation of 27,492,000 shares of Common Stock by virtue of the Settlement Agreement, 13,317,682 shares of Versa Card Common Stock are outstanding, and James MacKay is no longer the majority shareholder of Versa Card. The change in control of the Company was effected solely by the cancellation of 27,492,000 shares of Common Stock by virtue of the Settlement Agreement.

The following table sets forth certain information at April 10, 2009 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Number and Class of Common Shares Beneficially Owned	Percent of Class
William Francis Donovan (1)	1,981,013	11.89%
John Talamas (1)	500,000	3.00%
Brian M. Koslow (1)	675,500	4.05%
Richard Specht (1)	2,500	0.02%
All Directors and executive officers as a group (4 persons)	2,814,300	16.89%
Rene Hamouth (2)	4,527,751	27.17%
William R. Dunavant (3)	1,800,000	10.80%
Total shares outstanding:	16,662,695

(1)	The named individual is an executive officer or Director of the Company, the business address of which is 5225 Katy Freeway, Suite 600, Houston, TX 77007.

(2)
Includes 3,354,665 shares registered in the name of the Hamouth Family Trust, 1,094,598 shares registered in the name of Renee Hamouth, and 145,863 shares registered in the name of Leona Hamouth. Mr. Hamouth is the trustee of the Hamouth Family Trust.  Mr. Hamouth’s address is 2608 Finch Hill, Vancouver, BC, Canada, V7S 3H1.

(3)	William R. Dunavant, our former CEO, is the beneficial owner of Dunavant Family Holdings, Inc. Mr. Dunavant’s address is 2624 Eagle Cove Drive, Park City, Utah 84060.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party, and the amount involved exceeded $120,000, since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

Director Independence

The Company currently does not have any independent directors.  Although Mr. Richard Specht does not currently hold any other positions with the Company besides Director, he previously served as Chief Executive Officer of the Company, and as such, we have decided to not label him as an independent director at this point in time.

As the Company’s securities are not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, we are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services  rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our SB-2 Registration Statements and this Annual Report.  Since we have no audit committee, none of these services were approved by an audit committee, and we have no pre-approval policies or procedures.

	Year ended December 31,

	2008	2007

Audit Fees	$54,000	$40,000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total	$54,000	$40,000

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, for the fiscal year ended December 31, 2008, all services provided to the Company by Jewett, Schwartz, Wolfe & Associates. For the same period in fiscal year 2007, all services provided to the Company by Michael T. Studer, CPA P.C as detailed above as detailed above, were pre-approved by the committee, as well.

ITEM 15. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
3(i)(a)	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
3(i)(b)	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
3(i)(c)	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *
3(i)(d)	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.) *
3(i)(e)	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15,2005) *
3(i)(f)	Amended Articles of Incorporation dated September 7,2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005) *
3(ii)	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on January 5, 2000.) *
10(i)	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003) *
10(ii)	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004 *
10(iii)	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004) *
10(iv)	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(v)	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(vi)	Consulting Agreement dated October 1, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
10(vii)	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005) *
10(viii)	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006) *
10(ix)	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005) *
10(x)	Debt Settlement Agreement dated November 9, 2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17, 2006) *
10(xi)	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006) *
10(xii)	Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007.(Incorporated by reference from Form 8k filed on January 29,2007) *
10(xiii)	Merger Agreement dated November 21, 2007 between the Company and First Versatile Smartcard Solutions Corporation (Incorporated by reference from Form 8-K filed on April 22, 2008) *
10(xiv)	Stock Purchase Agreement dated April 28, 2008 between the Company, First Versatile Smartcard Solutions Corporation and MacKay Group, Ltd.
10(xv)	Mutual Release and Settlement Agreement dated December 30, 2008 between the Company, James MacKay, MacKay Group, Ltd., Celebrity Foods, Inc. and Michael Cimino.
10(xvi)	Employment Agreement dated February 21, 2009 between the Company and William Donovan, M.D.
10(xvii)	Employment Agreement dated February 25, 2009 between the Company and John Talamas
10(xviii)	Employment Agreement dated February 21, 2009 between the Company and Brian Koslow
14	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
31.1	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of the Company

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2009.

Versa Card, Inc.

By /s/ William Donovan, M.D.
William Donovan, M.D.
President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

By /s/ William Donovan, M.D.	Dated: April 15, 2009
William Donovan, M.D.
President and Chief Executive Officer, Director,
Principal Financial Officer and Principal Accounting Officer

By /s/ Richard Specht	Date: April 15, 2009
Richard Specht
Director