Form 10-K/A
period 2008-12-31
VERSA CARD, INC.
filed 2009-04-16
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

Versa Card, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2009 (the "Original 10-K") to correct typographical errors to the headings of the financial statements.

This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2008

VERSA CARDS, INC. (Formerly Intrepid Global Imaging 3D. Inc.)
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

VERSA CARDS, INC. (Formerly Intrepid Global Imaging 3D. Inc.)
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

VERSA CARDS, INC. (Formerly Intrepid Global Imaging 3D. Inc. )
(A Development Stage Company)
Statements of Stockholders' Deficit
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

VERSA CARDS, INC. (Formerly Intrepid Global Imaging 3D. Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

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
10(xiv)
Stock Purchase Agreement dated April 28, 2008 between the Company, First Versatile Smartcard Solutions Corporation and MacKay Group, Ltd. (Incorporated by reference from Form 10-K filed on April 15, 2009)*

10(xv)
Mutual Release and Settlement Agreement dated December 30, 2008 between the Company, James MacKay, MacKay Group, Ltd., Celebrity Foods, Inc. and Michael Cimino. (Incorporated by reference from Form 10-K filed on April 15, 2009)*

10(xvi)	Employment Agreement dated February 21, 2009 between the Company and William Donovan, M.D. (Incorporated by reference from Form 10-K filed on April 15, 2009)*
10(xvii)	Employment Agreement dated February 25, 2009 between the Company and John Talamas (Incorporated by reference from Form 10-K filed on April 15, 2009)*
10(xviii)	Employment Agreement dated February 21, 2009 between the Company and Brian Koslow (Incorporated by reference from Form 10-K filed on April 15, 2009)*
14	Code of Ethics (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *
31.1	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification Pursuant to Rule 13a-14(A)/15d-14(A) of the Securities Act of 1934 as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from previous filings of the Company

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2009.

Versa Card, Inc.

By /s/ William Donovan, M.D.
William Donovan, M.D.
President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

By /s/ William Donovan, M.D.	Dated: April 16, 2009
William Donovan, M.D.
President and Chief Executive Officer, Director,
Principal Financial Officer and Principal Accounting Officer

By /s/ Richard Specht	Date: April 16, 2009
Richard Specht
Director