Form 10-Q
period 2009-03-31
VERSA CARD, INC.
filed 2009-05-15
CIK 1066764

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009
Commission File No. 000-27407

Versa Card, Inc.
(Formerly “Intrepid Global Imaging 3D, Inc.”)
(Exact name of small business issuer as specified in its charter)

DELAWARE	98-0187705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5225 Katy Freeway
Suite 600
Houston, Texas   77007
(Address of principal executive office) (Postal Code)

(713) 816-7303
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 8, 2009 was 16,317,682.

VERSA CARD, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	F-1

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	F-1

	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	F-2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	F-3

	Notes to Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4T.	Controls and Procedures	3

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits

Signatures

2

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VERSA CARDS, INC. ( Formerly "Intrepid Global Imaging 3D. Inc." )
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2009	2008
CURRENT ASSETS:	(Unaudited)	(Audited)
Cash and cash equivalents	$-	$-
Total current assets	-	-

Intangible assets	230,697	-

TOTAL ASSETS	$230,697	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$667,708	$601,660
Notes payable	10,676	10,676
Due to related party	52,523	-
Due to former related parties	56,016	56,016
Total current liabilities	786,923	668,352

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value, 50,000,000 shares
authorized; 16,317,682 and 13,317,682 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	16,318	13,318
Additional paid-in capital	14,318,502	13,552,502
Stock subscription	50,000	50,000
Accumulated deficit	(8,143,573)	(8,143,573)
Accumulated deficit during development stage	(6,797,473)	(6,140,599)
Total stockholders’ deficit	(556,226)	(668,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230,697	$-

See notes to consolidated financial statements.

VERSA CARDS, INC. ( Formerly "Intrepid Global Imaging 3D. Inc." )
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
			Period January 1,
			2005 (Date of
	Three Months Ended		Inception) Through
	March 31,		March 31, 2009
	2009	2008

REVENUE	$-	$-	$-

EXPENSES:
Website planning costs	-	-	144,406
Impairment of website development costs	-	-	477,275
General and administrative expenses	656,874	93,212	6,444,507
Total costs and expenses	656,874	93,212	7,066,188

NET LOSS FROM CONTINUED OPERATIONS	(656,874)	(93,212)	(7,066,188)

WRITE DOWN OF ACCOUNTS PAYABLE	-	-	293,715

LOSS FROM DISCONTINUED OPERATIONS	-	-	(25,000)
NET LOSS	$(656,874)	$(93,212)	$7,066,188

NET LOSS PER SHARE:
Basic and Diluted	$(0.05)	$(0.00)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	14,384,349	24,768,011

See notes to consolidated financial statements.

VERSA CARDS, INC. ( Formerly "Intrepid Global Imaging 3D. Inc." )
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			Period January 1,
			2005 (Date of
	Three Months Ended		Inception) Through
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(656,874)	$(93,212)	(6,797,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	-	153	1,110
Impairment of license agreement	-	-	25,000
Impairment of website development cost	-	-	477,275
Issuance of common stock for transactions not consumated	-	-	5,692
Issuance of common stock for services	538,303	43,084	1,638,417
Issuance of common stock for bonuses	-	-	4,045,124
Write off of receivable from related party	-	-	-
Write off of prepaids expenses	-	-	-
Write down of accounts payable	-	-	(293,715)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	66,048	40,000	449,591
Due to former related parties	-	-	(10,851)
Net cash used in operating activities	(52,523)	(9,975)	(459,830)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website development cost	-	-	(11,801)
Net cash used in investing activities	-	-	(11,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	-	(52,362)
Proceeds from notes payable	-	-	19,067
Payment on loans payable	-	-	(28,387)
Proceeds from subscription payable	-	-	50,000
Proceeds from advances payable	-	-	27,855
Proceeds from related party	52,523	-	52,523
Proceeds from sales of common stock and warrants	-	-	396,515
Net cash provided by financing activities	52,523	-	465,211
NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(9,975)	(6,420)
BEGINNING OF PERIOD	-	10,198	6,420
END OF PERIOD	$-	$223	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Acquisition of Intangible assets	$(230,697)	$-	$(230,697)

Issuance of common stock in acquisition of a business	$230,697	$-	$230,697

See notes to consolidated financial statements.

VERSA CARD, INC. (f / k/ a Intrepid Global Imaging 3D, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS

Versa Card, Inc., formerly known as Intrepid Global Imaging 3D, Inc., MangaPets, Inc. and Newmark Ventures, Inc. (the “Company”), is a development stage company which was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated. During the fourth quarter of 2007 and into the fourth quarter of 2008, the Company focused on consummating a transaction with a smartcard / e-purse company, First Versatile Smartcard Solutions Corporation (“FVS”), and put on hold the development of its web portal for the Company’s MangaPets business. In November 2007 the Company entered into an agreement to merge with FVS, and subsequently in April 2008, the transaction was restructured as a stock purchase agreement.   Based on various factors, the acquisition of FVS did not meet the expectations of the Company or FVS, and on December 30, 2008 the Company entered into a Mutual Release and Settlement Agreement to effectively rescind the transactions effected by the FVS acquisition agreements.

In February 2009, the Company launched its new business concept, Spine Pain Management Inc. (“SPMI”).  The Company plans to deliver turnkey solutions to spine surgeons and plaintiff attorneys for necessary and appropriate treatment of musculo-skeletal spine injuries. With SPMI's new business plan, the Company will be reevaluating MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

On February 28, 2009, the Company acquired One Source Plaintiff Funding, Inc. ("One Source"), a corporation organized under the laws of the State of Florida, pursuant to a Stock Exchange Agreement between the Company, One Source, and the shareholders of One Source, Brian Koslow and David Waltzer. Pursuant to the Exchange Agreement, the Company acquired all of the outstanding capital stock of One Source in exchange for 900,000 shares of the Company’s common stock (the “Purchase Shares”) with a fair value of $230,697. The Exchange Agreement also provides that if, at any time prior to the six month anniversary of the Exchange Agreement, the closing stock price of the Company on the OTCBB is less than $.15 per share for fifteen (15) consecutive trading days, Mr. Koslow and Mr. Waltzer have the right to rescind the Company’s acquisition of One Source, and the Company will cancel the Purchase Shares. One Source owns a web site and proprietary methodologies used in the business of "lawsuit funding".  The Company will use the One Source web site and proprietary methodologies as one component of its business strategy to invest in plaintiff personal injury lawsuits.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2009, the Company had no assets and a working capital deficiency of $556,226 and a stockholders’ deficit of $556,226. Further, the Company had a net loss of $656,874 for the quarter ended March 31, 2009 and has incurred operating losses since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to successfully execute its business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, as included in our report on Form 10-K.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standard Board (“FASB”) issued three Final Staff Positions on Financial Accounting Standards (“FAS”) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

On January 12, 2009, the FASB issued FSP  99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. FASB FSP 99-20-1 amends the impairment guidance in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”. The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The adoption of the technical amendment of FSP FAS No. 132(R)-1 had no impact on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption of FSP FAS No. 140-4 had no impact on its consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No.142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of FSP FAS No. 142-3 had no impact on its consolidated financial position and results of operations

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 had no impact on the Company’s consolidated financial statements.

NOTE 4 - SUBSEQUENT EVENTS

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements can be identified by terminology such as "may," "will", "should",  "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology.   These statements involve a number of risks and uncertainties.   Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above and in the Company’s last Form 10-KSB for 2007 and Form 10-K for 2008 under "Risk Factors".  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

Management Overview

Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated. In April 2005, the Company began focusing on the development of the “MangaPets” interactive web portal and acquiring other ventures in the technology sector. The Company entered into a Portal Development Agreement in July 2005, with Sygenics Interactive Inc. (“Sygenics”), a developer of advanced information management technology, located in Montreal, Quebec, Canada, and an authorized licensee of Sygenics Inc. The agreement provided for the design, development and deployment of an online virtual pet portal/website.  However, in 2006, prior to Sygenics’ completion of the first stage of the portal, a dispute arose between the Company and Sygenics that resulted in work being halted.  Since that time, the Company has attempted to develop the web portal or form another strategic relationship with a different developer to complete development of the web portal.

During the fourth quarter of 2007 through the fourth quarter of 2008, the Company focused on consummating a transaction with a smartcard/e-purse company, First Versatile Smartcard Solutions Corporation (“FVS”).  Through FVS, the Company planned to provide a transnational electronic payment or e-purse system using a third generation smart card technology and central clearing house that can be used, inter alia, to pay for purchases, bills, and other transactions related to mass transit systems, convenience stores, fast-food outlets, telecommunications, gas, electricity, water and other utilities, healthcare institutions, gas stations, drugstores, supermarkets, ATMs, banks, credit cards, cell phones, vending machines, toll roads, parking, and other commercial establishments.  The transaction with FVS, however, was ultimately rescinded.

In February 2009, the Company launched its new business of delivering turnkey solutions to spine surgeons and plaintiff attorneys for necessary and appropriate treatment for musculo-skeletal spine injuries.  In connection with this business plan, in February 2009, the Company acquired One Source Plaintiff Funding, Inc. (“One Source”), a Florida corporation that owns a web site and proprietary methodologies used in the business of “lawsuit funding”.  The Company plans to use the One Source web site and proprietary methodologies as one component of its business strategy to invest in plaintiff personal injury lawsuits.

Spine Pain Management, Inc. (SPMI)

Following the exit from the smart card business at the end of December 2008, through SPMI, the Company began initial work to launch its new business of delivering turnkey solutions to spine surgeons and plaintiff attorneys for necessary and appropriate treatment for musculo-skeletal spine injuries resulting from automobile and work-related accidents.  A goal of the Company is to become a leader in providing care management services to spine surgeons and plaintiff attorneys to facilitate proper treatment of their injured clients.  By pre-funding diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from needed treatment.  By providing early treatment, the Company believes that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  The Company believes its patient advocacy will be rewarding to patients who obtain needed relief from painful conditions, and moreover, provides spine surgeons and attorneys a solution to offset the cost of care prior to settlement.  The acquisition of One Source is one part of this new business initiative. The Company intends to pro-actively support personal injury attorneys and injured victims by:

•
Directly investing in appropriate personal injury cases to pay for necessary and appropriate treatment for musculo-skeletal injuries resulting from accidents and certain other expenses of injured victims; and

•	Providing a care management program that advocates for the injured victims by moving treatment forward to conclusion without the delay and hindrance of the legal process.

The Company intends to continue to develop or acquire businesses that will focus on the management of musculo-skeletal injuries, including pain management, medical imaging, and surgical evaluation.  With SPMI's new business plan, the Company will be reevaluating MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

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

Results of Operations

The Company recorded no revenues from operations for the three months ended March 31, 2009 and 2008.

During the three month period ended March 31, 2009, the Company’s operations were limited to identifying acquisition ventures relating to the Company’s SPMI business, entering into the One Source acquisition agreement, initial planning of the Company’s SPMI business and satisfying continuous public disclosure requirements.

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to March 31, 2009, the Company recorded cumulative operating losses of $6,797,473. The majority of the Company’s operating losses are attributable to general and administrative expenses of $6,444,507 and costs in connection with the website planning costs of $144,406 and impairment of the web portal of $477,275.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had no asset as of March 31, 2009 and December 31, 2008. Net stockholders’ deficiency in the Company was $556,226 at March 31, 2009.

Net cash used in operating activities for the three month period ended March 31, 2009 was $52,523 as compared to cash used in operating activities of $9,975 for the three month period ended March 31, 2008. The increase of cash flow used in operating activities was due in large part to a net loss for the period of $656,874, off-set by costs of issuing common stock for services of $538,303 and an increase in accounts payable and accrued liabilities of $66,048. There were no cash flows from or used in investing activities for the three month period ended March 31, 2009 and 2008. Net cash provided by financing activities of $52,523 for the three months period ended March 31, 2009 were related to proceeds from related party. There were no cash flows provided by financing activities for the three month period ended March 31, 2008.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve months. The Company will have to seek debt or equity financing to fund operating expenses associated with its SPMI business plan. However, the Company has no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. Accordingly, the Company’s inability to obtain funding would have a material adverse effect on its plan of operation.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2008 and in our annual report on Form 10-K filed with the Securities and Exchange Commission, the Company discusses those accounting policies that are considered to be critical in determining the results of operations and its financial position. We believe that the accounting principles it uses conform to accounting principles generally accepted in the United States of America.

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

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for our Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in our internal controls over financial reporting or other factors that could significantly affect such controls during the period covered by this report, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2009, the Company issued an aggregate of 900,000 restricted shares of its common stock in connection with the Company’s acquisition of One Source Plaintiff Funding, Inc. (“One Source”), in consideration for all the issued and outstanding shares of One Source.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In February 2009, the Company issued an aggregate of 2,000,000 restricted shares of its common stock to five individuals, including the Company’s current executive officers, in connection with the individuals’ entry into employment agreements, and in consideration for services to be rendered for the Company.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In February 2009, the Company issued an aggregate of 100,000 restricted shares of its common stock to Blackstone Partners, LLC, an entity controlled by the Company's former attorney, Gerry Balboni.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.  The Company currently is in the process of evaluating whether these 100,000 shares were validly issued for valid consideration

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

3

ITEM 5.   EXHIBITS

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

* Incorporated by reference from previous filings of the Company

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Versa Card, Inc.

By /s/ William Donovan, M.D.                                                                                                           Dated: May 15, 2009

William Donovan, M.D.
President and Chief Executive Officer

5