Form 10-Q
period 2009-06-30
VERSA CARD, INC.
filed 2009-08-14
CIK 1066764

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009
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
Yes ☐ No ☒

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of August 03, 2009 was 15, 817,682

VERSA CARD, INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VERSA CARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Intangible assets	230,697	-

TOTAL ASSETS	$230,697	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$719,842	$601,660
Notes payable	10,676	10,676
Due to former related parties	56,016	56,016
Due to related party	163,721	-
Total current liabilities	950,255	668,352

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value, 50,000,000 shares authorized; 16,317,682 and 13,317,682 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	16,318	13,318
Additional paid-in capital	14,549,199	13,552,502
Stock subscription	50,000	50,000
Accumulated deficit	(8,143,573)	(8,143,573)
Accumulated deficit during development stage	(7,191,502)	(6,140,599)
Total stockholders’ deficit	(719,558)	(668,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230,697	$-

The accompanying notes are an integral part of the consolidated financial statements

VERSA CARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Period January 1,
					2005 (Date of
	Three Months Ended		Six Months Ended		Inception) Through
	June 30,		June 30,		June 30, 2009
	2009	2008	2009	2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
Website planning costs	-	-	-	-	144,406
Impairment of website development costs	-	-	-	-	477,275
General and administrative expenses	394,029	140,659	1,050,903	233,871	6,838,536
Total costs and expenses	394,029	140,659	1,050,903	233,871	7,460,217

NET LOSS FROM CONTINUED OPERATIONS	(394,029)	(140,659)	(1,050,903)	(233,871)	(7,460,217)

WRITE DOWN OF ACCOUNTS PAYABLE	-	-	-	-	293,715

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(25,000)

NET LOSS	$(394,029)	$(140,659)	$(1,050,903)	$(233,871)	$7,191,502

NET LOSS PER SHARE:
Basic and Diluted	$(0.02)	$(0.00)	$(0.07)	$(0.00)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	16,317,682	50,009,682	15,356,356	49,774,146

The accompanying notes are an integral part of the consolidated financial statements

VERSA CARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period January 1,
			2005 (Date of
	Six Months Ended		Inception) Through
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,050,903)	$(233,871)	$(7,191,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	-	305	1,110
Impairment of license agreement	-	-	25,000
Impairment of website development cost	-	-	477,275
Issuance of common stock for transactions not consumated	-	-	5,692
Issuance of common stock for services	769,000	43,084	1,869,114
Issuance of common stock for bonuses	-	-	4,045,124
Write down of accounts payable	-	-	(293,715)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	118,182	150,137	501,725
Due to former related parties	-	-	(10,851)
Net cash used in operating activities	(163,721)	(40,345)	(571,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Website development cost	-	-	-
Investment in subsidiaries	-	(38,000)	(11,801)
Net cash used in investing activities	-	(38,000)	(11,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	-	-	(52,362)
Proceeds from notes payable	-	-	19,067
Payment on loans payable	-	-	(28,387)
Proceeds from subscription payable	-	50,000	50,000
Proceeds from advances payable	-	18,147	27,855
Proceeds from related party	163,721	-	163,721
Proceeds from sales of common stock and warrants	-	-	396,515
Net cash provided by financing activities	163,721	68,147	576,409
NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(10,198)	(6,420)
BEGINNING OF PERIOD	-	10,198	6,420
END OF PERIOD	$-	$-	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Acquisition of intangible assets	$(230,697)	$-	$(230,697)

Issuance of common stock in acquisition of assets	$230,697	$-	$230,697

The accompanying notes are an integral part of the consolidated financial statements

VERSA CARD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS

Versa Card, Inc., (the “Company”), is a development stage company which was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

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

At the end of 2008, the Company launched its new business concept of spine pain management.  The Company plans to deliver turnkey solutions to spine surgeons and orthopedic surgeons for necessary and appropriate treatment of musculo-skeletal spine injuries. With the new business plan, the Company will be reevaluating MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

On February 28, 2009, the Company entered into an agreement with Brian Koslow and David Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”). The agreement provided for the Company to acquire the website and proprietary methodologies of One Source in exchange for 900,000 shares of the Company’s common stock. One Source’s website and proprietary methodologies are used in the business of "lawsuit funding" for plaintiff personal injury cases.  The Company altered its business plan in July 2009 and no longer plans to utilize One Source’s website and proprietary methodologies.  Further, the Company is in the process of evaluating whether the 900,000 shares of common stock issued in exchange for the One Source assets were issued for valid consideration and is evaluating its rights in connection with the transaction.  Mr. Koslow, the principal founder of One Source, resigned as Executive Vice President of Business Development of the Company on July 8, 2009.  The Company is currently evaluating the expected life of the assets acquired.  Impairments, if any, will be recorded in the Company’s statement of operations for the quarter ending September 30, 2009.  Moving forward, the Company’s main focus will be on the development of spine testing centers needed by spine surgeons and orthopedic surgeons.  The Company will be treating patients in August 2009 at the Company’s first spine testing center located at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

On May 20, 2009 the Board of Directors of the Company authorized and approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from “Versa Card, Inc.” to “Spine Pain Management, Inc.” and to effect a 1 for 2 reverse stock split of the Company’s common stock.  Further, the Board of Directors authorized the officers of the Company to take the necessary steps to submit the amendments of the Certificate of Incorporation to the stockholders of the Company for their approval. The Company is currently in the process of completing these activities.

NOTE 2.  GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At June 30, 2009, the Company had $230,697 of intangible assets and a working capital deficiency of $719,558 and a stockholders’ deficit of $719,558. Further, the Company had a net loss of $1,050,903 for the six months ended June 30, 2009 and has incurred operating losses since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to successfully execute its business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements as of June 30, 2009 and for the six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.

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

Accounting for Long-Lived Assets

In accordance with SFAS 144, long-lived assets other than goodwill are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The Company is currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

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

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently assessing the impact of FSP FAS No. 157-4 on its financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The Company is currently assessing the impact of FSP FAS No. 115-2 and FAS No. 124-2 on its financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact of FSP FAS No. 107-1 on its financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

NOTE 5 – LEGAL MATTERS

We are subject to claims and legal actions that arise in the ordinary course of business.  However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

In April 2009, the Company reached a settlement in the case of Martin Nathan, a former attorney for the Company, who filed suit against the Company.  In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated.  On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company.  On January 16, 2008, the Court entered a final judgment against the Company, finding the Company liable for Mr. Nathan’s damages, for a total amount of $90,456.   Subsequently, the Company filed a motion for new trial.  In April 2009, the parties settled this matter, and the Company agreed to issue Mr. Nathan 80,000 shares of restricted common stock valued at $90,456. This amount has been accrued and reflected in the Company’s statements of operations for the six and three months ended June 30, 2009.

NOTE 6 - SUBSEQUENT EVENTS

Effective July 8, 2009, John A. Talamas resigned as Chief Operating Officer of the Company for personal reasons.  Previously, on February 25, 2009, Mr. Talamas had entered into an offer letter, Employee Agreement and Restricted Stock Grant Agreement with the Company (collectively, the “Talamas Employment Agreement”), whereby the Company issued him 500,000 shares of the Company’s common stock.  In connection with Mr. Talamas’ resignation, the Company and Mr. Talamas terminated the Talamas Employment Agreement and Mr. Talamas transferred the 500,000 shares previously issued to him back to the Company.

Effective July 8, 2009, Brian M. Koslow resigned as the Company’s Executive Vice President of Business Development.

Mr. Koslow’s resignation resulted in a change in the Company’s business plan related to the acquisition of the assets of One Source Plaintiff Funding, Inc. as well as triggering an impairment analysis of the assets acquired. The Company is currently evaluating the expected life of the intangible assets acquired on February 28, 2009.  Impairments, if any, will be recorded in the Company’s statement of operations for the quarter ending September 30, 2009.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, forward-looking statements can be identified by terminology such as "may," "will", "should",  "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology.   These statements involve a number of risks and uncertainties.   Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in the Company’s last Form 10-K for 2008 under "Risk Factors".  We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Report or to reflect the occurrence of other unanticipated events.

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

At the end of 2008, the Company launched its new business concept of delivering turnkey solutions to spine surgeons and orthopedic surgeons for necessary and appropriate treatment for musculo-skeletal spine injuries. In connection with this business plan, in February 2009, the Company entered into an agreement with Brian Koslow and David Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”). The agreement provided for the Company to acquire the website and proprietary methodologies of One Source in exchange for 900,000 shares of the Company’s common stock. One Source’s website and proprietary methodologies are used in the business of "lawsuit funding" for plaintiff personal injury cases.  The Company altered its business plan in July 2009 and no longer plans to utilize One Source’s website and proprietary methodologies.  Further, the Company is in the process of evaluating whether the 900,000 shares of common stock issued in exchange for the One Source assets were issued for valid consideration and is evaluating its rights in connection with the transaction.  Mr. Koslow, the principal founder of One Source, resigned as Executive Vice President of Business Development of the Company on July 8, 2009, as reported in the Form 8-K filed with the Securities and Exchange Commission on July 13, 2009.  The Company is currently evaluating the expected life of the assets acquired.  Impairments, if any, will be recorded in the Company’s statement of operations for the quarter ending September 30, 2009.  Moving forward, the Company’s main focus will be on the development of spine testing centers needed by spine surgeons and orthopedic surgeons.  The Company will be treating patients in August 2009 at the Company’s first spine testing center located at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

Spine Pain Management, Inc. (SPMI)

Following the exit from the smart card business at the end of December 2008, through Spine Pain Management, Inc. (“SPMI”), the Company began initial work to launch its new business of delivering turnkey solutions to spine surgeons and orthopedic surgeons for necessary and appropriate treatment for musculo-skeletal spine injuries resulting from automobile and work-related accidents.  A goal of the Company is to become a leader in providing care management services to spine surgeons and orthopedic surgeons to facilitate proper treatment of their injured clients.  By providing early treatment, the Company believes that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  The Company believes its patient advocacy will be rewarding to patients who obtain needed relief from painful conditions.  The Company intends to provide a care management program that advocates for the injured victims by moving treatment forward to conclusion without the delay and hindrance of the legal process.

In the future, the Company intends to develop or acquire businesses that will focus on the management of musculo-skeletal injuries, including pain management, medical imaging, and surgical evaluation.  With SPMI's new business plan, the Company will be reevaluating MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

The Company does not have sufficient cash flow to operate over the next fiscal year without a substantial infusion of operating capital. It will be necessary for the Company to either borrow funds to operate or generate funds through the sale of equity in the Company or its subsidiaries. There can be no assurance that the Company will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year. Unless the Company is successful in raising additional operating capital, it will not have sufficient funds to operate during the balance of the fiscal year.

Results of Operations

The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

Comparison of the three month period ended June 30, 2009 with the three month period ended June 30, 2008.

The Company recorded no revenues from operations for the three months ended June 30, 2009 and 2008.

During the three month period ended June 30, 2009, the Company’s operations were limited to initial planning of the Company’s SPMI business and satisfying continuous public disclosure requirements.

The total operating expenses for the three months ended June 30, 2009 and June 30, 2008 were $394,029 and $140,659, respectively, representing an increase of $253,370 or 180.1%.  This increase is due primarily to stock based compensation expenses in 2009, as well as an accrual expenses for legal settlement. Total operating expenses for the three months ended June 30, 2009 were related to selling, general and administrative expenses.

As a result of the foregoing, we incurred a net loss of $394,029 for the three months ended June 30, 2009, compared to $140,659 for the three months ended June 30, 2008, an increase in net loss of $253,370 or 180.1%.

Comparison of the six month period ended June 30, 2009 with the six month period ended June 30, 2008.

The Company recorded no revenues from operations for the six months ended June 30, 2009 and 2008.

The total operating expenses for the six months ended June 30, 2009 and June 30, 2008 were $1,050,903 and $233,871, respectively, representing an increase of $817,032 or 349.3%.  This increase is due primarily to stock based compensation expenses in 2009 as well as accrual expenses for legal settlement. Total operating expenses for the six months were related to selling, general and administrative expenses.

As a result of the foregoing, we incurred a net loss of $1,050,903 for the six months ended June 30, 2009, compared to $233,871 for the six months ended June 30, 2008, an increase in net loss of $817,032 or 349.3%.

Losses

For the period from January 1, 2005 (date upon which the Company re-entered the development stage) to June 30, 2009, the Company recorded cumulative operating losses of $7,191,502. The majority of the Company’s operating losses are attributable to general and administrative expenses of $6,838,536 and costs in connection with the website planning costs of $144,406 and impairment of the web portal of $477,275. The Company has not generated revenues during this period. The Company expects to continue to incur net losses in future periods until such time as it can generate revenue. For fiscal year 2009, the Company anticipates incurring losses as a result of, administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had $230,697 of intangible assets as of June 30, 2009 and no asset at December 31, 2008. Net stockholders’ deficiency in the Company was $719,558 at June 30, 2009.

Net cash used in operating activities for the six month period ended June 30, 2009 was $163,721 as compared to cash used in operating activities of $40,345 for the six month period ended June 30, 2008. The increase of cash flow used in operating activities was due in large part to an increase in losses for the period of $817,032 and a decrease in accounts payable and accrued liabilities of approximately $31,955, offset by an increase of costs of issuing common stock for services of approximately $725,916. There were no cash flows from or used in investing activities for the six month period ended June 30, 2009 and cash flows used in investing activities for the six month period ended June 30, 2008 was $38,000 for investment in subsidiaries. Net cash provided by financing activities of $163,721 for the six months period ended June 30, 2009 was related to proceeds from related party. Cash flows provided by financing activities for the six month period ended June 30, 2008 was $68,147, representing $50,000 of proceeds from advances payable and $18,147 of proceeds from related party.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve months. The Company will have to seek debt or equity financing to fund operating activities associated with its SPMI business plan. The Company has no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. Accordingly, the Company’s inability to obtain funding would have a material adverse effect on its plan of operation.

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In April 2009, the Company reached a settlement in the case of Martin Nathan, a former attorney for the Company, who filed suit against the Company.  In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated.  On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company.  On January 16, 2008, the Court entered a final judgment against the Company, finding the Company liable for Mr. Nathan’s damages, for a total amount of $90,456.   Subsequently, the Company filed a motion for new trial.  In April 2009, the parties settled this matter, and the Company agreed to issue Mr. Nathan 80,000 shares of restricted common stock valued at $90,456. This amount has been accrued and reflected in the Company’s statements of operations for the six and three months ended June 30, 2009.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Versa Card, Inc.

By:	/s/ William Donovan, M.D.	Dated: August 14, 2009
William Donovan, M.D.
President and Chief Executive Officer