Form 10-Q
period 2009-09-30
VERSA CARD, INC.
filed 2009-11-12
CIK 1066764

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009
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
Yes ☐ No ☒

The number of issued and outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), as of October 14, 2009 was 16,317,682

VERSA CARD, INC.
FORM 10-Q

TABLE OF CONTENTS

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERSA CARD, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:	(Unaudited)	(Audited)
Cash and cash equivalents	$884	$-
Account receivable, net	218,000	$-
Total current assets	218,884	-

Intangible assets	230,697	-

TOTAL ASSETS	$449,581	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$710,049	$601,660
Notes payable	10,676	10,676
Due to former related parties	56,016	56,016
Due to related party	272,756	-
Total current liabilities	1,049,497	668,352

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value, 50,000,000 shares authorized; 16,317,682 and 13,317,682 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	16,318	13,318
Additional paid-in capital	14,549,199	13,552,502
Stock subscription	50,000	50,000
Accumulated deficit	(8,143,573)	(8,143,573)
Accumulated deficit during development stage	(7,071,860)	(6,140,599)
Total stockholders’ deficit	(599,916)	(668,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$449,581	$-

The accompanying notes are an integral part of the financial statements

VERSA CARD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUE	$230,000	$-	$230,000	$-

SERVICE COSTS	64,900	-	64,900	-

GROSS MARGIN	165,100	-	165,100	-

GENERAL AND ADMINISTRATIVE EXPENSES	45,458	123,028	1,096,361	356,899

NET PROFIT (LOSS)	$119,642	$(123,028)	$(931,261)	$(356,899)

NET PROFIT (LOSS) PER SHARE:
Basic and Diluted	$0.01	$(0.00)	$(0.06)	$(0.01)

WEIGHTED-AVERAGE SHARES
Basic and Diluted	16,317,682	35,409,682	15,680,319	32,169,682

The accompanying notes are an integral part of the financial statements

VERSA CARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(931,261)	$(356,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of doubtful accounts	12,000	-
Issuance of common stock for services	769,000	43,084
Accounts receivable	(230,000)	-
Accounts payable and accrued liabilities	108,389	183,665
Net cash used in operating activities	(271,872)	(130,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription payable	-	50,000
Proceeds from advances payable	-	77,936
Proceeds from related party	272,756	-
Net cash provided by financing activities	272,756	127,936

NET DECREASE IN CASH AND CASH EQUIVALENTS	884	(2,214)

BEGINNING OF PERIOD	-	10,198

END OF PERIOD	$884	$7,984

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Acquisition of intangible assets	$(230,697)	$-

Issuance of common stock in acquisition of a business	$230,697	$-

The accompanying notes are an integral part of the financial statements

VERSA CARD, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Versa Card, Inc. (the “Company”), was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

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

At the end of 2008, the Company launched its new business concept of spine pain management. The Company’s goal is to engage in the delivery of turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. With the new business plan, the Company will be reevaluating MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

On February 28, 2009, the Company entered into an agreement with Brian Koslow and David Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”). The agreement provided for the Company to acquire the website and proprietary methodologies of One Source in exchange for 900,000 shares of the Company’s common stock. One Source’s website and proprietary methodologies are used in the business of "lawsuit funding" for plaintiff personal injury cases. The Company altered its business plan in July 2009 and no longer plans to utilize One Source’s website and proprietary methodologies. Further, the Company is in the process of evaluating whether the 900,000 shares of common stock issued in exchange for the One Source assets were issued for valid consideration and is evaluating its rights in connection with the transaction. Mr. Koslow, the principal founder of One Source, resigned as Executive Vice President of Business Development of the Company on July 8, 2009. The Company is currently evaluating the expected life of the assets acquired. Impairments, if any, will be recorded in the Company’s statement of operations for the fiscal year ending December 31, 2009. Moving forward, the Company’s main focus will be on the development of spine testing centers needed by spine surgeons, orthopedic surgeons and other healthcare providers. The Company began treating patients in August 2009 at the Company’s first spine testing center located at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

NOTE 2. GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2009, the Company had a working capital deficiency of $830,613 and a stockholders’ deficit of $599,916. Further, the Company had a net loss of $931,261 for the nine months ended September 30, 2009 and an accumulated deficit of approximately $7.1 million. Since the opening of the treatment center in August, 2009, the Company has generated revenue of $230,000 and going forwards, hopes to continue to increase revenue from operations.

The Company’s continued existence is dependent upon its ability to successfully execute its business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.

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

Development Stage:

In the third quarter of 2009 the Company began to generate revenue. Therefore, in accordance with SFAS 7, “Accounting and Reporting by Development Stage Enterprises”, the Company is no longer required to disclose a cumulative amount for development stage activities, for comparative purposes, in its Statements of Operations and Statements of Cash Flows.

Revenue Recognition:

The Company’s new business concept is focused on the development of spine testing centers needed by spine surgeons and orthopedic surgeons in order to provide the appropriate treatment for musculo-skeletal spine injuries.  The Company began treating patients in August 2009 at the Company’s first spine testing center located at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  The Company conforms to SEC Staff Accounting Bulletin (“SAB 104”) for guidance in recognizing revenue.  Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when treatment(s) are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the treatments are provided and are based upon the type and extent of the services rendered.  The Company’s credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to the Company by a third party and the credit policy includes terms of net 120 days for collections.

NOTE 4 – ACCOUNTING STANDARDS UPDATES

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did have a material impact on the Company’s (consolidated) financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its (consolidated) financial position and results of operations. The adoption of this standard is not expected to have a material impact (any impact) on the Company’s (consolidated) financial position and results of operations. The adoption of this standard did/did not have an impact on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations. The adoption of this standard did not have an impact on the Company’s financial position and results of operations. The adoption of this standard will have an impact on the Company’s financial position and results of operations for all multiple deliverable arrangements entered into or materially modified in fiscal year ended December 31, 2009.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact (any impact) on the Company’s financial position and results of operations. The adoption of this standard did not have an impact on the Company’s financial position and results of operations. The adoption of this standard will have an impact on the Company’s financial position and results of operations for all revenue arrangements entered into or materially modified in fiscal year ended December 31, 2009.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 5 – LEGAL MATTERS

We are subject to claims and legal actions that arise in the ordinary course of business. However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

In April 2009, the Company reached a settlement in the case of Martin Nathan, a former attorney for the Company, who filed suit against the Company.  In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated.  On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company.  On January 16, 2008, the Court entered a final judgment against the Company, finding the Company liable for Mr. Nathan’s damages, for a total amount of $90,456.   Subsequently, the Company filed a motion for new trial.  In April 2009, the parties reached an agreement on the terms of a settlement of this matter, and the Company agreed to issue Mr. Nathan 80,000 shares of restricted common stock valued at $90,456. This amount has been accrued and reflected in the Company’s statements of operations for the nine and three months ended September 30, 2009. However, a settlement agreement has not yet been documented.

NOTE 6 - SUBSEQUENT EVENTS

None.

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

At the end of 2008, the Company launched its new business concept of delivering turnkey solutions to spine surgeons and orthopedic surgeons for necessary and appropriate treatment for musculo-skeletal spine injuries. In connection with this business plan, in February 2009, the Company entered into an agreement with Brian Koslow and David Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”). The agreement provided for the Company to acquire the website and proprietary methodologies of One Source in exchange for 900,000 shares of the Company’s common stock. One Source’s website and proprietary methodologies are used in the business of "lawsuit funding" for plaintiff personal injury cases. The Company altered its business plan in July 2009 and no longer plans to utilize One Source’s website and proprietary methodologies. Further, the Company is in the process of evaluating whether the 900,000 shares of common stock issued in exchange for the One Source assets were issued for valid consideration and is evaluating its rights in connection with the transaction. Mr. Koslow, the principal founder of One Source, resigned as Executive Vice President of Business Development of the Company on July 8, 2009, as reported in the Form 8-K filed with the Securities and Exchange Commission on July 13, 2009. The Company is currently evaluating the expected life of the assets acquired. Impairments, if any, will be recorded in the Company’s statement of operations for the fiscal year ending December 31, 2009. Moving forward, the Company’s main focus will be on the development of spine testing centers needed by spine surgeons and orthopedic surgeons. The Company began treating patients in August 2009 at the Company’s first spine testing center located at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

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

On September 16, 2009, our Board of Directors (the “Board”) approved an amendment to our Certificate of Incorporation, as amended, to change our name from “Versa Card, Inc.” to “Spine Pain Management, Inc.” The holders of a majority of the outstanding shares of our common stock also have executed an Action by Written Consent of Stockholders in Lieu of a Special Meeting approving the amendment. An Information Statement pursuant to Schedule 14C was mailed to stockholders on October 14, 2009. In accordance with the federal securities laws, the proposed name change can not be effected until at least twenty (20) calendar days following the mailing of the Information Statement. As such, the name change will become effective on the date the amendment is filed with the Delaware Secretary of State, which we anticipate to be on or around November 11, 2009.

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

In August 2009, the Company opened its first spine injury treatment center in Houston, Texas to provide medical diagnostic services, through an independent contractor, for evaluation and treatment of patients with spine injuries. The Company is also currently evaluating the development of additional spine injury treatment centers in Texas. The Company intends to continue developing or acquiring businesses that will focus on the management of musculo-skeletal injuries, including pain management, medical imaging, and surgical evaluation. With SPMI's new business plan, the Company will be reevaluating MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. No formal timeline has been established for this reevaluation.

The Company has begun to generate revenue. However, the Company may need a capital infusion of operating capital, over the next fiscal year. It may be necessary for the Company to either borrow funds to operate or generate funds through the sale of equity in the Company or its subsidiaries. The Company anticipates that it will be able to generate sufficient income from operations, borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year, of which there can be no assurance.

Results of Operations

The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2009.

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

Comparison of the three month period ended September 30, 2009 with the three month period ended September 30, 2008.

The Company recorded revenues of $230,000 from operations for the three months ended September 30, 2009 as compared to no revenue for the same period in 2008. This increase is attributable to revenues the Company received from its new spine injury treatment center, which was opened in August 2009. There were $64,900 service costs, associated with the revenue for the three months ended September 30, 2009.

During the three month period ended September 30, 2009, the Company’s operations included opening its first spine injury treatment center in Houston, Texas, planning of the Company’s SPMI business and satisfying continuous public disclosure requirements.

The total operating expenses for the three months ended September 30, 2009 and September 30, 2008 were $110,358 and $123,028, respectively, representing a decrease of $12,670 or 10.3%. Total operating expenses for the three months ended September 30, 2009 and 2008 were related to selling, general and administrative expenses.

As a result of the foregoing, we incurred a net profit of $119,642 for the three months ended September 30, 2009, compared to a net loss of $140,659 for the three months ended September 30, 2008, a difference of $260,301 or 185.1%.

Comparison of the nine month period ended September 30, 2009 with the nine month period ended September 30, 2008.

The Company recorded revenues of $230,000 from operations for the nine months ended September 30, 2009 as compared to no revenue for the same period in 2008. This increase is attributable to revenues the Company received from its new spine injury treatment center, which was opened in August 2009. There were $64,900 service costs, associated with the revenue for the nine months ended September 30, 2009.

The total operating expenses for the nine months ended September 30, 2009 and September 30, 2008 were $1,173,261 and $356,899, respectively, representing an increase of $816,362 or 228.7%. This increase is due primarily to stock based compensation expenses in 2009 as well as accrual expenses for legal settlement. Total operating expenses for the nine months were related to selling, general and administrative expenses.

As a result of the foregoing, we incurred a net loss of $931,261 for the nine months ended September 30, 2009, compared to $356,899 for the nine months ended September 30, 2008, a difference of $574,362 or 160.9%.

Liquidity and Capital Resources

Net cash used in operating activities for the nine month period ended September 30, 2009 was $271,872 as compared to cash used in operating activities of $130,150 for the nine month period ended September 30, 2008. The increase of cash flow used in operating activities was due in large part to an increase in losses for the period of $574,362, an increase in accounts receivable of $230,000 and a decrease in accounts payable and accrued liabilities of approximately $74,971, offset by an increase of costs of issuing common stock for services of approximately $725,916. There were no cash flows from or used in investing activities for the nine month period ended September 30, 2009 and 2008. Net cash provided by financing activities of $272,756 for the nine months period ended September 30, 2009 was related to proceeds from related party. Cash flows provided by financing activities for the nine month period ended September 30, 2008 was $127,936, representing $50,000 of proceeds from advances payable and $77,936 of proceeds from related party.

The Company has begun to generate revenue. However, the Company may need a capital infusion of operating capital, over the next fiscal year. It may be necessary for the Company to either borrow funds to operate or generate funds through the sale of equity in the Company or its subsidiaries. The Company anticipates that it will be able to generate sufficient income from operations, borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year, of which there can be no assurance.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2009, the Company reached a settlement in the case of Martin Nathan, a former attorney for the Company, who filed suit against the Company. In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated. On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company. On January 16, 2008, the Court entered a final judgment against the Company, finding the Company liable for Mr. Nathan’s damages, for a total amount of $90,456. Subsequently, the Company filed a motion for new trial. In April 2009, the parties reached an agreement on terms of a settlement of this matter, and the Company agreed to issue Mr. Nathan 80,000 shares of restricted common stock valued at $90,456. This amount has been accrued and reflected in the Company’s statements of operations for the nine and three months ended September 30, 2009. However, a settlement agreement has not yet been documented.

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

3

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

Versa Card, Inc.

By:	/s/ William Donovan, M.D.	Dated: November 12, 2009
William Donovan, M.D.
President and Chief Executive Officer

5