Form 10-K
period 2009-12-31
Spine Pain Management, Inc
filed 2010-03-31
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from _______ to _______.

Commission file number: 000-27407

SPINE PAIN MANAGEMENT, INC.
(Formerly “VERSA CARD, INC.”)
(Name of Registrant in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

5225 Katy Freeway
Suite 600
Houston, Texas   77007
(Address of Principal Executive Offices)

(713) 521-4220
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

At June 30, 2009, the aggregate market value of shares held by non-affiliates of the Registrant (based upon 16,317,682 on June 30, 2009) was $17,133,566.

At December 31, 2009, there were 17,367,682 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

At March 1, 2010, there were 17,367,682 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

History

As used herein, the terms “Company,” “we,” “our”, and “us” refer to Spine Pain Management, Inc., formerly known as Versa Card, Inc., Intrepid Global Imaging 3D, Inc., MangaPets, Inc. and Newmark Ventures, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise.  The Company was incorporated on March 4, 1998.

Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated. In April 2005, the Company began focusing on the development of the “MangaPets” interactive web portal and acquiring other ventures in the technology sector. The Company entered into a Portal Development Agreement in July 2005, with Sygenics Interactive Inc. (“Sygenics”), a developer of advanced information management technology, located in Montreal, Quebec, Canada, and an authorized licensee of Sygenics Inc. The agreement provided for the design, development and deployment of an online virtual pet portal/website. However, in 2006, prior to Sygenics’ completion of the first stage of the portal, a dispute arose between the Company and Sygenics that resulted in work being halted. Since that time, the Company has attempted to develop the web portal or form another strategic relationship with a different developer to complete development of the web portal. The Company has reevaluated MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. It has been determined that this business segment is no longer appropriate to pursue given the Company’s current business plan.

During 2006, in addition to developing the Manga themed web portal, the Company expended resources toward establishing a United Kingdom based subsidiary company to pursue acquisitions in the gaming sector. On the advice of counsel, and unfavorable events in the United States pertaining to on-line gaming, the Company decided not to pursue on-line gaming ventures.

During the fourth quarter of 2007 and into the fourth quarter of 2008, the Company focused on consummating a transaction with a smartcard / e-purse company, First Versatile Smartcard Solutions Corporation (“FVS”), and put on hold the development of its web portal for the Company’s MangaPets business. In November 2007, the Company entered into an agreement to merge with FVS, and subsequently in April 2008, the transaction was restructured as a stock purchase agreement.   Based on various factors, the acquisition of FVS did not meet the expectations of the Company or FVS, and on December 30, 2008 the Company entered into a Mutual Release and Settlement Agreement to effectively rescind the transactions effected by the FVS acquisition agreements.

At the end of December 2008, the Company began moving forward to launch its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. In connection with this business plan, in February, 2009, the Company acquired the website and propriety methodologies of One Source Plaintiff Funding, Inc. (“One Source”), a Florida corporation, which the Company planned to use in the business of “lawsuit funding”.  Based on several factors, however, the Company decided in July 2009 not to enter the business of lawsuit funding (as described in more detail below in the section titled “One Source Plaintiff Funding, Inc.”), and focus solely on assisting healthcare providers in providing necessary and appropriate treatment for patients with spine injuries.  In August 2009, the Company opened its first spine injury treatment center in Houston, Texas.  The Company is also currently evaluating the development of additional spine injury treatment centers in Texas and across the United States.

On Nov. 12, 2009 the Company officially changed its name from "Versa Card, Inc." to "Spine Pain Management, Inc." and has changed its trading symbol from "IGLB" to "SPIN." The name change was effected legally with the Delaware Secretary of State on November 12, 2009 and was effected in the market on November 27, 2009.

Spine Pain Management, Inc. (SPMI)

Following the exit from the smart card business at the end of December 2008, the Company began initial work to launch its new business of delivering turnkey solutions to spine surgeons and orthopedic surgeons for necessary and appropriate treatment for muculo-skeletal spine injuries resulting from automobile and work-related accidents (hereinafter, referred to as our “SPMI” business).

Our goal is to become a leader in providing care management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By providing early treatment, the Company believes that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  The Company believes its patient advocacy will be rewarding to patients who obtain needed relief from painful conditions, and moreover, provides spine surgeons and orthopedic surgeons a solution to offset the cost of care prior to settlement.

In August 2009, the Company entered into a medical services agreement with Northshore Orthopedics, Assoc. ("NSO") to open its first spine injury treatment center in Houston, Texas. Pursuant to the agreement, NSO will operate as an independent contractor for the Company to provide medical diagnostic services for evaluation and treatment of patients with spine injuries.  The agreement has a term of three years, and thereafter will automatically renew for three year periods.  NSO is owned by the Company’s Chief Executive Officer, William Donovan, M.D.  Omar Vidal, M. D., a Fellowship Trained Pain Management Doctor, is working with NSO to provide these specialized diagnostic procedures.  NSO has also hired special medically trained personnel, including x-ray fluoroscopy, EMT's, and medical assistants, to provide a full service spine pain management program.

The Company is also currently evaluating the development of additional spine treatment centers in Texas and across the United States in major metropolitan cities.  Our initial strategy calls for the development and deployment of between seven and ten centers across the U.S. over the next 24 months, of which there can be no assurance.  In connection with this strategy, in January 2010, we entered into a preliminary oral agreement with Forest Park Medical Center (“FPMC”) in Dallas, Texas to open our second clinic within FPMC’s state-of-the-art facility. We anticipate that FPMC, a doctor owned, full-service, acute-care hospital that focuses on high-quality surgical services, will facilitate our medical spine injection procedures within Dallas, Texas.  We are currently working with FPMC on a definitive operating agreement.

SPMI Market

According to a report in the Journal of the American Medical Association (JAMA), the spending for spine treatments in the United States totaled nearly $86 billion in 2005, a rise of 65 percent from 1997, after adjusting for inflation. Data from the Agency for Healthcare Research and Quality collected from 23,000 people a year from 1997 to 2005 found that people with spine problems spent about $6,096 each on medical care in 2005, compared to $3,516 in medical spending among those without spine problems. In 2005, Americans spent an estimated $20 billion on drug treatments from back and neck problems, an increase of 171 percent from 1997. Outpatient treatment for back and neck problems increased 74 percent to about $31 billion during the period. Spending for surgical procedures and other inpatient costs grew by 25 percent to about $24 billion.

The market trends in treatment of musculo-skeletal injury all point to increased costs to the American public, government and the insurance carriers for the foreseeable future. This creates a major opportunity for the Company’s business model.

SPMI Business Model

The Company plans to address this market by:

•	Initiate a two–year roll-out of our spinal medical services available to spine surgeons, orthopedic surgeons, and other healthcare providers.
•	Employ contract management services at regional, state and local levels.
•	Identify and target key spinal healthcare providers who handle large numbers of accident-type cases.

SPMI Care Management Strategy

The Company's care management program was developed by Dr. William Donovan, our Chief Executive Officer and Director. Our care management program generally begins with physical therapy. If there is no improvement in patient condition following sufficient amounts of physical therapy, the patient is referred for pain management evaluation and diagnostic imaging, and if medically necessary, surgery.

We believe that our care management program improves the medical outcomes for injured victims by providing medically necessary, appropriate and reasonable treatment of injuries and facilitates the settlement of the injured victim's case by completing required medical treatment and providing clear and consistent medical records.

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

SPMI Marketing

Direct contact with key spine surgeons, orthopedic surgeons and other healthcare providers who are highly visible in their communities will be the initial step in targeting appropriate referral sources. Additional marketing to spine surgeons will be done at national medical meetings and trade shows.  The Company believes that its services will be favorably received and result in referrals of injury patients. We intend to have our SPMI business operational in at least ten cities by September 2011, of which there can be no assurances.

One Source Plaintiff Funding, Inc.

On February 28, 2009, in connection with the launch of its SPMI business segment, the Company entered into an agreement with Brian Koslow and David Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”). The agreement provided for the Company to acquire the website and proprietary methodologies of One Source in exchange for 900,000 shares of the Company’s common stock. One Source’s website and proprietary methodologies were designed for the business of "lawsuit funding" for plaintiff personal injury cases.  In connection with the One Source transaction, the Company entered into employment agreements with Mr. Koslow and Mr. Waltzer, the founders of One Source, with Mr. Koslow being appointed as Executive Vice President of Business Development of the Company.  With the assistance of Messrs. Koslow and Waltzer, the Company planned to further develop One Source’s website and proprietary methodologies so that the Company could enter the business of lawsuit funding.  In July 2009, however, Mr. Koslow and Mr. Waltzer unexpectedly resigned from the Company.  With the resignations of Messrs. Koslow and Waltzer, the Company realized it would be unable to use the proprietary methodology of One Source and has decided not to enter the business of lawsuit funding, focusing instead on its SPMI business.  Accordingly, the Company will have no use for the website and proprietary methodologies of One Source.  Upon an evaluation of the expected life of the acquired One Source assets, it was decided at December 31, 2009 that these assets had no value, and the acquired cost of the impaired assets have been written off and recorded in the Company’s statement of operations for the year ended December 31, 2009.  The Company has also filed a lawsuit against Messrs. Koslow and Waltzer, as described below in “Item 3, Legal Proceedings.”

Governmental Regulation

Although all of the medical treatment procedures offered by the Company are performed through an independent contractor, the Company is still a provider of healthcare management services, and we are subject to regulation by a number of governmental entities at the federal, state, and local levels. We are also subject to laws and regulations relating to business corporations in general. In recent years, Congress and state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Every state in which we anticipate our SPMI segment will operate limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions.

Under the agreement we entered into with NSO and under similar agreements we plan to enter into with other medical services providers, the doctors retain sole responsibility for all medical decisions, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our doctors, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

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

Environmental

Although the Company currently contracts with independent medical providers who are responsible for compliance with environmental laws, our operations may be subject to various federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. The responsible party could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our independent medical providers’ environmental practices, including waste handling and disposal practices, will be in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have an adverse effect on our business.

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

Research and Development

During the fiscal years ended December 31, 2009 and  2008, respectively, the Company did not spend any funds on research and development activities.

Employees

The Company currently has one part time employee and three full time employees.  Management of the Company expects to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included in this report are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2009, the Company had a working capital deficiency of approximately $270,000 and a stockholders’ deficit of approximately $270,000. Further, the Company had a net loss of $721,000 for the year ended December 31, 2009 and an accumulated deficit in aggregate of approximately $15.0 million. Since the opening of the treatment center in Houston, Texas in August, 2009, the Company has generated revenue of approximately $983,000, against which the Company has provided for an allowance for doubtful accounts of approximately $442,000, and going forwards, hopes to continue to increase revenue from operations.

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

We had a history of significant operating losses prior to the opening of the treatment center in August, 2009.

Since our inception in 1998, until commencement of operations in August, 2009, our expenses have substantially exceeded our revenue, resulting in continuing losses and accumulated deficit from operations of $15,004,698 at December 31, 2009. We intend to increase our operating expenses substantially as we increase our service development, marketing efforts and brand building activities. We will increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan.  We will be dependent upon our ability to increase revenue from services, obtain additional capital from borrowing and the sale of securities to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to the Company and its existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our SPMI business, of which there can be no assurances.

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

There is a limited market for our shares of common stock and an investor may not be able to liquidate his or her investment regardless of the necessity of doing so.  The prices of our shares are highly volatile. This could have an adverse effect on developing and sustaining the market for our securities.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

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

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, with our annual reports, we are required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Beginning with our annual report for the year ended December 31, 2010, the report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation on the effectiveness of our internal controls as of December 31, 2010, investors could be adversely affected.

Our SPMI business model is unproven.

Our SPMI business model depends upon our ability to implement and successfully execute our business and marketing strategy, which includes our ability to find and form relationships with spine surgeons, orthopedic surgeons and other healthcare providers, from whom we may obtain referrals for injured patients.  If we are unable to find and form relationships with such doctors, our SPMI business will likely fail.

If competition increases, our growth and profits may decline.

The market to provide healthcare services and solutions is highly fragmented and competitive. Currently, we believe the solutions that we can provide to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for muculo-skeletal spine injuries resulting from automobile and work-related accidents, are somewhat unique in most geographic markets.  However, if we achieve our goal of becoming a leader in providing care management services to spine surgeons, orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients, we believe that competition for our business model will substantially increase.  Further, there are many alternatives to the care management services we can provide, that are currently available to surgeons and their injured patients. We can make no assurances that we will be able to effectively compete with the various care management services that are currently available or may become available in the future.

Because the barriers to entry in our geographic markets are not substantial and customers have the flexibility to move easily to new care management service providers, we believe that the addition of new competitors may occur relatively quickly. Some physicians and other healthcare providers may elect to compete with us by offering their own products and services to their clients and patients. In addition, significant merger and acquisition activity has occurred in our industry as well as in industries that will supply products to us, such as the hospital, physician, pharmaceutical, medical device, and health information systems industries. If competition within our industry intensifies, our ability to retain patients and/or obtain physician referrals, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends, and marketing expenses may be compromised.

Future acquisitions and joint ventures may use significant resources or be unsuccessful.

As part of our business strategy, we intend to pursue acquisitions of companies providing services that are similar or complementary to those that we provide or plan to provide in our business, and we may enter into joint ventures to operate certain facilities. These acquisitions and joint venture activities may involve:

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

We cannot assure you that we will be able to identify suitable candidates or negotiate and consummate suitable acquisitions or joint ventures. Also, we cannot assure you that we will succeed in obtaining financing for any future acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or other unfavorable terms. Even if we are successful in consummating acquisitions or joint ventures, we may not succeed in developing and achieving satisfactory operating results for the acquired businesses or integrating them into our existing operations. Further, the acquired businesses may not produce returns that justify our related investment. If our acquisitions or joint ventures are not successful, our ability to increase revenue, cash flows, and earnings through future growth may be impaired.

If lawsuits against us are successful, we may incur significant liabilities.

Spine surgeons, orthopedic surgeons and other healthcare providers with whom we form relationships are involved in the delivery of healthcare and related services to the public. In providing these services, the physicians and other licensed providers in our affiliated professional groups are exposed to the risk of professional liability claims. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in many cases that, if established and successful, could expose the Company to liability from such claims, and could adversely affect our operations.

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

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like ours and licensed professionals and professional organizations, particularly with respect to fee splitting between a licensed professional or professional organization and an unlicensed person or entity. We plan to operate our business by maintaining long-term administrative and management agreements with affiliated professional doctors. Through these agreements, we plan to perform only non-medical administrative services. All control over medical matters is retained by the affiliated physicians or professional groups. Although we believe that our arrangements with physicians and the other affiliated licensed providers comply with applicable laws, regulatory authorities or other third parties may assert that we are engaged in the corporate practice of medicine or that our arrangements with the physicians or affiliated professional groups constitute fee-splitting, or new laws may be introduced that would render our arrangements illegal. If this were to occur, we and/or the affiliated professional groups could be subject to civil or criminal penalties and/or we could be required to restructure these arrangements, all of which may result in significant cost to us and affect our profitability.

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

ITEM 2.  PROPERTIES

The Company currently maintains its office at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 450 square feet and is currently provided to the Company at no cost by Dr. William Donovan, the Company’s Director and Chief Executive Officer.  At some point in the future, the Company anticipates entering into a sublease agreement pursuant to which the Company will compensate Dr. Donovan for this office space.

ITEM 3.  LEGAL PROCEEDINGS

On January 19, 2010, James McKay and Celebrity Foods, Inc. (“CFI”) filed a lawsuit against the Company and Dr. William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, Plaintiffs contacted the Company’s transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from the Company in connection with a stock purchase agreement.  The Company subsequently requested that the transfer agent place a stop transfer order on the shares.  Plaintiffs allege the Company’s actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  This case is still pending in District Court.  We believe the case is without merit and are vigorously fighting the lawsuit. We anticipate filing a motion to have the case dismissed.  There can be, however, no assurance that the outcome of this case will be favorable to the Company.

In December 2009, the Company reached a settlement in the case of Martin Nathan, a former attorney for the Company, who filed suit against the Company. In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated. On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company. On January 16, 2008, the Court entered a final judgment against the Company, finding the Company liable for Mr. Nathan’s damages, for a total amount of $90,456. Subsequently, the Company filed a motion for new trial. In April 2009, the parties reached an agreement on terms of a settlement providing for the issuance of Company stock to Mr. Nathan; however, a definitive agreement was never executed, and stock was never issued to Mr. Nathan.  In December 2009, the parties agreed on different terms and executed a settlement agreement providing for the Company to pay Mr. Nathan ten monthly payments of $8,000 for aggregate consideration of $80,000, with the final payment due in September 2010.

In November 2009, the Company filed a lawsuit against Brian Koslow and David Waltzer in Harris County District Court.  The lawsuit was removed to the District Court for the Southern District of Texas.  The lawsuit relates to the transactions the Company entered into with Messrs. Koslow and Waltzer to acquire the website and proprietary methodologies of One Source, as described in more detail in “Item 1” of this report.  In the suit, the Company alleges that Messrs. Koslow and Waltzer (a) breached an agreement to rescind the One Source acquisition, (b) made fraudulent representations to the Company to induce them to enter into the One Source acquisition, (c) will be unjustly enriched if the One Source acquisition is not rescinded, and (d) breached a fiduciary duty owed to the Company.  Messrs. Koslow and Waltzer answered the Original Petition and asserted counterclaims against the Company for breach of contract and fraud.  The parties have agreed to mediate the case prior to undertaking any substantive discovery in the lawsuit.  Mediation is currently scheduled for April 16, 2010.  The Company will continue to seek damages against Messrs. Koslow and Waltzer.  We believe the counterclaims filed by Messrs. Koslow and Waltzer are without merit and will vigorously defend against them.  There can be, however, no assurance that the outcome of this case will be favorable to the Company.

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against the Company, William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc.  Plaintiffs claim that the Company issued 2,000,000 shares of stock as compensation for work performed on behalf of the Company.  On December 31, 2008, and again in early 2009, Plaintiffs sold some of their shares.  However, on February 10, 2009, the Company issued a stop transfer resolution preventing Plaintiffs from selling any of the remaining shares.  Plaintiffs claim the following causes of action: 1) breach of contract, stating that Defendants agreed to compensate Plaintiffs by tendering 2,000,000 shares of stock free and clear; 2) conversion, claiming Defendants wrongfully and without authority converted the common stock owned by Plaintiffs; 3) fraud and fraudulent inducement, claiming Defendants’ conduct constitutes legal fraud and deceit; 4) breach of fiduciary duty, claiming Defendants had a fiduciary relationship with Plaintiffs and owed them the utmost duty of good faith, fair dealing, loyalty and candor; 5) intentional Infliction of emotional distress, claiming Defendants’ conduct was extreme, outrageous, deliberate and intentional; 6) unjust enrichment, claiming that Defendants had no right to prevent Plaintiffs from selling the stock; and 7) declaratory judgment, seeking the Court to declare the common stock was proper and authorized.  Plaintiffs seek exemplary and punitive damages, as well as attorney fees.  We believe the case is without merit and are vigorously fighting the lawsuit. We anticipate filing a motion to have the case dismissed.  There can be no assurance, however, that the outcome of this case will be favorable to the Company.

In March 2008, Kent Caraquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages in an unspecified amount and injunctive relief for various breaches of contract and securities violations. A default judgment was entered against the defendants on July 20, 2008. The default judgment was set aside and the case reopened on November 7, 2008. The Company believes all claims against it are without merit, and it will continue to vigorously defend itself against such claims. There is no assurance, however, that the matter can be settled on terms favorable to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Nov. 12, 2009 the Company officially changed its name from "Versa Card, Inc." to "Spine Pain Management, Inc."  The name change was effected legally with the Delaware Secretary of State on November 12, 2009 and was effected in the market on November 27, 2009.  Holders of 8,368,426 shares of our common stock (constituting 52.91% of the outstanding shares of common stock of the Company as of the record date of September 21, 2009) executed an Action by Written Consent of Stockholders in Lieu of a Special Meeting, approving the amendment to our Certificate of Incorporation, as amended.  Additional information regarding the name change may be found in the Company’s Definitive Schedule 14C Information Statement filed with the Commission on October 14, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol, “SPIN.” Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the following prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2008 and 2009, according to Pink OTC Markets Inc., were as follows:

Quarter ended	High	Low
3/31/08	$3.15	$1.60
6/30/08	$2.99	$0.35
9/30/08	$0.60	$0.18
12/31/08	$0.40	$0.04
3/31/09	$1.50	$0.22
6/30/09	$1.50	$0.40
9/30/09	$0.80	$0.15
12/31/09	$2.25	$0.35

Record Holders

As of March 1, 2010, there were approximately 98 shareholders of record holding a total of 17,367,682 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The following table sets forth all equity compensation plans as of December 31, 2009:

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

Sales of Unregistered Securities

Other than the issuances described below, all equity securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On December 28, 2009, the Company issued 500,000 restricted shares of common stock to William Donovan, M.D., the Company’s Chief Executive Officer, for the conversion of $349,400 of outstanding debt owed by the Company to Dr. Donovan.  The Company owed this outstanding debt to Dr. Donovan in connection with funds Dr. Donovan advanced to the Company from September 2009 to December 2009 for its spine injury treatment operations.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The offer and sale of the shares was made exclusively to an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D) in an offer and sale not involving a public offering.  The holder of the shares purchased the securities for his own account and not with a view towards or for resale. There was no general solicitation or advertising conducted in connection with the sale of the securities.

Also on or about December 28, 2009, the Company reissued 500,000 restricted shares of common stock to John Talamas in an unrelated transaction.  Mr. Talamas had previously been issued the 500,000 shares in connection with his previous position with the Company as Chief Operating Officer.  Mr. Talamas, however, transferred the shares back to the Company when he resigned from this position for personal reasons in July 2009.  Since that time, Mr. Talamas has rejoined the Company as its Director of Operations, and the Company reissued the shares to Mr. Talamas as consideration for his employment.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The offer and sale of the shares was made exclusively to an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D) in an offer and sale not involving a public offering.  The holder of the shares purchased the securities for his own account and not with a view towards or for resale. There was no general solicitation or advertising conducted in connection with the sale of the securities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements included in this Form 10-K.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-K are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished.

Management Overview

At the end of 2008, the Company launched its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, the Company’s main focus will be on the expansion and development of spine testing centers and/or business relationship with subcontractors owning such facilities as needed by spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

Results of Operations

The Company recorded approximately $983,000 in service revenues and approximately $349,000 in costs of services for the year ended December 31, 2009. There were no revenues and no costs of revenues from operations for the year ended December 31, 2008.  This increase is attributable to revenues generated from the Company’s spine injury treatment center in Houston, Texas, which center was not open in 2008.

During the twelve month period ended December 31, 2009, the Company’s operations focused on developing its spine injury treatment management business and opening its first spine injury treatment center in Houston, Texas.  Alternatively, during the twelve month period ended December 31, 2008, the Company’s operations were limited to attempting entry into the smartcard/e-purse business through the rescinded transaction with FVS, identifying other acquisition ventures in the technology sector, initial planning of the Company’s SPMI business and satisfying continuous public disclosure requirements.

Expenses

Operating expenses for the year ended December 31, 2009, were approximately $1.7 million as compared to approximately $467,000 for the year ended December 31, 2008. The increase in operating expenses was primarily the result of the increase in filing costs, legal and professional fees, asset impairment loss, allowance for doubtful accounts and stock based compensation for the year ended December 31, 2009.

During 2009, the Company incurred $519,000 and $538,643, respectively, towards stock based compensation and general and administration expenses as compared to $147,000 and $320,000, respectively, in 2008.  For the year ended December 31, 2009, the Company incurred the following costs that were not incurred during the same period in 2008: approximately $231,000 towards asset impairment loss and $442,000 towards allowance for doubtful debts.  There was approximately $374,000 for the write down of accounts payables for the year ended December 31, 2009, as compared to an approximately $294,000 write down of accounts payable in 2008 currently included as other income in the accompanying statements of operations.

Net Loss

Net loss for the year ended December 31, 2009 was approximately $721,000 compared to a net loss of approximately $173,000 for the year ended December 31, 2008 an increase of approximately $548,000 or 316.8%. For the year ended December 31, 2009, we had additional non-cash expense of approximately $231,000 of asset impairment loss; $442,000 allowance for doubtful debts and $519,000 stock based compensation expense.

Liquidity and Capital Resources (Revise based on 2009 cash flows)

Cash used in  operations was approximately $237,000, which primarily included  a reserve for uncollectible accounts receivable of approximately $442,000 and a net loss of approximately $721,000 from operations, write down of accounts payable of approximately $374,000, increase in accounts receivable of approximately $951,000 offset by the issuance of common stock for consulting services and stock based compensation of approximately $1.1 million, and increase to accounts payable and accrued expenses of approximately $248,000, for the year ended December 31, 2009. Cash utilized by operations was approximately $100,000 for the year ended December 31, 2008, primarily due to a net loss of approximately $173,000 from operations, write down of accounts payable of approximately $294,000 offset by a decrease in receivable from related party of $17,169, offset by the issuance of common stock for consulting services and stock based compensation of approximately $187,000 and an increase to accounts payable of approximately $153,000.

There was no cash provided or used in investing activities for the years ended December 31, 2009 and 2008.

Cash flows provided by financing activities totaled approximately $270,000 for the year ended December 31, 2009, representing the accrual of interest and notes payable and $90,000 for the year ended December 31, 2008, representing $50,000 from common stock subscription and $40,000 of proceeds from sales of common stock and warrants.

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

Income Tax Expense (Benefit)

The Company has experienced losses and as a result has net operating loss carry forward available to offset future taxable income.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2009 and 2008, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin, Topic 13 “Revenue Recognition,” which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized. The Company’s new business concept is focused on the development of spine testing centers needed by spine surgeons, orthopedic surgeons and other healthcare providers in order to provide the appropriate treatment for musculo-skeletal spine injuries.  The Company began treating patients in August 2009 at the Company’s first spine testing center facility located at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  The Company conforms to the guidance provided by SEC Staff Accounting Bulletin, Topic 13, “Revenue Recognition.”  Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when treatment(s) are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the treatments are provided and are based upon the type and extent of the services rendered.  The Company’s credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to the Company by a third party and the credit policy includes terms of net 180 days for collections.

Recent Accounting Pronouncements

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2009 and 2008, included in this Form 10-K, the Company discusses those recent accounting pronouncements that may be considered to be significant in determining the results of operations and its financial position.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2009, the Company had a working capital deficiency of approximately $270,000 and a stockholders’ deficit of approximately $270,000. Further, the Company had a net loss of approximately $721,000 for the year ended December 31, 2009 and an accumulated deficit of approximately $15.0 million. Since the opening of the treatment center in August, 2009, the Company has generated revenue of approximately $983,000 and going forward, hopes to continue to increase revenue from operations.

The Company’s continued existence is dependent upon its ability to successfully execute its business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements for the fiscal years ended December 31, 2009 and 2008 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Pain Management, Inc., (formerly known as “Versa Card, Inc.”):

We have audited the accompanying balance sheets of Spine Pain Management, Inc., formerly known as Versa Card, Inc., as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spine Pain Management, Inc. formerly known as Versa Card, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has an accumulated deficit of $15,004,698 and working capital deficiency of $270,478 as of December 31, 2009. Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 23, 2010

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$32,789	$-
Account receivable, net	508,499	-
Total current assets	541,288	-

TOTAL ASSETS	$541,288	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$475,138	$601,660
Notes payable	11,317	10,676
Due to former officers and directors	56,016	56,016
Due to related party	269,295	-
Total current liabilities	811,766	668,352

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value, 50,000,000 shares authorized; 16,867,682 and 13,317,682 shares issued and outstanding at December 31, 2009 and 2008, respectively	16,868	13,318
Additional paid-in capital	14,717,352	13,552,502
Stock subscription	-	50,000
Accumulated deficit	(15,004,698)	(14,284,172)

Total stockholders’ deficit	(270,478)	(668,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$541,288	$-

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2009	2008

REVENUE	$982,736	$-

COST OF SALES
Service costs	349,400	-

GROSS PROFIT	633,336	-

OPERATING EXPENSES
General and administrative expenses	538,643	320,000
Asset impairment loss	230,697	-
Allownace for doubtful accounts	442,231	-
Stock based compensation	519,000	147,000

Total Operating Expenses	1,730,571	467,000

NET LOSS FROM OPERATIONS	(1,097,235)	(467,000)

Other income	376,709	293,715

NET LOSS	$(720,526)	$(173,285)

NET LOSS PER SHARE:
Basic and Diluted	$(0.05)	$(0.02)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	15,849,463	10,112,313

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Common Stock		Additional
	Common Stock		Issuable		Paid-in	Accumulated
	Shares	Amount	Shares	Subscription	Capital	Deficit	Total
Balances, December 31, 2007	6,906,579	6,907	43,103,103	-	13,326,202	(14,110,887)	(777,778)
Issuance of common stock issuable to James Fischbach - January 2008	20,000,000	20,000	(20,000,000)	-	-		20,000
Issuance of common stock issuable for acquisition agreement - January 2008	23,000,000	23,000	(23,000,000)	-	-	-	23,000
Issuance of common stock issuable - January 2008	103,103	103	(103,103)	-	-		103
Stock subscription	-	-	-	50,000	-	-	50,000
Issuance of common stock to James Fischbach - August 2008	100,000	100	-	-	-		100
Reversal of issuance of common stock issued to James Fischbach - August 2008	(20,000,000)	(20,000)	-	-	-		(20,000)
Issuance of additional common stock for acquisition agreement - September 2008	9,500,000	9,500	-	-	-		9,500
Issuance of common stock for cash - September 2008	200,000	200	-	-	39,800		40,000
Issuance of common stock for services and compensation - September 2008	1,000,000	1,000	-	-	431,000		432,000
Reversal of issuance of common stock issued for acquisition agreement - December 2008	(26,992,000)	(26,992)	-	-	-		(26,992)
Reversal of issuance of common stock issued for compensation - December 2008	(500,000)	(500)	-	-	(244,500)		(245,000)
Net loss	-	-	-	-	-	(173,285)	(173,285)
Balances, December 31, 2008	13,317,682	$13,318	-	$50,000	$13,552,502	$(14,284,172)	$(668,352)
Stock subscription	50,000	50	-	(50,000)	49,950	-	-
Issuance of common stock for stock based compensation - February 2009	2,000,000	2,000	-	-	517,000	-	519,000
Issuance of common stock for acquisition of assets of One Source - February 2009	900,000	900	-	-	224,100	-	225,000
Issuance of common stock for professional services - February 2009	100,000	100	-	-	24,900	-	25,000
Issuance of common stock for conversion of debts - December 2009	500,000	500	-	-	348,900	-	349,400
Net loss						(720,526)	(720,526)

Balances, December 31, 2009	16,867,682	$16,868	-	$-	$14,717,352	$(15,004,698)	$(270,478)

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(720,526)	$(173,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of doubtful accounts	442,231	-
Accrued interest	641	521
Issuance of common stock for transaction not consummated	-	5,692
Issuance of common stock for consulting services and stock based compensation	1,118,400	187,000
Write off of receivable from related party	-	17,169
Write off of prepaid expenses	-	3,122
Write down of accounts payable	(374,209)	(293,715)
Changes in assets and liabilities:
Accounts receivable	(950,730)	-
Accounts payable and accrued liabilities	247,687	153,298
Net cash used in operating activities	(236,506)	(100,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts due to related parties	269,295	-
Proceeds from subscription payable	-	50,000
Proceeds from sales of common stock and warrants	-	40,000
Net cash provided by financing activities	269,295	90,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,789	(10,198)
BEGINNING OF PERIOD	-	10,198
END OF PERIOD	$32,789	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Acquisition of intangible assets with issuance of stock	$(230,697)	$-
Asset impairment loss	230,697	-
Issuance of common stock towards stock based compensation and services	544,000	187,000
Issuance of common stock for acquisition of assets of One Source	225,000	-
Issuance of common stock towards conversion of debt	349,400	-

	$1,118,400	$187,000

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC., (Formerly “Versa Card, Inc.”)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., formerly known as Versa Card, Inc., Intrepid Global Imaging 3D, Inc., MangaPets, Inc. and Newmark Ventures, Inc. (the “Company”),  a   company which was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development. On November 12, 2009, the Company changed its name from Versa Card, Inc. to Spine Pain Management, Inc. The Company commenced commercial operations in August, 2009 and is no longer considered a development stage company.

Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated. In April 2005, the Company began focusing on the development of the “MangaPets” interactive web portal and acquiring other ventures in the technology sector. The Company entered into a Portal Development Agreement in July 2005, with Sygenics Interactive Inc. (“Sygenics”), a developer of advanced information management technology, located in Montreal, Quebec, Canada, and an authorized licensee of Sygenics Inc. The agreement provided for the design, development and deployment of an online virtual pet portal/website. However, in 2006, prior to Sygenics’ completion of the first stage of the portal, a dispute arose between the Company and Sygenics that resulted in work being halted. Since that time, the Company has attempted to develop the web portal or form another strategic relationship with a different developer to complete development of the web portal.  The Company has revaluated MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept. It has been determined that this business segment is no longer appropriate to pursue given the Company’s current business plan.

During 2006, in addition to developing the Manga themed web portal, the Company expended resources toward establishing a United Kingdom based subsidiary company to pursue acquisitions in the gaming sector. On the advice of counsel, and unfavorable events in the United States pertaining to on-line gaming, the Company decided not to pursue on-line gaming ventures.

During the fourth quarter of 2007 and into the fourth quarter of 2008, the Company focused on consummating a transaction with a smartcard / e-purse company, First Versatile Smartcard Solutions Corporation (“FVS”), and put on hold the development of its web portal for the Company’s MangaPets business. In November 2007, the Company entered into an agreement to merge with FVS, and subsequently in April 2008, the transaction was restructured as a stock purchase agreement.   Based on various factors, the acquisition of FVS did not meet the expectations of the Company or FVS, and on December 30, 2008 the Company entered into a Mutual Release and Settlement Agreement to effectively rescind the transactions effected by the FVS acquisition agreements.

At the end of December 2008, the Company began moving forward to launch its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. In connection with this business plan, in February, 2009, the Company acquired the website and propriety methodologies of One Source Plaintiff Funding, Inc. (“One Source”), a Florida corporation, which the Company planned to use in the business of “lawsuit funding”.  Based on several factors, however, the Company decided in July 2009 not to enter the business of lawsuit funding (as described in more detail below in Note 2, “Change of Business”), and focus solely on assisting healthcare providers in providing necessary and appropriate treatment for patients with spine injuries.  In August 2009, the Company opened its first spine injury treatment center in Houston, Texas.  The Company is also currently evaluating the development of additional spine injury treatment centers in Texas and across the United States.

The Company's mission is to deliver turnkey solutions to spine surgeons, orthopedic surgeons and other health care providers for necessary and appropriate treatment for spine related injuries resulting from automobile and work-related accidents. The goal of the Company is to become a leader in providing care management services to spine surgeons and orthopedic surgeons to facilitate proper treatment of their injured clients. By providing early treatment, the Company believes that spine injuries can be managed, and injured victims can be quickly placed on the road to recovery. The Company believes its advocacy will be rewarding to patients who obtain needed relief from painful conditions. The Company provides a care management program that advocates for the injured victims by moving treatment forward to conclusion without the delay and hindrance of the legal process.

GOING CONCERN

The Company has a history of recurring losses from operations and has an accumulated deficit of approximately $15 million and working capital deficiency of approximately $270,000 as of December 31, 2009.  Additionally, the Company will require additional funding to execute its strategic business plan for 2010. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The Company does not have sufficient working capital to fund its planned operations through December 31, 2010; therefore, it is actively seeking additional debt or equity financing. There can be no assurances that there will be adequate financing available to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2. CHANGE IN BUSINESS

At the end of 2008, the Company launched its new business concept of spine pain management.  The Company’s goal is to engage in the delivery of turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. With the new business plan, the Company has revaluated MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept.  It has been determined that this business segment is no longer appropriate to pursue given the Company’s current business plan.

On February 28, 2009, in connection with the launch of its new spine pain injury treatment business segment, the Company entered into an agreement with Brian Koslow and David Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”). The agreement provided for the Company to acquire the website and proprietary methodologies of One Source in exchange for 900,000 shares of the Company’s common stock. One Source’s website and proprietary methodologies were designed for the business of "lawsuit funding" for plaintiff personal injury cases.  In connection with the One Source transaction, the Company entered into employment agreements with Mr. Koslow and Mr. Waltzer, the founders of One Source, with Mr. Koslow being appointed as Executive Vice President of Business Development of the Company.  With the assistance of Messrs. Koslow and Waltzer, the Company planned to further develop One Source’s website and proprietary methodologies so that the Company could enter the business of lawsuit funding.  In July 2009, however, Mr. Koslow and Mr. Waltzer unexpectedly resigned from the Company.  With the resignations of Messrs. Koslow and Waltzer, the Company realized it would be unable to use the proprietary methodology of One Source and has decided not to enter the business of lawsuit funding, focusing instead on its SPMI business.  Accordingly, the Company will have no use for the website and proprietary methodologies of One Source.  Upon an evaluation of the expected life of the acquired One Source assets in the amount of approximately $231,000, it was decided at December 31, 2009 that these assets had no value, and the acquired cost of the impaired assets have been written off and recorded in the Company’s statement of operation for the year ended December 31, 2009.  The Company has also filed a lawsuit against Messrs. Koslow and Waltzer, as described below in Note 12, “Commitments and Contingencies.”

On Nov. 12, 2009 the Company changed its name from "Versa Card, Inc." to "Spine Pain Management, Inc." and has changed its trading symbol from "IGLB" to "SPIN." The name change was effected legally with the Delaware Secretary of State on November 12, 2009 and was effected in the market on November 27, 2009. OTC Bulletin Board: SPIN.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Change from Development Stage

Pursuant to FASB ASC 915, “Development Stage Entities”, the Company was considered to be a development stage entity from March 4, 1998 to December 31, 2008. Among other provisions, FASB ASC 915 stipulates the reporting of inception to date results of operations, cash flows and other financial information. Since August 2009, the Company began generating revenues from planned commercial operations. Although the Company’s management expects to focus a significant amount of resources to business development and expansion type activities over the next 2 to 3 years, the Company has been generating revenues that originate from planned principle operations relative to new business concept of spine pain management.  Consequently, these financial statements are reported in accordance with accounting principles for an operating company and do not reflect inception to date information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Revenue Recognition

Revenues are recognized in accordance with SEC staff accounting bulletin, Topic 13, Revenue Recognition, which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

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

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued expenses, and notes payable as reflected in the financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Long-Lived Assets

The Company periodically reviews and evaluates long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the statement of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. During 2009, the Company recorded an asset impairment loss of approximately $231,000 in the accompanying statements of operations (see Note 2).

Software and Website Development Costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, are expensed as incurred. The costs of website development, during the planning stage, as defined under Emerging Issues Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs,” are also expensed as incurred. For the fiscal years ended December 31, 2009 and 2008, no such costs were incurred.

Computer software and website development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and website content, payroll and interest costs are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational. Costs incurred when the website and related software are in the operating stage will be expensed as incurred. For the fiscal years ended December 31, 2009 and 2008, no such costs were incurred.

Comprehensive Income

The Company reports and discloses comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.  Under this guidance, the Company classifies items of other comprehensive income by their nature in a financial statement and discloses the accumulated balance of other comprehensive income separately in the stockholders’ equity (deficit) section classifies items of other comprehensive income by their nature in a financial statement and discloses the accumulated balance of other comprehensive income separately in the stockholders’ equity (deficit) section of the balance sheet. The Company had no other comprehensive income (loss) during 2009 and 2008, respectively.

Concentrations of Credit Risk

The Company’s assets that are exposed to credit risk consist primarily of cash and accounts receivable.  The Company has receivables from a diversified customer base and therefore the concentration of credit risk is minimal. The creditworthiness of customers is monitored before any services are provided. The Company records an allowance for doubtful accounts based on nature of its business, collection trends, current economic conditions, the composition of its accounts receivable aging, and the assessment of probable loss related to uncollectible accounts receivable.  The Company recorded an allowance towards doubtful accounts in the amount of approximately $442,000 for the year ended December 31, 2009 (none in 2008).

The Company maintains cash balances that may at times exceed federally insured limits.  Cash balances are maintained at high-quality financial institutions and the Company believes the credit risk related to these cash balances is minimal.

Stock Based Compensation

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (FASB), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of income.  The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.

The Company utilizes the prospective transition method, which requires the application of the accounting standard to new awards made, as well as awards from previous years that have been modified, repurchased, or cancelled after December 31, 2005.  The Company continues to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards (either the minimum value method, or the authoritative guidance for accounting for certain transactions involving stock based compensation. The Company recognized stock based compensation cost of $519,000 and $147,000, respectively, during 2009 and 2008.

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

Uncertain tax positions

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company has recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

The Company did not file federal and applicable state income tax returns for the years ended December 31, 2009 and 2008, respectively, and prior. Although the Company is incurring losses since its inception, the Company is obligated to file income tax returns for compliance with IRS regulations and that of applicable state jurisdictions. Management believes that the Company will not incur significant penalty and interest for non-filing of federal and state income tax returns, as well as, federal and state income tax liabilities, as applicable, for the years ended December 31, 2009 and 2008, respectively, and prior considering its loss making history since inception.. The Company is still in the process of determining the amount of net taxable operating losses eligible to be carried forward for federal and applicable state income tax purposes for the years ended December 31, 2009 and 2008, respectively, and prior. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2009 and 2008, respectively. Management believes that this will not have a material adverse impact on the Company’s financial position, its results of operations and its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Net Loss per Share

Basic and diluted net losses per common share are presented in accordance with Accounting Standard Codifications (ASC) Topic 260, “Earning per Share”, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain reclassifications have been made to conform with prior period’s financial information to the current presentation.

Accounting Standard Updates

In May 2009, the Financial Accounting Standard Board (“FASB”) issued ASC 855, “Subsequent Events”, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. The Company adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through March 23, 2010.

In June 2009, the FASB issued Statement No. 168 (an update of ASC 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168)”. The Codification became the source of authoritative Generally Accepted Accounting Principle (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Commissions (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not affect the Company’s financial position, results of operations, or cash flows.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU No. 2010-06 applicable to FASB ASC 820-10, “Improving Disclosures about Fair Value Measurements”. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s results of operations, cash flows or financial positions.

NOTE 4.  RECEIVABLE FROM FORMER RELATED PARTY

During the year ended December 31, 2007, the Company made advances totaling $17,169 to its former chief executive officer. This receivable was non-interest bearing and due on demand. This receivable was considered uncollectible for the year ended December 31, 2009. The entire amount has been written down and reflected in the accompanying statements of operations as part of the write off of accounts payable.

NOTE 5.  ACCOUNTS PAYABLE

During the year ended December 31, 2009, the Company determined and analyzed that certain balances in accounts payable were older than five years, with no direct contact with respective vendors to whom the Company owed approximately $374,000. For the year ended December 31, 2009, the Company had written back $374,000 as other income towards old liabilities no longer payable   through a resolution of the board of directors. This adjustment to accounts payable has been reflected in the accompanying statements of operations as other income for the year ended December 31, 2009.

During the year ended December 31, 2008, the Company recorded an account payable to a vendor in the amount of $435,049. This balance was settled with a vendor in the amount of $141,334, resulting in a write down of accounts payable by $293,715 which had been recorded as other income towards full and final settlement of liabilities. This adjustment to accounts payable had been reflected in the Company’s statements of operations as other income for the year ended December 31, 2008.

NOTE 6.  NOTES PAYABLE

Notes payable consist of:

	December 31,	December 31,
	2009	2008

Note payable to an individual, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	$9,334	$8,806
Note payable to a company, due on demand, including interest at 6% accrued monthly, secured by all assets and revenues of the Company	1,983	1,870
Total	$11,317	$10,676

NOTE 7.  DUE TO FORMER OFFICERS AND DIRECTORS

Due to former related parties consists of:

	December 31,	December 31,
	2009	2008

Due to former chief executive officer, non-interest bearing, due on demand	$4,237	$4,237
Due to former chief accounting officer, non-interest bearing, due on demand	51,779	51,779
Total	$56,016	$56,016

NOTE 8.  DUE TO RELATED PARTIES

Due to related parties consists of:

	December 31,	December 31,
	2009	2008

Due to chief executive officer, non-interest bearing, due on demand, used in working capital	$269,295	$-

Total	$269,295	$-

NOTE 9. RELATED PARTY TRANSACTIONS

Medical Services Agreement

In August 2009, the Company entered into a medical services agreement (the “Agreement”) with Northshore Orthopedics, Assoc. ("NSO") to open its first spine injury treatment center in Houston, Texas. Pursuant to the terms of the Agreement, NSO will operate as an independent contractor for the Company to provide medical diagnostic services for evaluation and treatment of patients with spine injuries at pre-determined and pre-negotiated rate per patient.  NSO will be deemed for all purposes an independent contractor and not an employee, agent, joint venturer or partner of the Company.  NSO will be responsible for its own taxes associated with its performance of the services and receipt of payments pursuant to this Agreement. The Agreement has a term of three years, and thereafter will automatically renew for another three years at the discretion of involved parties.  During 2009, the Company incurred $349,400 towards NSO’s costs which is included as cost of sales in the accompanying statements of operations. NSO is owned by the Company’s Chief Executive Officer, William Donovan, M.D.

In-kind Contributions

Since August, 2009; the Company maintains its office at: 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 450 square feet and is currently provided to the Company at no cost by Dr. William Donovan, the Company’s Director and Chief Executive Officer. As a result, the Company has recognized in-kind contributions of $2,500 as other income and related rental expense of $2,500 as general and administration expenses in the accompanying statement of operations for the year ending December 31, 2009 (none in 2008).

NOTE 10. COMMON STOCK

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

In February, 2009, the Company issued 2,100,000 shares of Company common stock to various individuals, including certain directors, officers and stockholders, for services and compensation valued at approximately $544,000.

Pursuant to a Stock Exchange Agreement dated February, 2009, the Company acquired the website and proprietary methodologies of One Source Plaintiff Funding, Inc. in exchange for 900,000 shares of its common stock valued at $225,000 (see Note 2).

On December 28, 2009, the Company issued 500,000 restricted shares of common stock to William Donovan, M.D., the Company’s Chief Executive Officer, for the conversion of $349,400 of outstanding debt owed by the Company to Dr. Donovan

Warrants

A summary of warrant activity for the years ended December 31, 2009 and 2008 follows:

	Shares of Common Stock that Warrants are
	Exercisable Into
	December 31, 2009	December 31, 2008
Warrants outstanding, beginning of period	-	30,000
Issued	-	-
Exercised	-
Expired	-	(30,000	) )
Warrants outstanding, end of period	-	-

The 30,000 warrants outstanding at December 31, 2007 were exercisable into 30,000 shares of common stock at an exercise price of $1.00 per share and expired September 21, 2008.

NOTE 11.  INCOME TAXES

The Company has not made  provision for income taxes  in the years ended December 31, 2009 and 2008, respectively, since the Company has incurred net operating losses in these periods..

Deferred income tax assets consist of:

	December 31, 2009	December 31, 2008
Net operating loss carryforwards	$2,675,400	$2,394,600
Less valuation allowance	(2,675,400)	(2,394,600)
Deferred income tax assets, net	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. .Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $2,675,400 and $2,394,600 attributable to the future utilization of the approximately $6,860,000 and $6,140,000 in eligible net operating loss carryforwards as of December 31, 2009 and 2008, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2029.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited.

As the Company has not filed federal and applicable state income tax returns for the years ending December 31, 2009 and 2008, respectively, and prior, it is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of December 31, 2009 and 2008, respectively. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2009 and 2008, respectively, and has not recognized interest and/or penalties in the accompanying statements of operations for the years ended December 31, 2009 and 2008, respectively. However, management of the Company believes that non-filing of federal and applicable state income tax returns will not have a significant impact on the Company’s financial position,  its results of operations  and cash flows considering continued operating losses since inception.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

On January 19, 2010, James McKay and Celebrity Foods, Inc. (“CFI”) filed a lawsuit against the Company and Dr. William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, Plaintiffs contacted the Company’s transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from the Company in connection with a stock purchase agreement.  The Company subsequently requested that the transfer agent place a stop transfer order on the shares.  Plaintiffs allege the Company’s actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  This case is still pending in District Court.  We believe the case is without merit and are vigorously fighting the lawsuit. We anticipate filing a motion to have the case dismissed.  There can be, however, no assurance that the outcome of this case will be favorable to the Company.

In December 2009, the Company reached a settlement in the case of Martin Nathan, a former attorney for the Company, who filed suit against the Company. In his petition, Mr. Nathan asserted that he performed certain legal services for the Company and was never compensated. On November 14, 2007, the Company failed to appear for a preliminary hearing held before the 295th Judicial District Court of Harris County, and the Court entered an interlocutory default judgment against the Company. On January 16, 2008, the Court entered a final judgment against the Company, finding the Company liable for Mr. Nathan’s damages, for a total amount of $90,456. Subsequently, the Company filed a motion for new trial. In April 2009, the parties reached an agreement on terms of a settlement providing for the issuance of Company stock to Mr. Nathan; however, a definitive agreement was never executed, and stock was never issued to Mr. Nathan.  In December 2009, the parties agreed on different terms and executed a settlement agreement providing for the Company to pay Mr. Nathan ten monthly payments of $8,000 for aggregate consideration of $80,000, with the final payment due in September 2010.

In November 2009, the Company filed a lawsuit against Brian Koslow and David Waltzer in Harris County District Court.  The lawsuit was removed to the District Court for the Southern District of Texas.  The lawsuit relates to the transactions the Company entered into with Messrs. Koslow and Waltzer to acquire the website and proprietary methodologies of One Source, as described in more detail in “Item 1” of this report.  In the suit, the Company alleges that Messrs. Koslow and Waltzer (a) breached an agreement to rescind the One Source acquisition, (b) made fraudulent representations to the Company to induce them to enter into the One Source acquisition, (c) will be unjustly enriched if the One Source acquisition is not rescinded, and (d) breached a fiduciary duty owed to the Company.  Messrs. Koslow and Waltzer answered the Original Petition and asserted counterclaims against the Company for breach of contract and fraud.  The parties have agreed to mediate the case prior to undertaking any substantive discovery in the lawsuit.  Mediation is currently scheduled for April 16, 2010.  The Company will continue to seek damages against Messrs. Koslow and Waltzer.  We believe the counterclaims filed by Messrs. Koslow and Waltzer are without merit and will vigorously defend against them.  There can be, however, no assurance that the outcome of this case will be favorable to the Company.

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against the Company, William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc.  Plaintiffs claim that the Company issued 2,000,000 shares of stock as compensation for work performed on behalf of the Company.  On December 31, 2008, and again in early 2009, Plaintiffs sold some of their shares.  However, on February 10, 2009, the Company issued a stop transfer resolution preventing Plaintiffs from selling any of the remaining shares.  Plaintiffs claim the following causes of action: 1) breach of contract, stating that Defendants agreed to compensate Plaintiffs by tendering 2,000,000 shares of stock free and clear; 2) conversion, claiming Defendants wrongfully and without authority converted the common stock owned by Plaintiffs; 3) fraud and fraudulent inducement, claiming Defendants’ conduct constitutes legal fraud and deceit; 4) breach of fiduciary duty, claiming Defendants had a fiduciary relationship with Plaintiffs and owed them the utmost duty of good faith, fair dealing, loyalty and candor; 5) intentional Infliction of emotional distress, claiming Defendants’ conduct was extreme, outrageous, deliberate and intentional; 6) unjust enrichment, claiming that Defendants had no right to prevent Plaintiffs from selling the stock; and 7) declaratory judgment, seeking the Court to declare the common stock was proper and authorized.  Plaintiffs seek exemplary and punitive damages, as well as attorney fees.  We believe the case is without merit and are vigorously fighting the lawsuit. We anticipate filing a motion to have the case dismissed.  There can be no assurance, however, that the outcome of this case will be favorable to the Company.

In March 2008, Kent Caraquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages in an unspecified amount and injunctive relief for various breaches of contract and securities violations. A default judgment was entered against the defendants on July 20, 2008. The default judgment was set aside and the case reopened on November 7, 2008. The Company believes all claims against it are without merit, and it will continue to vigorously defend itself against such claims. There is no assurance, however, that the matter can be settled on terms favorable to the Company.

NOTE  13.  SUBSEQUENT EVENTS

In January 2010, the Company entered into a preliminary oral agreement with Forest Park Medical Center (“FPMC”) in Dallas, Texas to open the Company’s second clinic within FPMC’s state-of-the-art facility. The Company anticipates that FPMC, a doctor owned, full-service, acute-care hospital that focuses on high-quality surgical services, will facilitate its medical spine injection procedures within Dallas, Texas.  The Company is currently working with FPMC on a definitive operating agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 16, 2008, our Board of Directors dismissed Michael T. Studer CPA P.C. (“Studer”) as its independent registered public accounting firm and retained the accounting firm of Jewett, Schwartz, Wolfe & Associates (“JSW”) as its new independent registered public accounting firm.

Studer was the Registrant’s independent registered public accounting firm since October 2006 and for the Registrant’s last two annual reports (Form 10-KSB) for years ended December 31, 2006 and December 31, 2007. Studer’s reports on our financial statements for those two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern modification expressing substantial doubt about the ability of the Registrant to continue as a going concern.

The decision to change our accountants was recommended and approved by our Board of Directors on May 16, 2008.

During our most recent two fiscal years, there were no disagreements with Studer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, except for a going concern modification expressing substantial doubt about the ability of the Registrant to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

Dr. William Donovan, the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  Based on this evaluation, our management concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	66	Chief Executive Officer and Director / Interim Principal Financial Officer
Richard Specht	28	Director

William Donovan, M.D.  Dr. Donovan has served as the Company’s Chief Executive Officer since January 28, 2009.  He has served as a Director of the Company since April 2008.  He is a Board Certified Orthopedic Surgeon, and has been involved with venture funding and management for over 25 years.  He was the co-founder of DRCA (later known as I.O.I) and became Chairman of this company that went from the pink sheets, to NASDAQ and then to the AMEX before being acquired by a subsidiary of the Bass Family.  He was a founder of “I Need A Doc”, later changed to IP2M that was acquired by Dialog Group, a public traded company.  He was the Chairman of House of Brussels, an international chocolate company and president of ChocoMed, a specialized confectionery company combining Nutraceuticals with chocolate bars.  Dr. Donovan has been practicing in Houston since l975. Throughout his career as a physician, he has been involved in projects with both public and private enterprises. He received his Orthopedic training at Northwestern University in Chicago.  He was a Major in the USAF for 2 years at Wright Patterson Air force base in Dayton, Ohio. He established Northshore Orthopedics in 1975 and continues in active practice in Houston, Texas specializing in Orthopedic Surgery.

Richard Specht.  Mr. Specht has been a Director of the Company since December 2008.  He also previously served as Director of the Company from October 2007 to April 2008, and briefly served as interim Chief Executive Officer and interim Chief Financial Officer in April 2008.  Richard Specht has over nine years of experience as an investor in various private and public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of six people who, during the fiscal year ended December 31, 2009 were Directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows:

Richard Specht, our current Director, has failed to file various reports required by Section 16(a) of the Exchange Act, and to date is not current in these filings.  Mr. Specht failed to file a Form 3 when he was reappointed Director in December 2008, which report has not been filed to date.  He is currently in the process of preparing his outstanding reports.

William Donovan, M.D., our current Chief Executive Officer and Director, may have failed to timely file certain Form 4’s during 2009.  However, he is current in his filings to date.

Timothy Donovan, our former interim Chief Executive Officer failed to timely file a Form 3 when he was appointed in December 2008.  This report was ultimately filed, however.  He also failed to file a Form 5 when he resigned as interim Chief Executive Officer in 2009.

John Talamas, our former Chief Operating Officer and current Director of Operations (non-executive position), failed to timely file a Form 3 when he as was appointed as Chief Operating Officer in 2009.  This report was ultimately filed, however.  He also failed to file a Form 5 when he resigned as Chief Operating Officer in 2009.

Brian Koslow, our former Executive V.P. of Business Development, failed to timely file a Form 3 when he as was appointed in 2009.  This report was ultimately filed, however.  He also failed to file a Form 5 when he resigned as Executive V.P. of Business Development in 2009.

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

Spine Pain Management, Inc.
5225 Katy Freeway
Suite 600
Houston, Texas   77007

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2009 and 2008, concerning cash and non-cash compensation paid or accrued to or on behalf of our principal executive officer and principal financial officer, and any other employees to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William F. Donovan, CEO, Interim PFO	2009	-	-	-260,000	(1)	-	-	-	-	-

Timothy Donovan,	2009	-	-	-104,000	(2)	-	-	-	-	-
Former Interim CEO	2008	-	-	-		-	-	-	-	-

John Talamas, Former COO	2009	-	-	-125,000	(3)	-	-	-	-	-

William Dunavant Former CEO, CFO, PAO, and director	2008	-	-	-		-	-	-	-	-

James R. MacKay, Former CEO	2008	-	-	-		-	-	-	-	-

Shane Mulcahy, Former CEO	2008	-	-	-		-	-	-	-	-

(1)  In February 2009, the Company issued 1,000,000 restricted shares of common stock to Dr. Donovan as consideration for his employment as Chief Executive Officer of the Company.

(2)  In February 2009, the Company issued 400,000 restricted shares of common stock to Mr. Timothy Donovan as consideration for his past employment as interim Chief Executive Officer and his employment as Director of Clinic Operations (non-executive).

(3)  In February 2009, the Company issued 500,000 restricted shares of common stock to Mr. Talamas as consideration for his employment as Chief Operating Officer. Mr. Talamas returned these shares to the Company when he resigned as Chief Operating Officer, but the Company reissued these shares to Mr. Talamas when he was subsequently appointed Director of Operations.

Outstanding equity awards at fiscal year-end

The Company had no unexercised options, stock that has not vested, or equity incentive plan awards for any of its executive officers outstanding as of December 31, 2009.

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

The Company has no “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” or “Nonqualified Deferred Compensation.”  Nor does the Company have any “Post Employment Payments” to report.

Our Directors received no compensation for their services as Directors during years ended December 31, 2009 and 2008.

Compensation Policies and Practices as they Relate to Risk Management

The Company does not currently believe that any risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.  As of the time of filing of this report, however, the Company is still in the process of evaluating is compensation policies and practices as they relate to the Company’s risk management.  Upon completion of this evaluation, the Company’s assessment of the potential effects of risks arising from its compensation policies may change.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at December 31, 2009 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 1, 2010, there were 17,367,682 shares of common stock outstanding.

Name and Address of Beneficial Owner	Number and Class of Common Shares Beneficially Owned	Percent of Class
William Francis Donovan (1)	2,712,084	15.62%
Richard Specht (1)	2,500	0.01%
All Directors and executive officers as a group (2 persons)	2,714,584	15.63%
Rene Hamouth (2)	4,527,751	26.07%
William R. Dunavant (3)	1,800,000	10.36%
Total shares outstanding:	17,367,682

(1)	The named individual is an executive officer or Director of the Company, the business address of which is 5225 Katy Freeway, Suite 600, Houston, TX 77007.

(2)
Includes 3,354,665 shares registered in the name of the Hamouth Family Trust, 1,094,598 shares registered in the name of Rene Hamouth, and 145,863 shares registered in the name of Leona Hamouth. Mr. Hamouth is the trustee of the Hamouth Family Trust.  Mr. Hamouth’s address is 2608 Finch Hill, Vancouver, BC, Canada, V7S 3H1.

(3)	William R. Dunavant, our former CEO, is the beneficial owner of Dunavant Family Holdings, Inc. Mr. Dunavant’s address is 2624 Eagle Cove Drive, Park City, Utah 84060.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 28, 2009, the Company issued 500,000 restricted shares of common stock to William Donovan, M.D., the Company’s Chief Executive Officer, for the conversion of $349,400 of outstanding debt owed by the Company to Dr. Donovan.  The Company owed this outstanding debt to Dr. Donovan in connection with funds Dr. Donovan advanced to the Company from September 2009 to December 2009 for its spine injury treatment operations.

 No other person has any direct or indirect material interest in any transactions to which we were or are a party, and the amount involved exceeded $120,000, since the beginning of our last fiscal year or in any proposed transaction to which we propose to be a party..

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent accountants during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services  rendered. "Audit Related Fees" consisted of consulting fees regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our SB-2 Registration Statements and this Annual Report.  Since we have no audit committee, none of these services were approved by an audit committee, and we have no pre-approval policies or procedures.

	Year ended December 31,

	2009	2008

Audit Fees	$68,000	$54000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total	$68,000	$54,000

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, for the fiscal years ended December 31, 2009 and 2008 all services, as described above, were provided to the Company by Jewett, Schwartz, Wolfe & Associates based upon a prior approval of the board of directors.

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

* Incorporated by reference from previous filings of the Company

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

Spine Pain Management, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Interim Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.
William F. Donovan, M.D.	Director	March 31, 2010

/s/ Richard Specht
Richard Specht	Director	March 31, 2010