Form 10-Q
period 2010-03-31
Spine Pain Management, Inc
filed 2010-05-12
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2010.

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

As of April 15, 2010, the registrant had 17,067,682 shares of common stock, $0.001 par value (the only class of voting stock), issued and outstanding.

SPINE PAIN MANAGEMENT, INC.
(Formerly “VERSA CARD, INC.”)

FORM 10-Q

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$21,837	$32,789
Account receivable, net	1,210,678	508,499
Total current assets	1,232,515	541,288

TOTAL ASSETS	$1,232,515	$541,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$762,838	$475,138
Notes payable	11,317	11,317
Due to former officers and directors	56,016	56,016
Due to related party	317,699	269,295
Total current liabilities	1,147,870	811,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 50,000,000 shares
authorized; 16,867,682 and 16,867,682 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	16,868	16,868
Additional paid-in capital	14,717,352	14,717,352
Accumulated deficit	(14,649,575)	(15,004,698)

Total stockholders’ equity (deficit)	84,645	(270,478)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,232,515	$541,288

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

REVENUE	$1,452,133	$-

COST OF SALES
Service costs	318,700	-

GROSS PROFIT	1,133,433	-

OPERATING EXPENSES
General and administrative expenses	231,487	656,874
Allownace for doubtful accounts	548,323	-

Total Operating Expenses	779,810	656,874

NET INCOME (LOSS) FROM OPERATIONS	353,623	(656,874)

Other income	1,500	-

NET INCOME (LOSS)	$355,123	$(656,874)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$0.02	$(0.05)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	16,867,682	14,384,349

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$355,123	$(656,874)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowance for doubtful accounts	548,323	-
Issuance of common stock for consulting services and stock based compensation	-	538,303
Changes in assets and liabilities:
Accounts receivable	(1,250,502)	-
Accounts payable and accrued liabilities	287,700	66,048
Net cash used in operating activities	(59,356)	(52,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	48,404	52,523
Net cash provided by financing activities	48,404	52,523
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,952)	-
BEGINNING OF PERIOD	32,789	10,198
END OF PERIOD	$21,837	$10,198

Acquisition of intangible assets with issuance of stock	$-	$(230,697)
Asset impairment loss	-	230,697
	$-	$-

The accompanying notes are an integral part of the financial statements

PART I

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

GOING CONCERN

The Company has a history of recurring losses from operations and has an accumulated deficit of approximately $14.6 million as of March 31, 2010.  Additionally, the Company will require additional funding to execute its strategic business plan for 2010. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The Company does not have sufficient working capital to fund its planned operations through December 31, 2010; therefore, it is actively seeking additional debt or equity financing. There can be no assurances that there will be adequate financing available to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2. CHANGE IN BUSINESS

At the end of 2008, the Company launched its new business concept of spine pain management.  The Company’s goal is to engage in the delivery of turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. With the new business plan, the Company has reevaluated MangaPet's business of developing a web portal containing games, merchandizing, and other entertainment activities to determine the viability of that business concept.  It has been determined that this business segment is no longer appropriate to pursue given the Company’s current business plan.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Basis of Presentation

The accompanying unaudited condensed financial statements of Spine Pain Management, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2009 Annual Report as filed on Form 10K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

The Company did not file federal and applicable state income tax returns for the years ended December 31, 2009 and 2008, respectively, and prior. Although the Company is incurring losses since its inception, the Company is obligated to file income tax returns for compliance with IRS regulations and that of applicable state jurisdictions. Management believes that the Company will not incur significant penalty and interest for non-filing of federal and state income tax returns, as well as, federal and state income tax liabilities, as applicable, for the years ended December 31, 2009 and 2008, respectively, and prior considering its loss making history since inception. The Company is still in the process of determining the amount of net taxable operating losses eligible to be carried forward for federal and applicable state income tax purposes for the years ended December 31, 2009 and 2008, respectively, and prior. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2009 and 2008, respectively. Management believes that this will not have a material adverse impact on the Company’s financial position, its results of operations and its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

Reclassification

Certain reclassifications have been made to conform with prior period’s financial information to the current presentation.

Accounting Standard Updates

In June 2009, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

Consolidations:  In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

Accounting for Transfers of Financial Assets:  In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

NOTE 4.  RECEIVABLE FROM FORMER RELATED PARTY

During the year ended December 31, 2007, the Company made advances totaling $17,169 to its former chief executive officer. This receivable was non-interest bearing and due on demand. This receivable was considered uncollectible for the year ended December 31, 2009. The entire amount had been written down and reflected in the statement of operations as part of the write off of accounts payable for the year ended December 31, 2009.

NOTE 5.  ACCOUNTS PAYABLE

During the year ended December 31, 2009, the Company determined and analyzed that certain balances in accounts payable were older than five years, with no direct contact with respective vendors to whom the Company owed approximately $374,000. For the year ended December 31, 2009, the Company had written back $374,000 as other income towards old liabilities no longer payable through a resolution of the board of directors. This adjustment to accounts payable was reflected in the statements of operations as other income for the year ended December 31, 2009.

NOTE 6.  NOTES PAYABLE

Notes payable consist of:

	March 31,	December 31,
	2010	2009

Note payable to an individual, due on demand, secured by all assets and revenues of the Company	$9,334	$9,334
Note payable to a company, due on demand, secured by all assets and revenues of the Company	1,983	1,983
Total	$11,317	$11,317

NOTE 7.  DUE TO FORMER OFFICERS AND DIRECTORS

Due to former related parties consists of:

	March 31,	December 31,
	2010	2009

Due to former chief executive officer, non-interest bearing, due on demand	$4,237	$4,237
Due to former chief accounting officer, non-interest bearing, due on demand	51,779	51,779
Total	$56,016	$56,016

NOTE 8.  DUE TO RELATED PARTIES

Due to related parties consists of:

	March 31,	December 31,
	2010	2009

Due to chief executive officer, non-interest bearing, due on demand, used in working capital	$317,699	$269,295
Total	$317,699	$269,295

NOTE 9. RELATED PARTY TRANSACTIONS

Medical Services Agreement

In August 2009, the Company entered into a medical services agreement (the “Agreement”) with Northshore Orthopedics, Assoc. ("NSO") to open its first spine injury treatment center in Houston, Texas. Pursuant to the terms of the Agreement, NSO will operate as an independent contractor for the Company to provide medical diagnostic services for evaluation and treatment of patients with spine injuries at pre-determined and pre-negotiated rate per patient.  NSO will be deemed for all purposes an independent contractor and not an employee, agent, joint venturer or partner of the Company.  NSO will be responsible for its own taxes associated with its performance of the services and receipt of payments pursuant to this Agreement. The Agreement has a term of three years, and thereafter will automatically renew for another three years at the discretion of involved parties.  During the three months ended March 31, 2010, the Company had a balance of $318,700 payable towards NSO’s costs incurred by the Company’s Chief Executive Officer, William Donovan, M.D., which is included as cost of sales in the accompanying statements of operations. NSO is owned by Dr. Donovan.

In-kind Contributions

Since August, 2009; the Company maintains its office at: 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 450 square feet and is currently provided to the Company at no cost by Dr. William Donovan, the Company’s Director and Chief Executive Officer. As a result, the Company has recognized in-kind contributions of $1,500 as other income and related rental expense of $1,500 as general and administration expenses in the accompanying statement of operations for the quarter ending March 31, 2010 (none in same quarter ended in 2009).

NOTE 10. COMMON STOCK

Stock Issuances

The Company did not have any stock issuances for the quarter ending March 31, 2010.

In February, 2009, the Company issued 2,100,000 shares of Company common stock to various individuals, including certain directors, officers and stockholders, for services and compensation valued at approximately $544,000.

Pursuant to a Stock Exchange Agreement dated February, 2009, the Company acquired the website and proprietary methodologies of One Source Plaintiff Funding, Inc. in exchange for 900,000 shares of its common stock valued at $225,000.

On December 28, 2009, the Company issued 500,000 restricted shares of common stock to William Donovan, M.D., the Company’s Chief Executive Officer, for the conversion of $349,400 of outstanding debt owed by the Company to Dr. Donovan.

NOTE 11.  INCOME TAXES

The Company has not made provision for income taxes for the three month period ended March 31, 2010 and in the years ended December 31, 2009 and 2008, respectively, since the Company has incurred net operating losses in these periods.

Deferred income tax assets consist of:

	March 31, 2010	December 31, 2009
Net operating loss carryforwards	$2,627,400	$2,765,900
Less valuation allowance	(2,627,400)	(2,765,900)
Deferred income tax assets, net	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. .Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $2,627,400 and $2,765,900 attributable to the future utilization of the approximately $6,737,000 and $7,092,000 in eligible net operating loss carryforwards as of March 31, 2010 and December 31, 2009, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2029.

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

In November 2009, the Company filed a lawsuit against Brian Koslow and David Waltzer in Harris County District Court.  The lawsuit was removed to the District Court for the Southern District of Texas.  The lawsuit relates to the transactions the Company entered into with Messrs. Koslow and Waltzer to acquire the website and proprietary methodologies of One Source, as described in more detail in “Item 1” of this report.  In the suit, the Company alleges that Messrs. Koslow and Waltzer (a) breached an agreement to rescind the One Source acquisition, (b) made fraudulent representations to the Company to induce them to enter into the One Source acquisition, (c) will be unjustly enriched if the One Source acquisition is not rescinded, and (d) breached a fiduciary duty owed to the Company.  Messrs. Koslow and Waltzer answered the Original Petition and asserted counterclaims against the Company for breach of contract and fraud.  The parties mediated the lawsuit on April 16, 2010.  During the mediation, the parties entered into a hand-written agreement for settlement of the lawsuit.  This agreement provides that (1) the Company will transfer to Messrs. Koslow and Waltzer the 1,000 shares of common stock of One Source Plaintiff Funding, Inc. and an aggregate of 200,000 options to purchase common stock of the Company at an exercise price of $1.00 per share for a term of three years, (2) Messrs Koslow and Waltzer will transfer to the Company an aggregate of 625,000 shares of common stock of the Company (thereby Messrs Koslow and Waltzer will retain an aggregate of 375,000 shares of common stock), (3) Messrs. Koslow and Waltzer will enter into a Lock Up/Leak Out Agreement whereby they can sell no more than an aggregate of 11,250 shares of common stock of the Company during any calendar month, and (4) all parties to the lawsuit will mutually release each other from all claims of liability.  The parties are currently in the process of drafting and finalizing documentation reflecting the agreed settlement.

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

None.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in this Form 10-Q.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-Q are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished.

Management Overview

At the end of 2008, the Company launched its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, the Company’s main focus will be on the expansion and development of spine testing centers and/or business relationships with subcontractors owning such facilities as needed by spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

Results of Operations

The Company recorded approximately $1,450,000 in service revenues for the quarter ended March 31, 2010 and no revenue in the same period in 2009.  This increase is attributable to revenues generated from the Company’s spine injury treatment center in Houston, Texas, which center was not open in the quarter ended March 31, 2009.  The Company’s spine injury treatment center in Houston opened in August 2009.

Service cost was approximately $319,000 for the quarter ended March 31, 1010 compared to none in the same period in 2009.  This increase is also attributable to revenues generated from the Company’s spine injury treatment center in Houston, Texas.

During the three month period ended March 31, 2010, the Company’s operations focused on developing its spine injury treatment management business and operating its spine injury treatment center in Houston, Texas.  Alternatively, during the three month period ended March 31, 2009, the Company’s operations were limited to initial planning of the Company’s current business and preparation for the opening of its first spine injury treatment center.

Expenses

Operating expenses for the three months ended March 31, 2010, were approximately $780,000 as compared to approximately $657,000 for the same period in 2009. The increase in operating expenses was primarily the result of the increase in filing costs, legal and professional fees, and allowance for doubtful accounts for the quarter ended March 31, 2010.

During the three months ended March 31, 2010, the Company incurred approximately $231,000 of general and administration expenses as compared to approximately $657,000 for the same period in 2009.  The $231,000 of general and administrative expenses incurred during the three months ended March 31, 2010 includes direct charge offs of uncollectable accounts of approximately $147,000.  There was no direct charge off expense recorded in the same period in 2009.  In the three months ended March 31, 2010, allowance for doubtful accounts of approximately $548,000 was recorded. There was no allowance for doubtful accounts recorded in the same period in 2009.  For the three months ended March 31, 2009, there was approximately $519,000 of stock based compensation recorded as general and administrative expenses.  There was no stock based compensation recorded for the three months ended March 31, 2010.

Net Income / (Loss)

Net Income for the three months ended March 31, 2010 was approximately $355,000 compared to a net loss of approximately $657,000 for the same period in 2009, an improvement of approximately $1.0 million. For the three months ended March 31, 2010, we had additional non-cash expense of approximately $548,000 towards allowance for doubtful debts and bad debts write-off of approximately $147,000. There was no allowance for doubtful debts or bad debts write-off in the same period of 2009.

Liquidity and Capital Resources (Revise based on 2009 cash flows)

For the three months ended March 31, 2010, cash used in operations was approximately $59,000, which primarily included an increase in accounts receivable of approximately $1.3 million, partially offset by a reserve for uncollectible accounts receivable of approximately $548,000, net income of approximately $355,000 from operations, and the increase to accounts payable and accrued liabilities of approximately $288,000.  For the same period in 2009, cash used in operations was approximately $53,000, which primarily included a net loss of approximately $657,000, offset in part by an increase in accounts payable and accrued liabilities of approximately $66,000 and the issuance of common stock for consulting services and stock based compensation of approximately $538,000.

There was no cash provided or used in investing activities for the quarters ended March 31, 2010 and 2009.

Cash provided by financing activities totaled approximately $48,000 for the quarter ended March 31, 2010, representing the amounts advanced by a related party. For the same period in 2009, cash provided by financing activities totaled approximately $53,000, also representing advances by a related party.

ITEM 4.   CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have also indicated that there were no changes in our internal controls over financial reporting or other factors that could significantly affect such controls during the period covered by this report, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In November 2009, the Company filed a lawsuit against Brian Koslow and David Waltzer in Harris County District Court.  The lawsuit was removed to the District Court for the Southern District of Texas.  The lawsuit relates to the transactions the Company entered into with Messrs. Koslow and Waltzer to acquire the website and proprietary methodologies of One Source, as described in more detail in “Item 1” of this report.  In the suit, the Company alleges that Messrs. Koslow and Waltzer (a) breached an agreement to rescind the One Source acquisition, (b) made fraudulent representations to the Company to induce them to enter into the One Source acquisition, (c) will be unjustly enriched if the One Source acquisition is not rescinded, and (d) breached a fiduciary duty owed to the Company.  Messrs. Koslow and Waltzer answered the Original Petition and asserted counterclaims against the Company for breach of contract and fraud.  The parties mediated the lawsuit on April 16, 2010.  During the mediation, the parties entered into a hand-written agreement for settlement of the lawsuit.  This agreement provides that (1) the Company will transfer to Messrs. Koslow and Waltzer the 1,000 shares of common stock of One Source Plaintiff Funding, Inc. and an aggregate of 200,000 options to purchase common stock of the Company at an exercise price of $1.00 per share for a term of three years, (2) Messrs Koslow and Waltzer will transfer to the Company an aggregate of 625,000 shares of common stock of the Company (thereby Messrs Koslow and Waltzer will retain an aggregate of 375,000 shares of common stock), (3) Messrs. Koslow and Waltzer will enter into a Lock Up/Leak Out Agreement whereby they can sell no more than an aggregate of 11,250 shares of common stock of the Company during any calendar month, and (4) all parties to the lawsuit will mutually release each other from all claims of liability.  The parties are currently in the process of drafting and finalizing documentation reflecting the agreed settlement.

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

ITEM 6. EXHIBITS

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
31(i)
Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)
Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
32(ii)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

* Incorporated by reference from previous filings of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spine Pain Management, Inc.

Date: May 12, 2010	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer and Principal Accounting Officer