Form 10-Q
period 2010-06-30
Spine Pain Management, Inc
filed 2010-08-16
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010.

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
Yes  ☐    No  ☒

As of August 11, 2010, the registrant had 17,603,396 shares of common stock, $0.001 par value (the only class of voting stock), issued and outstanding.

SPINE PAIN MANAGEMENT, INC.
(Formerly “VERSA CARD, INC.”)

FORM 10-Q

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$13,639	$32,789
Account receivable, net	1,988,507	508,499
Total current assets	2,002,146	541,288

TOTAL ASSETS	$2,002,146	$541,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$859,237	$475,138
Notes payable	11,317	11,317
Due to former officers and directors	56,016	56,016
Due to related party	310,699	269,295
Total current liabilities	1,237,269	811,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 50,000,000 shares
authorized; 17,403,396 and 16,867,682 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively and 50,000 issuable at June 30, 2010.	17,453	16,868
Additional paid-in capital	15,126,767	14,717,352
Accumulated deficit	(14,379,343)	(15,004,698)

Total stockholders’ equity (deficit)	764,877	(270,478)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,002,146	$541,288

See accompanying notes to the condensed financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

REVENUE	$1,732,126	$-	$3,184,259	$-

COST OF SALES
Service costs	368,400	-	687,100	-

GROSS PROFIT	1,363,726	-	2,497,159	-

OPERATING EXPENSES
General and administrative expenses	$297,738	394,029	382,178	1,050,903
Bad and Doubtful Debts expense	799,246	-	1,494,616	-

Total Operating Expenses	1,096,984	394,029	1,876,794	1,050,903

NET INCOME (LOSS) FROM OPERATIONS	266,742	(394,029)	620,365	(1,050,903)

Other income	3,490	-	4,990	-

NET INCOME (LOSS)	$270,232	$(394,029)	$625,355	$(1,050,903)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$0.02	$(0.02)	$0.04	$(0.07)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	17,118,467	16,317,682	16,993,767	15,356,356

See accompanying notes to the condensed financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$625,355	$(1,050,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad and Doubtful Debts expense	1,494,616	-
Issuance of common stock towards payable to NSO (see Note 7)	200,000	-
Issuance of common stock for consulting services and stock based compensation	210,000	544,000
Issuance of common stock towards acquisition of intangible assets	-	225,000
Changes in assets and liabilities:
Accounts receivable	(2,974,625)	-
Accounts payable and accrued liabilities	384,100	118,182
Due to related parties	41,404	163,721
Net cash used in operating activities	(19,150)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	-	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,150)	-

BEGINNING OF PERIOD	32,789	-
END OF PERIOD	$13,639	$-

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Issuance of common stock towards payable to NSO	$200,000	$-
Issuance of common stock towards consulting services and stock based compensation	$210,000	$-

Acquisition of intangible assets	$-	$(225,000)
Issuance of common stock towards acquisition of intangible assets	-	225,000
	$-	$-

See accompanying notes to the condensed financial statements

PART I

SPINE PAIN MANAGEMENT, INC., (Formerly “Versa Card, Inc.”)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

Commencing in the fourth quarter of 2007, the Company focused on consummating a transaction with a smartcard / e-purse company, First Versatile Smartcard Solutions Corporation (“FVS”), and put on hold the development of its web portal for the Company’s MangaPets business. In November 2007, the Company entered into an agreement to merge with FVS, and subsequently in April 2008, the transaction was restructured as a stock purchase agreement.   Based on various factors, the acquisition of FVS did not meet the expectations of the Company or FVS, and on December 30, 2008 the Company entered into a Mutual Release and Settlement Agreement to effectively rescind the transactions effected by the FVS acquisition agreements.

At the end of December 2008, the Company began moving forward to launch its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. In connection with this business plan, in February, 2009, the Company acquired the website and propriety methodologies of One Source Plaintiff Funding, Inc. (“One Source”), a Florida corporation, which the Company planned to use in the business of “lawsuit funding”.  Based on several factors, however, the Company decided in July 2009 not to enter the business of lawsuit funding (as described in more detail below in Note 2, “Change in Business”), and focus solely on assisting healthcare providers in providing necessary and appropriate treatment for patients with spine injuries.

In August 2009, the Company opened its first spine injury treatment center in Houston, Texas.  On June 19, 2010, the Company opened a new Spine Diagnostic Center in McAllen, Texas. This new center facilitates medical spine injection procedures to patients from the lower Rio Grand Valley, including the cities of Harlingen, Brownsville and Edinburg, Texas.  Like the Company’s Houston facility, the McAllen center uses a fellowship trained pain doctor to provide spine diagnostic injections, with assistance from Emergency Medical Transit and specialized radiological personnel.  The Company is also currently evaluating the development of additional spine injury treatment centers in Texas and across the United States.

Spine Pain Management is a medical marketing, management and billing and collection company facilitating treatment for patients who have sustained spine injuries resulting from automobile and work-related accidents. The Company’s mission is to deliver turnkey solutions to spine surgeons, orthopedic surgeons and other health care providers for necessary and appropriate treatment for spine related injuries. The goal of the Company is to become a leader in providing care management services to spine surgeons and orthopedic surgeons to facilitate proper treatment of their injured clients. By providing early treatment, the Company believes that spine injuries can be managed, and injured victims can be quickly placed on the road to recovery. The Company believes its advocacy will be rewarding to patients who obtain needed relief from painful conditions. The Company provides a care management program that advocates for the injured victims by moving treatment forward to conclusion without the delay and hindrance of the legal process.

GOING CONCERN

The Company has a history of recurring losses from operations and has an accumulated deficit of approximately $14.4 million as of June 30, 2010.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. Considering the nature of the business, the Company is not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund its planned operations and strategic business plan through December 31, 2010; therefore, it is actively seeking additional debt or equity financing. There can be no assurances that there will be adequate financing available to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On February 28, 2009, in connection with the launch of its new spine pain injury treatment business segment, the Company entered into an agreement with Brian Koslow and David Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”). The agreement provided for the Company to acquire the website and proprietary methodologies of One Source in exchange for 900,000 shares of the Company’s common stock. One Source’s website and proprietary methodologies were designed for the business of "lawsuit funding" for plaintiff personal injury cases.  In connection with the One Source transaction, the Company entered into employment agreements with Mr. Koslow and Mr. Waltzer, the founders of One Source, with Mr. Koslow being appointed as Executive Vice President of Business Development of the Company.  With the assistance of Messrs. Koslow and Waltzer, the Company planned to further develop One Source’s website and proprietary methodologies so that the Company could enter the business of lawsuit funding.  In July 2009, however, Mr. Koslow and Mr. Waltzer unexpectedly resigned from the Company.  With the resignations of Messrs. Koslow and Waltzer, the Company realized it would be unable to use the proprietary methodology of One Source and has decided not to enter the business of lawsuit funding, focusing instead on its spine pain injury treatment business.  Accordingly, the Company will have no use for the website and proprietary methodologies of One Source.  Upon an evaluation of the expected life of the acquired One Source assets in the amount of approximately $231,000, it was decided at December 31, 2009 that these assets had no value, and the acquired cost of the impaired assets have been written off and recorded in the Company’s statement of operations for the year ended December 31, 2009.  The Company also filed a lawsuit against Messrs. Koslow and Waltzer, which was recently resolved through a settlement agreement, as described in Note 12, “Commitments and Contingencies.”

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Basis of Presentation

The accompanying unaudited condensed financial statements of Spine Pain Management, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2009 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when treatment(s) are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the treatments are provided and are based upon the type and extent of the services rendered.  The Company’s credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to the Company by a third party. Due to the Company’s relatively recent entry into this area of operations, collection is averaging over 220 days. However, management believes that the number of days outstanding on the collections will be reduced in the near future.

The Company maintains an allowance for doubtful accounts based on nature of its business, collection trends, current economic conditions, the composition of its accounts receivable aging, and the assessment of probable loss related to uncollectible accounts receivable. The Company recorded an allowance towards doubtful accounts in the amount of approximately $1,627,000 and $442,000 at June 30, 2010 and December 31, 2009, respectively.

Bad and doubtful debts expense is presented net of bad debt recoveries in the accompanying statements of operations.

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

The Company did not file federal and applicable state income tax returns for the years ended December 31, 2009, 2008 and 2007, respectively. Although the Company has incurred losses since its inception, the Company is obligated to file income tax returns for compliance with IRS regulations and that of applicable state jurisdictions. The Company anticipates filing tax returns for the years ended December 31, 2009, 2008 and 2007 within 30 days of this report.  Management believes that the Company will not incur significant penalty and interest for non-filing of federal and state income tax returns, as well as, federal and state income tax liabilities, as applicable, for the years ended December 31, 2009, 2008 and 2007, respectively, considering its loss making history since inception. The Company is still in the process of determining the amount of net taxable operating losses eligible to be carried forward for federal and applicable state income tax purposes for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2009 and 2008, respectively.

Although the Company has net income from operations of $625,355 for the six months ended June 30, 2010, management believes that no provision for federal and state income taxes is considered necessary for the six months ended June 30, 2010 as the company has a benefit of significant net operating losses carried forward from prior years. Management also determined that any amounts payable in the form of federal and state income tax liabilities including resultant penalties and interest, will not have a material impact on the Company’s financial position, its results of operations and its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

Reclassification - Certain prior period amounts have been reclassified to conform to current period presentations.

Accounting Standard Updates

In October 2009, the FASB has published Accounting Standard Updates (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other ASUs that are effective after June 30, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 4.  NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2010	2009

Note payable to an individual	$9,334	$9,334
Note payable to a company	1,983	1,983
Total	$11,317	$11,317

The aforesaid notes are secured by all assets of the Company, due on demand and do not follow any specific repayment schedule. These notes have been placed on non-interest accrual status effective January 1, 2010 as amount due under these notes have not been claimed by third parties for a considerable period of time.

NOTE 5. DUE TO FORMER OFFICERS AND DIRECTORS

Due to former related parties consist of:

	June 30,	December 31,
	2010	2009

Due to former chief executive officer	$4,237	$4,237
Due to former chief accounting officer	51,779	51,779
Total	$56,016	$56,016

Amounts due to former related parties are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

NOTE 6.  DUE TO RELATED PARTIES

Due to related parties consists of:

	June 30,	December 31,
	2010	2009

Due to chief executive officer	$310,699	$269,295
Total	$310,699	$269,295

Amounts due to Chief Executive Officer are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms. The Company used the amount financed for meeting with its working capital requirements.

NOTE 7. RELATED PARTY TRANSACTIONS

Medical Services Agreement

In August 2009, the Company entered into a medical services agreement (the “Agreement”) with Northshore Orthopedics, Assoc. ("NSO") to open its first spine injury treatment center in Houston, Texas. Pursuant to the terms of the Agreement, NSO will operate as an independent contractor for the Company to provide medical diagnostic services for evaluation and treatment of patients with spine injuries at pre-determined and pre-negotiated rate per patient.  NSO will be deemed for all purposes an independent contractor and not an employee, agent, joint venturer or partner of the Company.  NSO will be responsible for its own taxes associated with its performance of the services and receipt of payments pursuant to this Agreement. The Agreement has a term of three years, and thereafter will automatically renew for another three years at the discretion of involved parties.  During 2010, the Company incurred $640,900 towards NSO’s costs which is included as cost of sales in the accompanying statement of operations. As of June 30, 2010, the Company had a balance of $440,900 payable towards NSO’s costs for providing medical diagnostic services relative to spine injuries which is included as accounts payable and accrued liabilities in the accompanying balance sheets. On May 25, 2010, the Company issued 285,714 shares of common stock valued at $0.70 per share totaling approximately $200,000 towards partial payment of amounts due to NSO. NSO is owned by Dr. William Donovan, Chief Executive Officer of the Company.

In-kind Contributions

Since August, 2009, the Company maintains its office at: 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 450 square feet and is currently provided to the Company at no cost by Dr. William Donovan, the Company’s Director and Chief Executive Officer. As a result, the Company has recognized in-kind contributions of $3,000 as other income and related rental expense of $3,000 as general and administration expenses in the accompanying statement of operations for the six months ended June 30, 2010 (none in June 30, 2009).

NOTE 8. COMMON STOCK

Stock Issuances

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

On May 11, 2010, The Company approved and authorized the issuance to John Talamas 50,000 shares of common stock at $0.70 per share valued at $35,000, towards his services as the Chief Operating Officer.

On May 13, 2010, the Company issued 250,000 restricted shares of common stock to Richard Specht, a Director of the Company, at $0.70 per share valued at $175,000 as consideration for serving on the Board of Directors.

On May 25, 2010, the Company issued 285,714 restricted shares of common stock to William Donovan, M.D., the Company’s Chief Executive Officer, for the conversion of $200,000 of outstanding amounts owed by the Company to NSO (see Note 7).

NOTE 9.  INCOME TAXES

The Company has not made provision for income taxes for the six-month period ended June 30, 2010 and in the years ended December 31, 2009 and 2008, respectively, since the Company has incurred net operating losses in these periods.

Deferred income tax assets consist of:

	June 30, 2010	December 31, 2009
Net operating loss carryforwards	$2,431,700	$2,675,400
Less valuation allowance	$(2,431,700)	$(2,675,400)
Deferred income tax assets, net	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset.  Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $2,431,700 and $2,675,400 attributable to the future utilization of the approximately $6,235,000 and $6,860,000 in eligible net operating loss carryforwards as of June 30, 2010 and December 31, 2009, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2029.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited.

As the Company has not filed federal and applicable state income tax returns for the years ended December 31, 2009, 2008 and 2007, respectively, it is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of December 31, 2009 and 2008, respectively. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2009 and 2008, respectively, and has not recognized interest and/or penalties in the accompanying statements of operations for the years ended December 31, 2009 and 2008, respectively. However, management of the Company believes that non-filing of federal and applicable state income tax returns will not have a significant impact on the Company’s financial position, its results of operations and cash flows considering continued operating losses since inception.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

On June 22, 2010, the Company filed a lawsuit against HSC Holdings, LLC (“HSC”) and Ilona Alexis Mandelbaum.  The Company had previously executed certain consulting agreements with HSC providing for the Company to engage HSC as a consultant to provide certain business services.  In the lawsuit, the Company alleges that (a) defendants made certain material misrepresentations to the Company, thereby fraudulently inducing the Company to enter into the consulting agreements, and (b) in the alternative, the defendants breached the consulting agreements.  The Company also seeks a declaratory judgment from the Court regarding certain communications the Company had with the defendants for a mutually agreed upon resolution of this dispute.  The defendants have not yet filed an answer to the Company’s complaint.  The case is still pending in District Court.  The Company strongly believes the facts support its case against the defendants.  There can be no assurance, however, that the outcome of this case will be favorable to the Company.

On January 19, 2010, James McKay and Celebrity Foods, Inc. (“CFI”) filed a lawsuit against the Company and Dr. William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, Plaintiffs contacted the Company’s transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from the Company in connection with a stock purchase agreement.  The Company subsequently requested that the transfer agent place a stop transfer order on the shares.  Plaintiffs allege the Company’s actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  The Company filed a motion to dismiss on April 16, 2010.  The case is still pending in District Court.  We believe the case is without merit and are vigorously fighting the lawsuit. There can be, however, no assurance that the outcome of this case will be favorable to the Company.

In November 2009, the Company filed a lawsuit against Brian Koslow and David Waltzer in Harris County District Court.  The lawsuit was removed to the District Court for the Southern District of Texas.  The lawsuit relates to the transactions the Company entered into with Messrs. Koslow and Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc.  In the suit, the Company alleges that Messrs. Koslow and Waltzer (a) breached an agreement to rescind the One Source acquisition, (b) made fraudulent representations to the Company to induce them to enter into the One Source acquisition, (c) will be unjustly enriched if the One Source acquisition is not rescinded, and (d) breached a fiduciary duty owed to the Company.  Messrs. Koslow and Waltzer answered the Original Petition and asserted counterclaims against the Company for breach of contract and fraud.  The parties mediated the lawsuit on April 16, 2010.  During the mediation, the parties entered into a preliminary hand-written agreement for settlement of the lawsuit.  In August 2010, the parties entered into a definitive settlement agreement.  This agreement provides that (1) the Company will transfer to Messrs. Koslow and Waltzer the 1,000 shares of common stock of One Source Plaintiff Funding, Inc. and an aggregate of 200,000 options to purchase common stock of the Company at an exercise price of $1.00 per share for a term of three years, (2) Messrs Koslow and Waltzer will transfer to the Company an aggregate of 625,000 shares of common stock of the Company (thereby Messrs Koslow and Waltzer will retain an aggregate of 375,000 shares of common stock), (3) Messrs. Koslow and Waltzer will enter into a Lock Up/Leak Out Agreement whereby they can sell no more than an aggregate of 11,250 shares of common stock of the Company during any calendar month, and (4) all parties to the lawsuit will mutually release each other from all claims of liability.  The Company anticipates filing the settlement agreement with the Court to have the case dismissed, as soon as possible.

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against the Company, William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc.  Plaintiffs claim that the Company issued 2,000,000 shares of stock as compensation for work performed on behalf of the Company.  On December 31, 2008, and again in early 2009, Plaintiffs sold some of their shares.  However, on February 10, 2009, the Company issued a stop transfer resolution preventing Plaintiffs from selling any of the remaining shares.  Plaintiffs claim the following causes of action: 1) breach of contract, stating that Defendants agreed to compensate Plaintiffs by tendering 2,000,000 shares of stock free and clear; 2) conversion, claiming Defendants wrongfully and without authority converted the common stock owned by Plaintiffs; 3) fraud and fraudulent inducement, claiming Defendants’ conduct constitutes legal fraud and deceit; 4) breach of fiduciary duty, claiming Defendants had a fiduciary relationship with Plaintiffs and owed them the utmost duty of good faith, fair dealing, loyalty and candor; 5) intentional Infliction of emotional distress, claiming Defendants’ conduct was extreme, outrageous, deliberate and intentional; 6) unjust enrichment, claiming that Defendants had no right to prevent Plaintiffs from selling the stock; and 7) declaratory judgment, seeking the Court to declare the common stock was proper and authorized.  Plaintiffs seek exemplary and punitive damages, as well as attorney fees.  The case is currently scheduled to go to trial in January 2011.  We believe the case is without merit and are vigorously fighting the lawsuit. There can be no assurance, however, that the outcome of this case will be favorable to the Company.

In March 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages and injunctive relief for various breaches of contract and securities violations. A default judgment was entered against the defendants on July 20, 2008. The default judgment was set aside and the case reopened on November 7, 2008. The Company believes all claims against it are without merit, and it will continue to vigorously defend itself against such claims. There is no assurance, however, that the matter can be settled on terms favorable to the Company.

NOTE 11.  SUBSEQUENT EVENTS

On July 13, 2010, the Company held its 2009 Annual Shareholders' meeting at the Company's home office in Houston, Texas. At the meeting, the Company’s shareholders approved the appointment of an auditor for the Company, re-election of the current two Directors and election of three new members to the Board of Directors. The three new Directors are:

Jerry Bratton, J.D., MBA, age 57 - Mr. Bratton has served as President of Bratton Steel, L.P. since 2006 and previously with Bratton Steel, Inc. (its predecessor) since 1991. Bratton Steel is a structural steel fabricating company. As President, Mr. Bratton has grown the company from a startup to a company that employs up to approximately 75 employees. He has significant experience in overseeing sales, estimating, project management and contracting. Mr. Bratton served as President of the Texas Structure Steel Institute from 2007 to 2008. He is also a member of the American Institute of Steel Construction. Mr. Bratton has business and investment background in medical software, personal medical information records storage, RFID security products and energy ventures. Mr. Bratton is a licensed attorney in the State of Texas and previously served as an assistant general counsel in the construction industry. Mr. Bratton earned a Juris Doctorate and Master of Business Administration degree from Texas Tech University in 1977.

Franklin A. Rose, M.D., age 58 - Dr. Rose is a Board Certified plastic and reconstructive surgeon. He has been in private practice since 1984 and currently has hospital affiliations in Houston, Texas with First Street Surgical Center, Woman's Hospital of Texas, Memorial Hermann Hospital-Northwest and Twelve Oaks Hospital. Dr. Rose is an experienced surgeon, well acquainted with various surgical and medical procedures. He has also been involved in investing with multiple micro-cap medical companies. Dr. Rose earned a Doctor of Medicine degree from the University of Colorado in 1977, and a Bachelor of Science degree from the University of Wisconsin, Madison in 1973. He is a member of the American Medical Association, the American Society of Plastic Surgeons, the Lipolysis Society of North America and the American Society of North America. He is also the attending plastic surgeon to The Texas Institute of Plastic Surgery.

John Bergeron, CPA, age 53 - Mr. Bergeron currently serves as President of Jolpeg Inc., a private firm that consults on financial matters in service industries, a position he has held since May 2008. Also since May 2008, he has worked as Controller of Christian Brothers Automotive Corporation, of which he also currently owns and operates a franchise. From May 2005 until May 2008, Mr. Bergeron served as Divisional Controller of Able Manufacturing, a division of NCI Group, Inc, where his responsibilities included financial reporting, budgeting and Sarbanes-Oxley Act compliance. Prior to that, Mr. Bergeron worked as controller of different internet companies and as an accounting manager for several other private firms. He has also worked as an auditor for Arthur Andersen. Mr. Bergeron has more than thirty years' experience in financial management and corporate development of manufacturing and service industry companies. He has extensive experience in financial reporting of public companies, risk management, business process re-engineering, structuring and implementing accounting procedures and internal control programs for Sarbanes-Oxley Act compliance. Mr. Bergeron is a Certified Public Accountant. He received a Bachelor of Business Administration in Accounting from Lamar University in 1979. He is also currently the President of the Montgomery County MUD #83.

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

Results of Operations

Comparison of the three month period ended June 30, 2010 with the three month period ended June 30, 2009.

The Company recorded approximately $1,732,000 in service revenues for the three months ended June 30, 2010 and no revenue in the same period in 2009.  This increase is attributable to revenues generated from the Company’s spine injury treatment centers in Houston and McAllen, Texas. The centers were not open in the quarter ended June 30, 2009. During the three month period ended June 30, 2009, the Company’s operations were limited to initial planning of the Company’s spine injury treatment business, preparing for the opening of its first spine injury treatment center and satisfying continuous public disclosure requirements. The Company’s spine injury treatment center in Houston opened in August 2009, and its center in McAllen opened in June 2010.

Service cost was approximately $368,000 for the three months ended June 30, 2010 compared to none in the same period in 2009.

During the three months ended June 30, 2010, the Company incurred approximately $298,000 of general and administration expenses as compared to approximately $394,000 for the same period in 2009.  Approximately $298,000 of general and administrative expenses incurred during the three months ended June 30, 2010 includes recurring general and administrative charges, as well as approximately $210,000 of stock based compensation recorded as general and administrative expenses.

The total operating expenses for the three months ended June 30, 2010 and 2009 were approximately $1,097,000 and $394,000, respectively, representing an increase of approximately $703,000 or 178.4%.  This increase is due primarily to allowance for doubtful accounts of approximately $799,000 for the three months ended June 30, 2010, which expense was not present for the same period ended June 30, 2009; offset in part by a decrease in stock based compensation. Total operating expenses for the three months ended June 30, 2009 were related to selling, general and administrative expenses.

As a result of the foregoing, we had a net income of approximately $270,200 for the three months ended June 30, 2010, compared to a net loss of approximately $394,000 for the three months ended June 30, 2009, a change of  $664,200 or 168.6%.

Comparison of the six month period ended June 30, 2010 with the six month period ended June 30, 2009.

The Company recorded approximately $3,184,300 in service revenues for the six months ended June 30, 2010 and no revenue in the same period in 2009.  This increase is attributable to revenues generated from the Company’s spine injury treatment centers in Houston and McAllen, Texas. The centers were not open for the six months ended June 30, 2009. During the six month period ended June 30, 2009, the Company’s operations were limited to initial planning of the Company’s spine injury treatment business, preparing for the opening of its first spine injury treatment center and satisfying continuous public disclosure requirements.

Service cost was approximately $687,000 for the six months ended June 30, 2010 compared to none in the same period in 2009.

During the six months ended June 30, 2010, the Company incurred approximately $382,200 of general and administration expenses as compared to approximately $1.1 million for the same period in 2009.  The $382,200 of general and administrative expenses incurred during the six months ended June 30, 2010 includes recurring general and administrative charges, as well as approximately $210,000 of stock based compensation recorded as general and administrative expenses. For the six months ended June 30, 2009, there was approximately $769,000 of stock based compensation recorded as well as approximately $282,000 towards legal settlement and other expenses included as general and administrative expenses.

The total operating expenses for the six months ended June 30, 2010 and 2009 were approximately $1,876,800 and $1,051,000 respectively, representing an increase of approximately $825,800 or 78.6%.  This increase is due primarily to allowance for doubtful accounts of approximately $1.5 million for the six months ended June 30, 2010, which expense was not present for the same period ended June 30, 2009, offset by a decrease in stock based compensation and other general and administrative expenses from the same period in 2009.

As a result of the foregoing, we incurred a net income of $625,355 for the six months ended June 30, 2010, compared to a net loss of $1,050,903 for the six months ended June 30, 2009, a change of  $1,676,258 or 159.5%.

Liquidity and Capital Resources

For the six months ended June 30, 2010, cash used in operations was $19,150, which primarily included an increase in accounts receivable of approximately $3.0 million; partially offset by an increase in amounts due to related parties of approximately $41,400 and an increase to accounts payable and accrued liabilities of $384,000, an allowance for doubtful accounts of approximately $1.5 million, issuance of common stock towards payable to NSO of $200,000, issuance of common stock for consulting services and stock based compensation of $210,000 and net income of approximately $625,400 from operations.  For the same period in 2009, net cash used in operating activities was $0, due primarily to a net loss of approximately $1.1 million, offset by costs of issuing common stock for consulting services, stock based compensation & acquisition of intangible assets of $769,000, an increase in amounts due to related parties of $163,721 and an increase in accounts payable and accrued liabilities of approximately $118,000.

There was no cash provided or used in investing and financing activities for the six months ended June 30, 2010 or 2009.

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

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 22, 2010, the Company filed a lawsuit against HSC Holdings, LLC (“HSC”) and Ilona Alexis Mandelbaum.  The Company had previously executed certain consulting agreements with HSC providing for the Company to engage HSC as a consultant to provide certain business services.  In the lawsuit, the Company alleges that (a) defendants made certain material misrepresentations to the Company, thereby fraudulently inducing the Company to enter into the consulting agreements, and (b) in the alternative, the defendants breached the consulting agreements.  The Company also seeks a declaratory judgment from the Court regarding certain communications the Company had with the defendants for a mutually agreed upon resolution of this dispute.  The defendants have not yet filed an answer to the Company’s complaint.  The case is still pending in District Court.  The Company strongly believes the facts support its case against the defendants.  There can be no assurance, however, that the outcome of this case will be favorable to the Company.

On January 19, 2010, James McKay and Celebrity Foods, Inc. (“CFI”) filed a lawsuit against the Company and Dr. William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, Plaintiffs contacted the Company’s transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from the Company in connection with a stock purchase agreement.  The Company subsequently requested that the transfer agent place a stop transfer order on the shares.  Plaintiffs allege the Company’s actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  The Company filed a motion to dismiss on April 16, 2010.  The case is still pending in District Court.  We believe the case is without merit and are vigorously fighting the lawsuit. There can be, however, no assurance that the outcome of this case will be favorable to the Company.

In November 2009, the Company filed a lawsuit against Brian Koslow and David Waltzer in Harris County District Court.  The lawsuit was removed to the District Court for the Southern District of Texas.  The lawsuit relates to the transactions the Company entered into with Messrs. Koslow and Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc.  In the suit, the Company alleges that Messrs. Koslow and Waltzer (a) breached an agreement to rescind the One Source acquisition, (b) made fraudulent representations to the Company to induce them to enter into the One Source acquisition, (c) will be unjustly enriched if the One Source acquisition is not rescinded, and (d) breached a fiduciary duty owed to the Company.  Messrs. Koslow and Waltzer answered the Original Petition and asserted counterclaims against the Company for breach of contract and fraud.  The parties mediated the lawsuit on April 16, 2010.  During the mediation, the parties entered into a preliminary hand-written agreement for settlement of the lawsuit.  In August 2010, the parties entered into a definitive settlement agreement.  This agreement provides that (1) the Company will transfer to Messrs. Koslow and Waltzer the 1,000 shares of common stock of One Source Plaintiff Funding, Inc. and an aggregate of 200,000 options to purchase common stock of the Company at an exercise price of $1.00 per share for a term of three years, (2) Messrs Koslow and Waltzer will transfer to the Company an aggregate of 625,000 shares of common stock of the Company (thereby Messrs Koslow and Waltzer will retain an aggregate of 375,000 shares of common stock), (3) Messrs. Koslow and Waltzer will enter into a Lock Up/Leak Out Agreement whereby they can sell no more than an aggregate of 11,250 shares of common stock of the Company during any calendar month, and (4) all parties to the lawsuit will mutually release each other from all claims of liability.  The Company anticipates filing the settlement agreement with the Court to have the case dismissed, as soon as possible.

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against the Company, William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc.  Plaintiffs claim that the Company issued 2,000,000 shares of stock as compensation for work performed on behalf of the Company.  On December 31, 2008, and again in early 2009, Plaintiffs sold some of their shares.  However, on February 10, 2009, the Company issued a stop transfer resolution preventing Plaintiffs from selling any of the remaining shares.  Plaintiffs claim the following causes of action: 1) breach of contract, stating that Defendants agreed to compensate Plaintiffs by tendering 2,000,000 shares of stock free and clear; 2) conversion, claiming Defendants wrongfully and without authority converted the common stock owned by Plaintiffs; 3) fraud and fraudulent inducement, claiming Defendants’ conduct constitutes legal fraud and deceit; 4) breach of fiduciary duty, claiming Defendants had a fiduciary relationship with Plaintiffs and owed them the utmost duty of good faith, fair dealing, loyalty and candor; 5) intentional Infliction of emotional distress, claiming Defendants’ conduct was extreme, outrageous, deliberate and intentional; 6) unjust enrichment, claiming that Defendants had no right to prevent Plaintiffs from selling the stock; and 7) declaratory judgment, seeking the Court to declare the common stock was proper and authorized.  Plaintiffs seek exemplary and punitive damages, as well as attorney fees.  The case is currently scheduled to go to trial in January 2011.  We believe the case is without merit and are vigorously fighting the lawsuit. There can be no assurance, however, that the outcome of this case will be favorable to the Company.

In March 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, -Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc. The suit was filed in The United States District Court, Middle District of Florida and requests damages and injunctive relief for various breaches of contract and securities violations. A default judgment was entered against the defendants on July 20, 2008. The default judgment was set aside and the case reopened on November 7, 2008. The Company believes all claims against it are without merit, and it will continue to vigorously defend itself against such claims. There is no assurance, however, that the matter can be settled on terms favorable to the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2010, the Company approved and authorized the issuance to John Talamas, the Company’s Chief Operating Officer, of 50,000 shares of restricted common stock as consideration for serving as an executive officer.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The offer and sale of the shares was made exclusively to an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D) in an offer and sale not involving a public offering.  The holder of the shares purchased the securities for his own account and not with a view towards or for resale. There was no general solicitation or advertising conducted in connection with the sale of the securities.

On May 11, 2010, the Company approved and authorized the issuance to Richard Specht, a  Director of the Company, of 250,000 shares of restricted common stock as consideration for serving on the Board of Directors.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The offer and sale of the shares was made exclusively to an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D) in an offer and sale not involving a public offering.  The holder of the shares purchased the securities for his own account and not with a view towards or for resale. There was no general solicitation or advertising conducted in connection with the sale of the securities.

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

Spine Pain Management, Inc.

Date: August 16, 2010	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer and Principal Financial Officer