Form 10-Q
period 2010-09-30
Spine Pain Management, Inc
filed 2010-11-15
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2010.

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

As of November 3, 2010, the registrant had 17,378,396 shares of common stock, $0.001 par value (the only class of voting stock), issued and outstanding.

SPINE PAIN MANAGEMENT, INC.
(Formerly “VERSA CARD, INC.”)

FORM 10-Q

PART I

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$-	$32,789
Accounts receivable, net	2,632,011	508,499
Prepaid expenses	182,958	-
Total current assets	2,814,969	541,288

TOTAL ASSETS	$2,814,969	$541,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Book overdraft	$8,909	$-
Accounts payable and accrued liabilities	367,461	475,138
Notes payable	-	11,317
Due to former officers and directors	-	56,016
Due to related party	965,999	269,295
Total current liabilities	1,342,369	811,766

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value, 50,000,000 shares
authorized; 17,378,396 and 16,867,682 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	17,378	16,868
Additional paid-in capital	15,566,674	14,717,352
Accumulated deficit	(14,111,452)	(15,004,698)
Total stockholders’ equity (deficit)	1,472,600	(270,478)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,814,969	$541,288

See accompanying notes the condensed financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

REVENUE	$1,606,757	$230,000	$4,791,016	$230,000
Less allowance for discount	750,660	12,000	2,245,276	12,000
Net Revenue	856,097	218,000	2,545,740	218,000

COST OF SALES
Service costs	108,600	-	154,800	-
Service costs - related party	197,400	64,900	838,300	64,900
Total Service costs	306,000	64,900	993,100	64,900

GROSS PROFIT	550,097	153,100	1,552,640	153,100

OPERATING EXPENSES
General and administrative expenses	282,414	33,458	664,592	1,084,361
Total Operating Expenses	282,414	33,458	664,592	1,084,361

NET INCOME (LOSS) FROM OPERATIONS	267,683	119,642	888,048	(931,261)

Other income	208	-	5,198	-

NET INCOME (LOSS)	$267,891	$119,642	$893,246	$(931,261)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$0.02	$0.01	$0.05	$(0.06)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	17,252,853	16,317,682	17,081,078	15,680,319

 See accompanying notes the condensed financial statements

SPINE PAIN MANAGEMENT, INC. (FORMERLY "VERSA CARD, INC.")
UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$893,246	$(931,261)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	582,500	769,000
Changes in assets and liabilities:
Accounts receivable	(2,123,512)	(218,000)
Prepaid expenses	(182,958)	-
Accounts payable and accrued liabilities	(107,677)	108,389
Net cash used in operating activities	(938,401)	(271,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Book overdraft	8,909	-
Issuance of common stock for repayment of debt	199,999	-
Proceeds from related party	696,704	272,756
Net cash provided by financing activities	905,612	272,756
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,789)	884

BEGINNING OF PERIOD	32,789	-
END OF PERIOD	$-	$884

Supplementary disclosure of non-cash investing and financing activities:

Contribution to additional paid-in capital of amounts due to former related parties	$67,333	$-

Acquisition of intangible assets with issuance of stock	$-	$(230,697)

Asset impairment loss	$-	$230,697

See accompanying notes the condensed financial statements

SPINE PAIN MANAGEMENT, INC.

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

In August 2009, the Company opened its first spine injury treatment center in Houston, Texas.  On June 19, 2010, the Company opened a new spine injury treatment center in McAllen, Texas. This new center facilitates medical spine injection procedures to patients from the lower Rio Grand Valley, including the cities of Harlingen, Brownsville and Edinburg, Texas.  Like the Company’s Houston facility, the McAllen center uses a fellowship trained pain doctor to provide spine diagnostic injections, with assistance from Emergency Medical Transit and specialized radiological personnel. The Company is also currently evaluating the development of additional spine injury treatment centers in Texas and across the United States.

The Company is a medical marketing, management and billing and collection company facilitating treatment for patients who have sustained spine injuries resulting from automobile and work-related accidents. The Company’s mission is to deliver turnkey solutions to spine surgeons, orthopedic surgeons and other health care providers for necessary and appropriate treatment for spine related injuries. The goal of the Company is to become a leader in providing care management services to spine surgeons and orthopedic surgeons to facilitate proper treatment of their injured clients. By providing early treatment, the Company believes that spine injuries can be managed, and injured victims can be quickly placed on the road to recovery. The Company believes its advocacy will be rewarding to patients who obtain needed relief from painful conditions. The Company provides a care management program that advocates for the injured victims by moving treatment forward to conclusion without the delay and hindrance of the legal process.

The Company engages an independent contractor to perform medical services for patients.  The Company then pays the independent contractor a fixed fee for the services.  Subsequently, the Company bills the patient for the medical services provided by the independent contractor.  In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney.  Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill, upon settlement or final judgment of the accident case.  The payment to the Company is made through the attorney of the patient.  In certain instances, the Company may bill the patient’s health insurance company if the patient has adequate health insurance coverage.

The clinic facilities where the Company’s spine injury treatment centers operate are owned or leased by the Company’s independent contractor or a third party.  The Company has no ownership interest in these clinic facilities, nor does the Company have any responsibilities towards building or operating the clinic facilities.  Each of the Company’s independent contractors performs services for the Company (in the form of providing medical treatment for patients) pursuant to a medical services agreement.

GOING CONCERN

The Company has a history of recurring losses from operations and has an accumulated deficit of approximately $14.0 million as of September 30, 2010.  Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. Considering the nature of the business, the Company is not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund its planned operations and strategic business plan through March 31, 2011; therefore, it is actively seeking additional debt or equity financing. There can be no assurances that there will be adequate financing available to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On February 28, 2009, in connection with the launch of its new spine pain injury treatment business segment, the Company entered into an agreement with Brian Koslow and David Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”). The agreement provided for the Company to acquire the website and proprietary methodologies of One Source in exchange for 900,000 shares of the Company’s common stock. One Source’s website and proprietary methodologies were designed for the business of "lawsuit funding" for plaintiff personal injury cases.  In connection with the One Source transaction, the Company entered into employment agreements with Mr. Koslow and Mr. Waltzer, the founders of One Source, with Mr. Koslow being appointed as Executive Vice President of Business Development of the Company.  With the assistance of Messrs. Koslow and Waltzer, the Company planned to further develop One Source’s website and proprietary methodologies so that the Company could enter the business of lawsuit funding.  In July 2009, however, Mr. Koslow and Mr. Waltzer unexpectedly resigned from the Company.  With the resignations of Messrs. Koslow and Waltzer, the Company realized it would be unable to use the proprietary methodology of One Source and has decided not to enter the business of lawsuit funding, focusing instead on its spine pain injury treatment business.  Accordingly, the Company will have no use for the website and proprietary methodologies of One Source.  Upon an evaluation of the expected life of the acquired One Source assets in the amount of approximately $231,000, it was decided at December 31, 2009 that these assets had no value, and the acquired cost of the impaired assets have been written off and recorded in the Company’s statement of operations for the year ended December 31, 2009.  The Company also filed a lawsuit against Messrs. Koslow and Waltzer, which was resolved through a settlement agreement and dismissed.

On November 12, 2009, the Company changed its name from "Versa Card, Inc." to "Spine Pain Management, Inc." and has changed its trading symbol from "IGLB" to "SPIN." The name change was effected legally with the Delaware Secretary of State on November 12, 2009 and was effected in the market on November 27, 2009. OTC Bulletin Board: SPIN.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are summarized accounting policies considered to be significant by the Company’s management:

Basis of Presentation

The accompanying unaudited condensed financial statements of Spine Pain Management, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2009 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when treatment(s) are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the treatments are provided and are based upon the type and extent of the services rendered.  The Company’s credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payments for services are primarily made to the Company by a third party. Due to the Company’s relatively recent entry into this area of operations, collection is averaging over 220 days. However, management believes that the number of days outstanding on the collections will be reduced in the near future.

The Company’s Statements of Operations reflect gross revenues less an allowance for estimated discounts that the Company may ultimately provide patients in connection with the resolution of their accident lawsuits with defendants.  The Company believes this revenue recognition criteria is consistent with ASC Topic 954-605-25-3 and ASC Topic 954-605-25-4.  The Company has currently estimated the average discount on all current cases will be 45% based on historical case resolution experience, which is reviewed on a continual basis. The Company anticipates this allowance for estimated discounts will remain relatively consistent as a percentage of gross revenue at established rates.  The Company will adjust the discount rate from its current level, as needed, based on future case resolution experience.

The Company expects that actual bad debts will be rare as, typically, the parties ultimately responsible for payment are established insurance companies. Substantially all patients that are treated are represented by an attorney that is pursuing a general liability case against a defendant represented by an insurance company. The success of the resolution of these cases is considered in the historical experience on which the Company’s allowance for discounts is calculated. The Company monitors each receivable through discussions with the patient’s attorneys.

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

The Company is current in its income tax return filings and the filings did not have any significant impact on the Company’s financial position, its results of operations and cash flows considering its Net Operating Loss (“NOL”) carryforward to offset current tax liabilities.

Although the Company has net income from operations of approximately $888,000 for the nine months ended September 30, 2010, management believes that no provision for federal and state income taxes is considered necessary for the nine months ended September 30, 2010, as the company has the benefit of significant net operating losses carried forward from prior years. Management also determined that any amounts payable in the form of federal and state income tax liabilities including resultant penalties and interest, will not have a material impact on the Company’s financial position, its results of operations and its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

Reclassification

Certain items in the 2009 statement of operations for the three and nine month periods ended September 30, 2009 have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the net income (loss) for such periods.

Accounting Standard Updates

In October 2009, the FASB issued Accounting Standard Updates (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-12, “Income Taxes” (Topic 740). ASU No. 2010-12 amends FASB ASU subtopic 740-10 “Income Taxes” to include paragraph 740-10-S99-4. FASB Codification Topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method” (Topic 605). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other ASUs that are effective after June 30, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 4.  NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2010	2009

Note payable to an individual	$-	$9,334
Note payable to a company	-	1,983
Total	$-	$11,317

On September 9, 2010, the Company’s Board of Directors voted in favor of writing off outstanding payables that were over five years old and could not be confirmed. Accordingly, certain notes payable totaling $11,317 as of December 31, 2009 are no longer reflected in the Company’s financial statements as of September 30, 2010.

NOTE 5. DUE TO FORMER OFFICERS AND DIRECTORS

Due to former officers and directors consists of:

	September 30,	December 31,
	2010	2009

Due to former Chief Executive Officer	$-	$4,237
Due to former Chief Accounting Officer	-	51,779
Total	$-	$56,016

On September 9, 2010, the Company’s Board of Directors voted in favor of writing off outstanding amounts due to former officers and directors that were over five years old and could not be confirmed. Accordingly, certain amounts due to former officers and directors totaling $56,016 as of December 31, 2009 are no longer reflected in the Company’s financial statements as of September 30, 2010.

NOTE  6.  DUE TO RELATED PARTIES

Due to related parties consists of:

	September 30,	December 31,
	2010	2009

Due to Northshore Orthopedics Assoc.	$638,300	-
Due to Chief Executive Officer	327,699	269,295
Total	$965,999	$269,295

Amounts due to Northshore Orthopedics Assoc. and the Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. The Company used the amount financed for meeting its working capital requirements.

NOTE  7. RELATED PARTY TRANSACTIONS

Medical Services Agreement

In August 2009, the Company entered into a medical services agreement with Northshore Orthopedics Assoc. ("NSO") to open its first spine injury treatment center in Houston, Texas. Pursuant to the terms of the agreement, NSO will operate as an independent contractor for the Company to provide medical diagnostic services for evaluation and treatment of patients with spine injuries.  NSO charges the Company a fixed per-patient fee (which is predetermined and prenegotiated) as compensation for these services, pursuant to the agreement.  NSO’s business relationship with the Company is that of an independent contractor.  Accordingly, the Company does not have any commitments or obligations to pay for any of the clinic’s costs, such as rent, utilities, etc.  NSO is responsible for its own taxes associated with its performance of the services and receipt of payments pursuant to this agreement.  NSO is the sole operator of the clinic that treats the patients.  The medical services agreement has a term of three years, and thereafter will automatically renew for another three years at the discretion of involved parties.

As of September 30, 2010, the Company had a balance of $638,300 payable towards NSO’s costs incurred by the Company’s Chief Executive Officer, William Donovan, M.D., which is included as cost of sales in the accompanying statements of operations. NSO is owned by Dr. Donovan.  The Company does not directly pay Dr. Donovan (in his individual capacity) any fees in connection with NSO’s services.  Because Dr. Donovan is the sole owner of NSO, however, on December 28, 2009, the Company issued 500,000 restricted shares of common stock to Dr. Donovan for the conversion of $349,400 of outstanding debt owed by the Company to NSO, and on May 25, 2010, the Company issued 285,714 restricted shares of common stock to Dr. Donovan for the conversion of $200,000 of outstanding debt owed by the Company to NSO.

NOTE  8. COMMON STOCK

Stock Issuances

On May 11, 2010, the Company issued 50,000 restricted shares of common stock to John Talamas for his employment agreement.

On May 13, 2010, the Company issued 250,000 restricted shares of common stock valued at $225,000 to Richard Specht, a Director of the Company, as consideration for serving on the Board of Directors.

On May 25, 2010, the Company issued 285,714 restricted shares of common stock to William Donovan, M.D., the Company’s Chief Executive Officer, for the conversion of $200,000 of outstanding debt owed by the Company to NSO.

On August 11, 2010, the Company issued 50,000 restricted shares of common stock, each to Jerry Bratton, Franklin A. Rose, and John Bergeron, valued at a total of $97,500, as consideration for serving on the Board of Directors.

On August 24, 2010, the Company received and cancelled a total of 625,000 shares of common stock, previously issued to Brian Koslow and David Waltzer, in settlement of a lawsuit.

On September 30, 2010, the Company issued 400,000 shares of common stock as payment for professional  services.

NOTE  9.  INCOME TAXES

The Company has not made provision for income taxes for the nine-month period ended September 30, 2010, since the Company has a net operating loss carryforward to offset current  net operating incomes.

Deferred income tax assets consist of:

	September 30, 2010	December 31, 2009
Net operating loss carryforwards	$2,119,994	$2,675,400
Less valuation allowance	$(2,119,994)	$(2,675,400)
Deferred income tax assets, net	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset.  Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 39%, the Company has determined it to be more likely than not that a deferred income tax asset of approximately $2,119,994 and $2,675,400 attributable to the future utilization of the approximate $5,435,960 and $6,860,000 in eligible net operating loss carryforwards as of September 30, 2010 and December 31, 2009, respectively, will not be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2029.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited.

The Company is current in its income tax return filings and the filings did not have any significant impact on the Company’s financial position, its results of operations and cash flows considering its net operating loss carryforward.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

On June 22, 2010, the Company filed a lawsuit against HSC Holdings, LLC (“HSC”) and Ilona Alexis Mandelbaum in the United States District Court for the Southern District of Texas.  The Company had previously executed certain consulting agreements with HSC providing for the Company to engage HSC as a consultant to provide certain business services.  In August 2010, the parties entered into a definitive settlement agreement, and the case was dismissed from District Court.

On January 19, 2010, James McKay and Celebrity Foods, Inc. (“CFI”) filed a lawsuit against the Company and Dr. William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, Plaintiffs contacted the Company’s transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from the Company in connection with a stock purchase agreement.  The Company subsequently requested that the transfer agent place a stop transfer order on the shares.  Plaintiffs allege the Company’s actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  The Company filed a motion to dismiss on April 16, 2010.  In October 2010, the motion was granted in part and denied in part.  The Court denied the Company’s motions to dismiss for lack of personal jurisdiction and improper venue/forum non conveniens, but granted the Company’s other motions and dismissed 1) the Plaintiffs’ counts alleging fraud, 2) the Plaintiffs’ count alleging the individual liability of Dr. Donovan, and 3) the Plaintiffs’ claim for punitive damages.  The case is still pending in District Court.  We believe the case is without merit and will continue to vigorously fight the lawsuit. There can be, however, no assurance that the ultimate outcome of this case will be favorable to the Company.

In November 2009, the Company filed a lawsuit against Brian Koslow and David Waltzer in Harris County District Court.  The lawsuit was removed to the District Court for the Southern District of Texas.  The lawsuit relates to the transactions the Company entered into with Messrs. Koslow and Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc.  In August 2010, the parties entered into a definitive settlement agreement, and subsequently the case was dismissed from District Court.

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

In October 2010, two investors subscribed to purchase an aggregate of $150,000 in debentures and warrants of the Company.  The debentures have an aggregate principal face amount of $150,000 and bear interest at the rate of 10% per annum.  The entire principal amount of the debentures is due in one lump sum in June 2013.  The warrants include three different sets as follows: (i) two year Series A Warrants to purchase an aggregate of 75,000 shares of common stock at the price of $1.50 per share, (ii) three year Series B Warrants to purchase an aggregate of 37,500 shares of common stock at the price of $3.00 per share, and (iii) three year Series C Warrants to purchase an aggregate of 37,500 shares of common stock at the price of $5.00 per share.

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

Management Overview

At the end of 2008, the Company launched its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, the Company’s main focus will be on the expansion and development of spine testing centers and/or business relationships with contractors owning such facilities as needed by spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

Results of Operations

The unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K.

Comparison of the three month period ended September 30, 2010 with the three month period ended September 30, 2009.

The Company recorded approximately $1.6 million in gross service revenues for the three months ended September 30, 2010, offset in part by approximately $751,000 of standard allowance for discount, resulting in net revenue of approximately $856,000. For the same period in 2009, gross revenue was approximately $230,000, offset in part by approximately $12,000 of standard allowance for discount, resulting in net revenue of approximately $218,000. This increase is attributable to revenues generated from the Company’s spine injury treatment centers in Houston and McAllen, Texas.  During the three month period ended September 30, 2009, the Company’s operations were limited and only reflects about one month’s revenue, since the center was newly opened. The Company’s spine injury treatment center in Houston opened in August 2009, and its center in McAllen opened in June 2010.

Service cost was approximately $306,000 for the three months ended September 30, 2010 compared to $64,900 for the same period in 2009. During the three months ended September 30, 2010, the Company incurred approximately $282,000 of general and administration expenses as compared to approximately $33,000 for the same period in 2009.

As a result of the foregoing, the Company had net income of approximately $268,000 for the three months ended September 30, 2010, compared to approximately $120,000 for the three months ended September 30, 2009, resulting in an increase of approximately $148,000 or 123.3%.

Comparison of the nine month period ended September 30, 2010 with the nine month period ended September 30, 2009.

The Company recorded approximately $4.8 million in gross service revenues for the nine months ended September 30, 2010, offset in part by approximately $2.2 million of standard allowance for discount, resulting in net revenue of approximately $2.5 million. For the same period in 2009, gross revenue was approximately $230,000. This increase is attributable to revenues generated from the Company’s spine injury treatment centers in Houston and McAllen, Texas. During the nine month period ended September 30, 2009, the Company’s operations were limited and only reflect about one month’s revenue, since the center was newly opened.

Service cost was approximately $993,000 for the nine months ended September 30, 2010 compared to approximately $65,000 for the same period in 2009.

During the nine months ended September 30, 2010, the Company incurred approximately $665,000 of general and administration expenses as compared to approximately $1.1 million for the same period in 2009. For the nine months ended September 30, 2010, there was approximately $583,000 of stock based compensation recorded as well as other expenses included in general and administrative expenses. For the nine months ended September 30, 2009, there was approximately $769,000 of stock based compensation recorded as well as other expenses included as general and administrative expenses.

As a result of the foregoing, the Company had net income of approximately $893,000 for the nine months ended September 30, 2010, compared to a net loss of approximately $931,000 for the nine months ended September 30, 2009, resulting in an increase of approximately $1,824,000 or 196.0%.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, cash used in operations was approximately $938,000, which primarily included an increase in accounts receivable of approximately $2,124,000 and issuance of common stock for consulting services and stock based compensation of approximately $583,000 and net income from operations of approximately $893,000.  For the same period in 2009, net cash used in operating activities was approximately $272,000, which primarily included stock based compensation in the amount of approximately $769,000 and a net loss from operations of approximately $931,000.

For the nine months ended September 30, 2010, cash provided by financing activities was approximately $906,000, which was primarily proceeds from a related party. For the same period in 2009, cash provided by financing activities was approximately $273,000, which was from proceeds from related parties.

There was no cash provided or used in investing activities for the nine months ended September 30, 2010 or 2009.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 22, 2010, the Company filed a lawsuit against HSC Holdings, LLC (“HSC”) and Ilona Alexis Mandelbaum in the United States District Court for the Southern District of Texas.  The Company had previously executed certain consulting agreements with HSC providing for the Company to engage HSC as a consultant to provide certain business services.  In August 2010, the parties entered into a definitive settlement agreement, and the case was dismissed from District Court.

On January 19, 2010, James McKay and Celebrity Foods, Inc. (“CFI”) filed a lawsuit against the Company and Dr. William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, Plaintiffs contacted the Company’s transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from the Company in connection with a stock purchase agreement.  The Company subsequently requested that the transfer agent place a stop transfer order on the shares.  Plaintiffs allege the Company’s actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  The Company filed a motion to dismiss on April 16, 2010.  In October 2010, the motion was granted in part and denied in part.  The Court denied the Company’s motions to dismiss for lack of personal jurisdiction and improper venue/forum non conveniens, but granted the Company’s other motions and dismissed 1) the Plaintiffs’ counts alleging fraud, 2) the Plaintiffs’ count alleging the individual liability of Dr. Donovan, and 3) the Plaintiffs’ claim for punitive damages.  The case is still pending in District Court.  We believe the case is without merit and will continue to vigorously fight the lawsuit. There can be, however, no assurance that the ultimate outcome of this case will be favorable to the Company.

In November 2009, the Company filed a lawsuit against Brian Koslow and David Waltzer in Harris County District Court.  The lawsuit was removed to the District Court for the Southern District of Texas.  The lawsuit relates to the transactions the Company entered into with Messrs. Koslow and Waltzer to acquire the website and proprietary methodologies of One Source Plaintiff Funding, Inc.  In August 2010, the parties entered into a definitive settlement agreement, and subsequently the case was dismissed from District Court.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2010, the Company issued 50,000 restricted shares of common stock to each of the new members elected to the Board of Directors on July 13, 2010, including Franklin A. Rose, M.D., John Bergeron and Jerry Bratton, for an aggregate of 150,000 shares.  The Company issued the shares as consideration for serving on the Board of Directors.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The offer and sale of the shares was made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in an offer and sale not involving a public offering.  The holders of the shares acquired the securities for their own accounts and not with a view towards or for resale. There was no general solicitation or advertising conducted in connection with the issuance of the securities.

On September 30, 2010, the Company issued an aggregate of 400,000 restricted shares of common stock as payment for professional services.  Of the 400,000 shares, 100,000 were issued as payment for legal services and 300,000 shares were issued as payment for investment banking services.  The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The offer and sale of the shares was made exclusively to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D) in an offer and sale not involving a public offering.  The holders of the shares acquired the securities for their own accounts and not with a view towards or for resale. There was no general solicitation or advertising conducted in connection with the issuance of the securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
3(i)(a)	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

3(i)(b)	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

3(i)(c)	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3(i)(d)	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004.) *

3(i)(e)	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *

3(i)(f)	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005) *

3(ii)	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10(i)	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003) *

10(ii)	Employee Agreement dated April 30, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004) *

10(iii)	Employee Agreement dated April 30, 2004 between the Company and Martin Tutschek. (Incorporated by reference from Form 10KSB filed with the SEC on May 20, 2004) *

10(iv)	Employee Agreement dated October 1, 2004 between the Company and Roderick Shand (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *

10(v)	Employee Agreement dated October 1, 2004 between the Company and Mr. Paul Bains (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *

10(vi)	Consulting Agreement dated October 1, 2004 between the Company and Kent Carasquero. (Incorporated by reference from Form 10KSB filed with the SEC on April 15, 2005) *

10(vii)	Portal Development Agreement dated July 15, 2005 between the Company and Sygenics Interactive Inc. (Incorporated by reference from Form 8-K filed with the SEC on August 9, 2005) *

10(viii)	Debt Settlement Agreement dated August 3, 2005 between the Company and Rajesh Vadavia and Sygenics Interactive, Inc. (Incorporated by reference from Form 10KSB filed with the SEC on April 17, 2006) *

10(ix)	Debt Settlement Agreement dated September 30, 2005 between the Company and Leslie Lounsbury. (Incorporated by reference from Form 10QSB filed with the SEC on November 16, 2005) *

10(x)	Debt Settlement Agreement dated November 9, 2005 between the Company and Roderick Shand. (Incorporated by reference from Form 10KSB filed on April 17, 2006) *

10(xi)	Debt Settlement Agreement dated November 9, 2005 between the Company and Paul Bains. (Incorporated by reference from Form 10KSB filed on April 17, 2006) *

10(xii)	Agreement and Plan of Merger between MangaPets Inc. and Intrepid World Communications Corporation dated January 29, 2007. (Incorporated by reference from Form 8-K filed on January 29, 2007) *

10(xiii)	Merger Agreement dated November 21, 2007 between the Company and First Versatile Smartcard Solutions Corporation (Incorporated by reference from Form 8-K filed on April 22, 2008) *

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

Spine Pain Management, Inc.

Date: November 15, 2010	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer and Principal Financial Officer