Form 10-K
period 2010-12-31
Spine Pain Management, Inc
filed 2011-03-31
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010.

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
Common Stock ($0.001 Par Value)
(Title of Each Class)

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

At June 30, 2010, the aggregate market value of shares of common stock held by non-affiliates of the Registrant (based upon 9,115,455 shares held by non-affiliates on June 30, 2010) was $7,110,055.

At March 25, 2011, there were 17,403,396 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

History

As used herein, the terms “Company,” “we,” “our”, and “us” refer to Spine Pain Management, Inc. (formerly known as Versa Card, Inc.), a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise.  We were incorporated on March 4, 1998.

Since inception, we have engaged in and contemplated several ventures and acquisitions, many of which were not consummated. From 2005 to 2007, we worked on the development of a “MangaPets” interactive web portal and acquiring other ventures in the technology sector. Ultimately, we abandoned the MangaPets business in connection with the launching of our new business model.  During 2006, we expended resources toward establishing a United Kingdom based subsidiary company to pursue acquisitions in the gaming sector. On the advice of counsel, and unfavorable events in the United States pertaining to on-line gaming, we decided not to pursue on-line gaming ventures.  Between the fourth quarter of 2007 to the end of 2008, we focused on consummating a transaction with a smartcard/e-purse company, First Versatile Smartcard Solutions Corporation (“FVS”).  We entered into an agreement to acquire FVS, but based on various factors, we rescinded the transaction in December 2008.

At the end of December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries.  In August 2009, we opened our first spine injury diagnostic center in Houston, Texas.  We also currently have two other spine injury diagnostic centers in McAllen, Texas and in the Tampa Bay Area of Florida.  We are currently evaluating the development of additional spine injury diagnostic centers in multiple markets across the United States.

Spine Pain Management, Inc.

We are a medical marketing, management, billing and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other health care providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing care management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By providing early treatment, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  We believe our patient advocacy will be rewarding to patients who obtain needed relief from painful conditions, and moreover, provides spine surgeons and orthopedic surgeons a solution to offset the cost of care prior to settlement.

In August 2009, we entered into a medical services agreement with Northshore Orthopedics, Assoc. ("NSO") to open our first spine injury diagnostic center in Houston, Texas. Pursuant to the agreement, NSO operates as an independent contractor to us, providing medical diagnostic services for evaluation and treatment of patients with spine injuries.  The agreement has a term of three years, and thereafter will automatically renew for three year periods.  NSO is owned by our Chief Executive Officer, William Donovan, M.D.  A fellowship trained pain management doctor is working with NSO to provide these specialized diagnostic procedures.  NSO has also hired special medically trained personnel, including x-ray fluoroscopy, Emergency Medical Technicians (“EMT”), and medical assistants, to provide a full service spine pain management program.

In June 2010, we opened a new spine injury diagnostic center in McAllen, Texas. This new center facilitates medical spine injection procedures to patients from the lower Rio Grande Valley, including the cities of Harlingen, Brownsville and Edinburg, Texas.  We entered into a medical services agreement with Waltham Consultants P.A. (“Waltham”), whereby Waltham operates the clinic as an independent contractor to us.  Like our Houston facility, the McAllen center uses a fellowship trained pain doctor to provide spine diagnostic injections, with assistance from EMT and specialized radiological personnel.

In January 2011, we expanded our operations beyond the State of Texas with the opening of a spine injury diagnostic center in the Tampa Bay Area of Florida.  The Tampa Bay center facilitates medical spine injection procedures to patients from the Tampa, Clearwater and St. Petersburg area.  The center also uses a fellowship trained pain doctor, acting as an independent contractor, to provide spine diagnostic injections, with assistance from EMT and specialized radiological personnel.

We are currently evaluating the development of additional spine injury diagnostic centers across the United States in major metropolitan cities.  We are seeking additional funding for this expansion by way of reasonable debt financing to combine with increased cash flow to accelerate this future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

Market

The market trends in treatment of musculo-skeletal injury all point to increased costs to the American public, government and the insurance carriers for the foreseeable future. We believe this creates a major opportunity under our business model.

Business Model

We plan to address this market by:

•	Continuing our plan of rolling out spinal diagnostic services to spine surgeons, orthopedic surgeons, and other healthcare providers.
•	Employing contract management services at regional, state and local levels.
•	Identifying and targeting key spinal healthcare providers who handle large numbers of accident-type cases.

Care Management Strategy

Our care management program was developed by William Donovan, M.D., our Chief Executive Officer and Director. Our care management program generally begins with rehabilitation therapy. If there is no improvement in patient condition following sufficient amounts of rehabilitation therapy, the patient is referred for pain management evaluation and diagnostic imaging, and if medically necessary, surgery.

We believe that our care management program improves the medical outcomes for injured victims by providing medically necessary, appropriate and reasonable treatment of injuries and facilitates the settlement of the injured victim's case by completing required medical treatment and providing clear and consistent medical records.

Billing and Operations

We engage an independent contractor to perform medical services for patients.  We then pay the independent contractor a fixed fee for the services.  Subsequently, we bill the patient for the medical services provided by the independent contractor.  In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney.  Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill, upon settlement or final judgment of the accident case.  The payment to us is made through the attorney of the patient.  In most cases, the healthcare providers must agree to the settlement price and the patient must sign off on the settlement.  Once the healthcare providers are paid, the patient’s attorney can receive payment for his or her legal fee.  In certain instances, we may bill the patient’s health insurance company if the patient has adequate health insurance coverage.

The clinic facilities where our spine injury diagnostic centers operate are owned or leased by our independent contractor or a third party.  We have no ownership interest in these clinic facilities, nor do we have any responsibilities towards building or operating the clinic facilities.  Each of our independent contractors performs services for us (in the form of providing medical diagnostic services for patients) pursuant to a medical services agreement.

Marketing

Direct contact with key spine surgeons, orthopedic surgeons and other healthcare providers who are highly visible in their communities will be the initial step in targeting appropriate referral sources. Additional marketing to spine surgeons will be done at national medical meetings and trade shows.  We believe that our services will be favorably received and result in referrals of injury patients. We intend to continue expanding our spine injury diagnostic business operations to additional areas across the United States, of which there can be no assurance.

Governmental Regulation

Although all of the medical diagnostic procedures offered by us are performed through independent contractors, we are still a provider of healthcare management services, and we are subject to regulation by a number of governmental entities at the federal, state, and local levels. We are also subject to laws and regulations relating to business corporations in general. In recent years, Congress and state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Every state in which our business operates or in which we anticipate it will operate limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions.

Under the medical service agreements we have entered into and plan to enter into with medical services providers, the doctors retain sole responsibility for all medical decisions, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our doctors, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

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

The HIPAA requirements only apply to “covered entities,” such as health plans, healthcare clearinghouses, and healthcare providers, which transmit any health information in electronic form. Our business is likely considered a “covered entity” under HIPAA.

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

The administrative simplification provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We believe that we are in substantial compliance with the transaction and code set standards. The transaction standards require us to use standard code sets when we transmit health information in connection with certain transactions, including health claims and health payment and remittance advice.

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

Environmental

Although we currently contract with independent contractor medical providers, who are responsible for compliance with environmental laws, our operations may be subject to various federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. The responsible party could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our independent medical providers’ environmental practices, including waste handling and disposal practices, will be in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have an adverse effect on our business.

Competition

The market to provide healthcare pain diagnostic services is highly competitive and fragmented.  Our primary competitors are typically independent physicians, chiropractors, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities.  As managed care techniques continue to gain acceptance in the automobile accident marketplace, we believe that our competitors will increasingly consist of nationally-focused care management service companies providing their service to insurance companies and litigation defense experts.

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

In order to mitigate the effects of intensifying competition, we will make careful study of population trends and demographic growth patterns in determining the best locations to compete.  Moreover, we will endeavor to have all of our physicians under strict contract to avoid unnecessary attrition and loss of skilled personnel.

Research and Development

During the fiscal years ended December 31, 2010 and 2009, respectively, we did not spend any funds on research and development activities.

Employees

We currently have four full time employees, including two officers and two employees at our corporate headquarters.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Risks Related to Our Company

Our limited history in the healthcare services business makes an evaluation of us and our future extremely difficult, and profits are not assured.

We have a limited operating history, having begun development of our healthcare services business at the end of December 2008 and having opened our first spine injury diagnostic center in August 2009.  There can be no assurance that we will be profitable in the future or that investors’ investments in us will be returned to them in full, or at all, over time.  In view of our limited history in the healthcare industry, an investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stages.  There can be no assurance that we will be successful in undertaking any or all of the activities required for successful commercial operations.  Our failure to undertake successfully such activities could materially and adversely affect our business, prospects, financial condition and results of operations.  There can be no assurance that our business operations will generate significant revenues, that we will generate additional positive cash flow from our operations or that we will be able to achieve or sustain profitability in any future period.

Our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had net income of approximately $1.1 million for the year ended December 31, 2010 and an accumulated deficit in aggregate of approximately $13.9 million at year end.  However, the Company is not generating sufficient operating cash flows to support continuing operations. Since the opening of our first diagnostic center in Houston, Texas in August, 2009, we have generated net revenue of approximately $3.9 million but have had negative cash flows from operations of approximately 1.6 million.

In our financial statements for the year ended December 31, 2010, our auditor indicated that certain factors raised doubt about our ability to continue as a going concern.  These factors included our accumulated deficit of $13.9 million as of December 31, 2010, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations.  Specifically, we rely on William Donovan, M.D., Director, Chief Executive Officer and President, and John Talamas, Chief Operating Officer, to maintain our strategic direction.  Although Dr. Donovan and Mr. Talamas currently serve under their respective employment agreements, there is no assurance that they will continue to be employed by us.  We do currently maintain $1,000,000 in key-man life insurance with respect to Dr. Donovan and Mr. Talamas.

We may experience potential fluctuations in results of operations.

Our future revenues may be affected by a variety of factors, many of which are outside our control, including the success of implementing our healthcare services business and trends and changes in the healthcare industry.  As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

We had a history of significant operating losses prior to the opening of our first diagnostic center in August, 2009.

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses have substantially exceeded our revenue, resulting in continuing losses and accumulated deficit from operations of $13,903,148 at December 31, 2010. We intend to increase our operating expenses substantially as we increase our service development, marketing efforts and brand building activities. We will increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services, obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, with our annual reports, we are required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management.  If we are unable to assert that our internal controls are effective, investors could be adversely affected.

Our healthcare services business model is unproven.

Our healthcare services business model depends upon our ability to implement and successfully execute our business and marketing strategy, which includes our ability to find and form relationships with spine surgeons, orthopedic surgeons and other healthcare providers, from whom we may obtain referrals for injured patients.  If we are unable to find and form relationships with such healthcare providers, our business will likely fail.

If competition increases, our growth and profits may decline.

The market to provide healthcare services and solutions is highly fragmented and competitive. Currently, we believe the solutions that we can provide to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries resulting from automobile and work-related accidents, are somewhat unique in most geographic markets.  However, if we achieve our goal of becoming a leader in providing care management services to spine surgeons, orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients, we believe that competition for our business model will substantially increase.  Further, there are many alternatives to the care management services we can provide, that are currently available to surgeons and their injured patients. We can make no assurances that we will be able to effectively compete with the various care management services that are currently available or may become available in the future.

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

As part of our business strategy, we may pursue acquisitions of companies providing services that are similar or complementary to those that we provide or plan to provide in our business, and we may enter into joint ventures to provide services at certain facilities. These acquisitions and joint venture activities may involve:

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

If lawsuits against us are successful, we may incur significant liabilities.

Although we are not a medical service provider, spine surgeons, orthopedic surgeons and other healthcare providers with whom we form relationships are involved in the delivery of healthcare and related services to the public. In providing these services, the physicians and other licensed providers in our affiliated professional groups are exposed to the risk of professional liability claims. Further, plaintiffs have proposed expanded theories of liability against managed care companies as well as against employers who use managed care in many cases that, if established and successful, could expose us to liability from such claims, and could adversely affect our operations.

Regulatory authorities or other parties may assert that, in conducting our business, we may be engaged in unlawful fee splitting or the corporate practice of medicine.

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine, self-referral and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure. If a court, payor or regulatory body determines that we have violated these laws, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our arrangements with our affiliated physicians and other licensed providers.

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

In the future, different interpretations or enforcement of laws, rules, and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety, self-referral or illegality or could require us to make changes in our facilities, equipment, personnel, services, and capital expenditure programs, increase our operating expenses, and distract our management. If we fail to comply with these extensive laws and government regulations, we could suffer civil and criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources to respond to an investigation or other enforcement action under these laws or regulations.

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

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like ours and licensed professionals and professional organizations, particularly with respect to fee splitting between a licensed professional or professional organization and an unlicensed person or entity. We plan to operate our business by maintaining long-term administrative and management agreements with affiliated professional doctors. Through these agreements, we plan to perform only non-medical administrative services. All control over medical matters is retained by the affiliated physicians or professional groups. Although we believe that our arrangements with physicians and the other affiliated licensed providers comply with applicable laws, regulatory authorities or other third parties may assert that we are engaged in the corporate practice of medicine or that our arrangements with the physicians or affiliated professional groups constitute fee-splitting or self-referral, or new laws may be introduced that would render our arrangements illegal. If this were to occur, we and/or the affiliated professional groups could be subject to civil or criminal penalties and/or we could be required to restructure these arrangements, all of which may result in significant cost to us and affect our profitability.

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

Risks Related to Our Common Stock

We may issue shares of common stock in the future, which could cause further dilution to all stockholders.

We may seek to raise equity or equity-related capital in the future.  Any issuance of shares of our common stock will dilute the percentage ownership interest of all stockholders and may further dilute the book value per share of our common stock.

We do not anticipate paying any cash dividends.

We have never paid cash dividends on our common stock and do not anticipate doing so for the foreseeable future.  The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition.  The payment of any dividends will be within the discretion of our board of directors.  We presently intend to retain all earnings, if any, to implement our business strategy; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

The market for our stock is limited and our stock price may be volatile.

There is a limited market for our shares of common stock and a stockholder may not be able to liquidate his or her shares regardless of the necessity of doing so.  The prices of our shares are highly volatile. This could have an adverse effect on developing and sustaining the market for our securities.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

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

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 450 square feet and is currently provided to us at no cost by William Donovan, M.D., our Director and Chief Executive Officer.  At some point in the future, we anticipate entering into a sublease agreement pursuant to which we will compensate Dr. Donovan for this office space.

ITEM 3.  LEGAL PROCEEDINGS

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against us (the Company) and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement.  We subsequently requested that the transfer agent place a stop transfer order on the shares.  The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  We filed a motion to dismiss in April 2010.  The Court ruled on this motion and dismissed all fraud counts.  Additionally, we have filed a counterclaim relating to the validity of a mutual release agreement and certain other related matters.  In December 2010, the plaintiffs filed a motion for judgment on the pleadings in connection with the counterclaim.  We have responded, and the motion is still pending.  The disposition of the motion will also control the scope of discovery in the suit.  Although we believe the plaintiffs’ case is without merit, there can be no assurance that the outcome of this case will be favorable to us.

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against us (the Company), William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc.  The plaintiffs claim that we issued 2,000,000 shares of our stock as compensation for work they performed for us.  In December 2008, and again in early 2009, the plaintiffs sold some of their shares.  In February 2009, however, we issued a stop transfer resolution preventing the plaintiffs from selling any of the remaining shares.  The plaintiffs claim the following causes of action: 1) breach of contract, stating that the defendants agreed to compensate the plaintiffs by tendering 2,000,000 shares of stock free and clear; 2) conversion, claiming the defendants wrongfully and without authority converted the common stock owned by the plaintiffs; 3) fraud and fraudulent inducement, claiming the defendants’ conduct constitutes legal fraud and deceit; 4) breach of fiduciary duty, claiming the defendants had a fiduciary relationship with the plaintiffs and owed them the utmost duty of good faith, fair dealing, loyalty and candor; 5) intentional infliction of emotional distress, claiming the defendants’ conduct was extreme, outrageous, deliberate and intentional; 6) unjust enrichment, claiming that the defendants had no right to prevent the plaintiffs from selling the stock; and 7) declaratory judgment, seeking the Court to declare the common stock was proper and authorized.  The plaintiffs seek exemplary and punitive damages, as well as attorney fees.  The case is currently scheduled to go to trial in May 2011, but the parties have filed an Agreed Motion for Continuance asking the Court to reset this case to October.  We are also awaiting a ruling from the Court of Appeals on certain jurisdictional issues.  We believe the case is without merit and are vigorously fighting the lawsuit.  There can be no assurance, however, that the outcome of this case will be favorable to us.

On March 10, 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against us (the Company), Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  The plaintiffs filed the suit in the United States District Court, Middle District of Florida and request damages and injunctive relief for various breaches of contract and securities violations.  The Court entered a default judgment against the defendants in July 2008.  The Court set aside the default judgment and reopened the case in November 2008.  In January 2011, the Court dismissed seven of nine of the counts in the plaintiffs’ complaint and dismissed as defendants Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  In February 2011, the Court held a bench trial on the plaintiffs’ remaining two claims against us (relating to good faith and fair dealing and breach of contract).  In March 2011, the Court dismissed one of the claims but ruled in favor of Riverside Manitoba, Inc. against us for the remaining claim in the amount of $21,537 in full satisfaction of the claim.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “SPIN.”  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2009 and 2010, according to Pink OTC Markets Inc., were as follows:

Quarter ended	High	Low
3/31/09	$1.50	$0.22
6/30/09	$1.50	$0.40
9/30/09	$0.80	$0.15
12/31/09	$2.25	$0.35
3/31/10	$1.80	$0.75
6/30/10	$1.05	$0.52
9/30/10	$0.87	$0.32
12/31/10	$1.05	$0.53

Record Holders

As of March 1, 2011, there were approximately 93 stockholders of record holding a total of 17,403,396 shares of common stock.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Equity Compensation Plan Information

As of December 31, 2010, we do not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

Other than the issuances described below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

From October to December 2010, we issued warrants to purchase a total of 200,000 shares of our common stock, including 100,000 Series A Warrants, 50,000 Series B Warrants and 50,000 Series C Warrants, to a total of three investors.  The issuance was in connection with a private offering where we sold units, each consisting of a 10% debenture and warrants to purchase common stock.  The warrants to purchase 200,000 shares of our common stock were sold with a total of $200,000 in 10% debentures for aggregate consideration of $200,000.  The Series A Warrants have a term of two years and an exercise price of $1.50 per share; the Series B Warrants have a term of three years and an exercise price of $3.00 per share; and the Series C Warrants have a term of three years and an exercise price of $5.00 per share.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

On December 10, 2010, our Board of Directors authorized the issuance of 25,000 restricted shares of common stock to an individual for the conversion of an outstanding debt.  We owed this outstanding debt based on accounting services the individual performed for us.  The shares will be issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities will not involve a “public offering” based upon the following factors: (i) the issuance of the securities will be an isolated private transaction; (ii) a limited number of securities will be issued to a single offeree; (iii) there will be no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and the related notes to the financial statements included in this Form 10-K.

FORWARD LOOKING STATEMENT AND INFORMATION

In accordance with the safe harbor provision of the Private Securities Litigation Reform Act of 1995, forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-K are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will be achieved.

Management Overview

At the end of 2008, the Company launched its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, the Company’s main focus will be on the expansion and development of spine testing centers and/or business relationships with subcontractors who own such facilities as needed by spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

Results of Operations

The Company recorded $3,389,581 in net revenues with $1,425,399 in costs of services and gross profit of $1,964,182 for the year ended December 31, 2010.  For the same period in 2009, the Company recorded $540,505 in net revenues with $349,400 in costs of services and gross profit of $191,105.  These increases are directly attributable to revenues generated from the Company’s spine injury diagnostic centers in Houston and McAllen, Texas.

The Company recognizes revenue by reference to “net revenue,” which is gross amounts billed using CPT (Current Procedural Terminology) codes less account discounts that are expected to result when individual cases are ultimately settled.  During 2009, a 45% discount rate was used, based on historical experience of similar businesses. However, in 2010, the expected collection experience was refined, based on settled patient cases, and the discount rate was increased to 48%.  Accordingly, the Company had gross revenues of $6,528,194 with net revenues of $3,389,581 for the year ended December 31, 2010, versus gross revenues of $982,736 with net revenues of $540,505 for the year ended December 31, 2009.

During the twelve month period ended December 31, 2010, the Company’s operations focused on continued development of its spine injury diagnostic business in the Houston area and opening its second spine injury diagnostic center in McAllen, Texas in June 2010.  During the twelve month period ended December 31, 2009, the Company’s operations focused on developing its spine injury diagnostic business and opening its first spine injury diagnostic center in Houston, Texas in August 2009.

Expenses

Operating, general and administrative expenses for the year ended December 31, 2010, were $863,399 as compared to $1,287,699 for the year ended December 31, 2009. The decrease in operating expenses was primarily the result of management’s focus on reducing operating expenses. For the year ended December 31, 2009, the Company incurred greater filing costs greater, legal and professional fees and incurred a $230,697 asset impairment loss.

Other income and expenses: Other income for the year ended December 31, 2010, was $767 as compared to $376,068 for the year ended December 31, 2009. For the year ended December 31, 2010, other income of $9,346 was offset by $8,579 of interest expense. For the same period in 2009, there was a gain from forgiveness of debt of $376,709, as well as interest expense of $641.

Net Income or Loss

Net income for the year ended December 31, 2010 was $1,101,550 compared to a net loss of $720,526 for the year ended December 31, 2009 a change of $381,024 or 252.6%.

Liquidity and Capital Resources

During 2010, the Company used cash from operations in the amount of $1,037,490 as compared to $236,506 used in 2009. The increase in cash used in operations was due to the expansion of our business that requres cash currently for providing services to patients and payment of general and administrative expenses, but relies upon the settlement of cases for the ultimate realization of accounts receivable as cash.

There was no cash provided or used in investing activities for the years ended December 31, 2010 and 2009.

Cash flows provided by financing activities totaled $1,181,904 for the year ended December 31, 2010, consisting of proceeds from issuance of debentures and warrants of $200,000, proceeds from related party notes payable of $1,217,404, offset by a repayment on related party notes payable of $235,500. For the same period in 2009, cash provided by financing activities was $269,295, which was the result of proceeds from related party notes payable.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment during the years ended December 31, 2010 and 2009.

Impact of Inflation

Management believes that inflation may have a negligible effect on future operations. However, management believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Income Tax Expense (Benefit)

The Company has experienced losses and as a result has net operating loss carryforwards available to offset future taxable income.

Critical Accounting Policies

In Note 4 to the audited financial statements for the years ended December 31, 2010 and 2009, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The following critical accounting policies and estimates are important in the preparation of the Company’s financial statements:

Preparation of Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company conforms to the guidance provided by SEC Staff Accounting Bulletin, Topic 13, “Revenue Recognition.”  Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when medical diagnostic services are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the medical services are provided and are based upon the type and extent of the services rendered.  The Company’s credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to the Company by a third party and the credit policy includes terms of net 240 days for collections.

Accounting Standards Updates

In Note 4 to the audited financial statements for the years ended December 31, 2010 and 2009, included in this Form 10-K, the Company discusses those recent accounting pronouncements that may be considered to be significant in determining the results of operations and its financial position.

Going Concern

Prior to opening its diagnostic center in Houston, Texas in 2009 and the McAllen, Texas center in 2010, the Company had a history of recurring losses from operations and accordingly, has an accumulated deficit of $13,903,148 as of December 31, 2010. During the year ended December 31, 2010, the Company realized net revenue of $3,389,581 and net income of $1,101,550. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. Considering the nature of the business, the Company is not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund its planned operations and strategic business plan through December 31, 2011. There can be no assurances that there will be adequate financing available to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2010 and 2009 are attached hereto.

SPINE PAIN MANAGEMENT, INC.
TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	19

Financial Statements

Balance Sheets at December 31, 2010 and 2009	21

Statements of Operations for the Years Ended	22
December 31, 2010 and 2009

Statements of Stockholders Equity (Deficit) for the Years	23
Ended December 31, 2010 and 2009

Statements of Cash Flows for the Years Ended	24
December 31, 2010 and 2009

Notes to Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Pain Management, Inc.:

We have audited the accompanying balance sheet of Spine Pain Management, Inc. as of December 31, 2010, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spine Pain Management, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $13,903,148 and working capital of $188,055 as of December 31, 2010.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Spine Pain Management, Inc.'s internal control over financial reporting as of December 31, 2010 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Pain Management, Inc.:

We have audited the accompanying balance sheet of Spine Pain Management, Inc., formerly known as Versa Card, Inc., as of December 31, 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spine Pain Management, Inc., formerly known as Versa Card, Inc., as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $15,044,698 and working capital deficiency of $270,478 as of December 31, 2009. Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 23, 2010

SPINE PAIN MANAGEMENT, INC.
 BALANCE SHEETS
 December 31, 2010 and 2009

ASSETS	2010	2009

Current assets:
Cash	$177,203	$32,789
Accounts receivable, net	1,254,618	508,499
Related party receivable	23,597	-
Prepaid expenses	151,333	-

Total current assets	1,606,751	541,288

Accounts receivable, net	1,721,520	-

Total assets	$3,328,271	$541,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$367,497	$475,138
Notes payable	-	11,317
Due to former officers and directors	-	56,016
Due to related parties	1,051,199	269,295

Total current liabilities	1,418,696	811,766

Debentures payable	136,586	-

Total liabilities	1,555,282	811,766

Commitments and contingencies

Stockholders' equity (deficit)
Common stock: $0.001 par value, 50,000,000 shares authorized; 17,403,396 and 16,867,682 shares issued and outstanding at December 31, 2010 and 2009, respectively	17,403	16,868
Additional paid-in capital	15,658,734	14,717,352
Accumulated deficit	(13,903,148)	(15,004,698)

Total stockholders’ equity (deficit)	1,772,989	(270,478)

Total liabilities and stockholders' equity (deficit)	$3,328,271	$541,288

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009

Net revenue	$3,389,581	$540,505

Cost of providing services, including amounts paid to a related party of $1,143,699 and $349,400 during the years ended December 31, 2010 and 2009, Respectively	1,425,399	349,400

Gross profit	1,964,182	191,105

Operating expenses:
General and administrative	839,399	1,057,002
Asset impairment loss	-	230,697

Total operating expenses	839,399	1,287,699

Income (loss) from operations	1,100,783	(1,096,594)

Other income and (expenses):
Other income	9,346	376,709
Interest expense	(8,579)	(641)

Other income	767	376,068

Net income (loss)	$1,101,550	$(720,526)

Net income (loss) per common share
Basic and fully-diluted	$0.06	$(0.05)

Weighted average number of common shares outstanding:
Basic and fully-diluted	17,128,690	15,849,463

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2010 and 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance at December 31, 2008	13,367,682	$13,368	$13,602,452	$(14,284,172)	$(668,352)

Stock based compensation of employees and consultants	2,100,000	2,100	541,900	-	544,000
Issuance of common stock for acquisition of the assets of One Source (See Note 2)	900,000	900	224,100	-	225,000
Issuance of common stock for debt conversions	500,000	500	348,900	-	349,400
Net loss				(720,526)	(720,526)

Balance at December 31, 2009	16,867,682	16,868	14,717,352	(15,004,698)	(270,478)

Stock based compensation of employees and consultants	850,000	850	581,650	-	582,500
Issuance of common stock for debt conversions	310,714	310	223,589	-	223,899
Cancellation of common stock issued in acquisition agreement of One Source (See Note 2)	(625,000)	(625)	625	-	-
Liabilities to former related party contributed as additional paid-in capital	-	-	67,333	-	67,333
Detachable warrants issued with debentures	-	-	68,185	-	68,185
Net income				1,101,550	1,101,550

Balance at December 31, 2010	17,403,396	$17,403	$15,658,734	$(13,903,148)	$1,772,989

The accompanying notes are an integral part of  the financial statements

SPINE PAIN MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net income (loss)	$1,101,550	$(720,526)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation of employees and consultants	582,500	1,118,400
Write-down of accounts payable	-	(374,209)
Accrued interest	-	641
Interest expense related to warrant amortization	4,771	-
Changes in operating assets and liabilities:
Accounts receivable	(2,467,639)	(508,499)
Related party receivable	(23,597)	-
Prepaid expenses	(151,333)	-
Accounts payable and accrued liabilities	(83,742)	247,687

Net cash used in operating activities	(1,037,490)	(236,506)

Cash flows from financing activities:
Proceeds from issuance of debentures and warrants	200,000	-
Proceeds from related party notes payable	1,217,404	269,295
Repayments on related party notes payable	(235,500)	-

Net cash provided by financing activities	1,181,904	269,295

Net increase in cash and cash equivalents	144,414	32,789

Cash and cash equivalents at beginning of year	32,789	-

Cash and cash equivalents at end of year	$177,203	$32,789

Non-cash investing and financing activities:
Contribution of amounts due to former related parties as additional paid-in capital	$67,333	$-

Related party notes payable converted to common stock and additional paid-in capital	$223,899	$-

Acquisition of intangible assets with issuance of stock	$-	$(230,697)
Asset impairment loss	-	230,697
Issuance of common stock towards stock-based compensation and services	-	544,000
Issuance of common stock for acquisition of assets of one source	-	225,000
Issuance of common stock towards conversion of debt	-	349,400

	$-	$1,118,400

The accompanying notes are an integral part of the financial statements

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., formerly known as Versa Card, Inc. (the “Company”),  was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development. On November 12, 2009, the name of the Company was changed from Versa Card, Inc. to Spine Pain Management, Inc. The Company commenced commercial operations in August 2009 and is no longer considered a development stage company.  Since inception, the Company had engaged in and contemplated several ventures and acquisitions, many of which were not consummated.

At the end of December 2008, the Company began moving forward to launch its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. In August 2009, the Company opened its first spine injury diagnostic center in Houston, Texas.  The Company also currently has two other spine diagnostic centers in McAllen, Texas and in the Tampa Bay Area of Florida..  All three of the Company’s facilities use a fellowship trained pain doctor to provide spine diagnostic injections, with assistance from Emergency Medical Transit and specialized radiological personnel. The Company is also currently evaluating the development of additional spine injury diagnostic centers across the United States.

The Company is a medical marketing, management and billing and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from automobile and work-related accidents. The Company’s mission is to deliver turnkey solutions to spine surgeons, orthopedic surgeons and other health care providers for necessary and appropriate treatment for spine related injuries. The goal of the Company is to become a leader in providing care management services to spine surgeons and orthopedic surgeons to facilitate proper treatment of their injured patients. By providing early treatment, the Company believes that spine injuries can be properly managed to provide needed relief from painful conditions to injured victims and quickly place them on the road to recovery. The Company believes its advocacy is rewarding to patients because its care management program focuses on moving injured victims’ treatment forward to conclusion without the delay and hindrance of the legal process.

The Company engages independent contractors to perform medical services for patients under a fixed fee arrangement.  Subsequently, the Company bills the patient for the medical services provided by the independent contractor.  In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney.  Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill, upon settlement or final judgment of the accident case.  The payment to the Company is made through the attorney of the patient.  In most cases the healthcare providers must agree to the settlement price, and the patient must sign off on the settlement.  Once the healthcare providers are paid, the patient’s attorney can receive payment for his or her legal fee.  In certain instances, the Company may bill a patient’s health insurance company if such patient has adequate health insurance.

The clinic facilities where the Company’s spine injury diagnostic centers operate are owned or leased by the Company’s independent contractor or a third party.  The Company has no ownership interest in these clinic facilities, nor does the Company have any responsibilities towards building or operating the clinic facilities.  Each of the Company’s independent contractors performs services for the Company (in the form of providing medical diagnostic services for patients) pursuant to a medical services agreement.

On November 12, 2009, the Company changed its name from "Versa Card, Inc." to "Spine Pain Management, Inc." and has changed its trading symbol from "IGLB" to "SPIN." The name change was effected legally with the Delaware Secretary of State on November 12, 2009 and was effected in the market on November 27, 2009.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 2.  GOING CONCERN CONSIDERATIONS

Prior to opening its diagnostic center in Houston, Texas in 2009 and the McAllen, Texas center in 2010, the Company had a history of recurring losses from operations and accordingly, has an accumulated deficit of $13,903,148 as of December 31, 2010. During the year ended December 31, 2010, the Company realized net revenue of $3,389,581 and net income of $1,101,550. Successful business operations and its transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support its cost structure. Considering the nature of the business, the Company is not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund its planned operations and strategic business plan through December 31, 2011. There can be no assurances that there will be adequate financing available to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. ACQUISITION OF ONE SOURCE PLAINTIFF FUNDING, INC.

The Company considered various concepts in connection with the launch of its new spine injury diagnostic business and in 2009 entered into an agreement with Brian Koslow and David Waltzer to acquire the website and certain proprietary lawsuit funding methodologies of One Source Plaintiff Funding, Inc., a Florida corporation (“One Source”) in exchange for 900,000 shares of the Company’s common stock valued at $225,000. The Company subsequently determined that it had no use for the website and proprietary methodologies of One Source and that these assets had no continuing value to the Company. Accordingly, the assets were considered impaired, written off and recorded as an impairment loss in the Company’s statement of operations for the year ended December 31, 2009.  The Company also filed a lawsuit against Messrs. Koslow and Waltzer, which was resolved through a settlement agreement and dismissed.  Under the settlement agreement Messrs. Koslow and Waltzer returned 625,000 of the 900,000 shares of common stock originally issued in the acquisition of One Source.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

Revenues are recognized in accordance with SEC staff accounting bulletin, Topic 13, Revenue Recognition, which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when medical diagnostic services are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the medical services are provided and are based upon the type and extent of the services rendered.  The Company’s credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to the Company by a third party and the credit policy includes terms of net 240 days for collections. (See Note 5)

Fair Value of Financial Instruments

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months of less.  Cash equivalents are stated at cost, which approximates fair value.

Long-Lived Assets

The Company periodically reviews and evaluates long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the statement of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. During 2009, the Company recorded an asset impairment loss of $230,697 in the accompanying statements of operations (see Note 3).

Comprehensive Income

The Company reports and discloses comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.  Under this guidance, the Company classifies items of other comprehensive income by their nature in a financial statement and discloses the accumulated balance of other comprehensive income separately in the stockholders’ equity (deficit) section classifies items of other comprehensive income by their nature in a financial statement and discloses the accumulated balance of other comprehensive income separately in the stockholders’ equity (deficit) section of the balance sheet. The Company had no other components of comprehensive income (loss) during 2010 or 2009.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

The Company’s assets that are exposed to credit risk consist primarily of cash and accounts receivable.  The Company has receivables from a diversified customer base and therefore the concentration of credit risk is minimal. The creditworthiness of customers is monitored before any services are provided. The Company records an allowance for doubtful accounts based on the nature of its business, collection trends, current economic conditions, the composition of its accounts receivable aging, and the assessment of probable loss related to uncollectible accounts receivable.  The Company did not recognize an allowance towards doubtful accounts during the years ended December 31, 2010 or 2009 (See Note 5).

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

The Company utilizes the prospective transition method, which requires the application of the accounting standard to new awards made, as well as awards from previous years that have been modified, repurchased, or cancelled after December 31, 2005.  The Company continues to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards (either the minimum value method, or the authoritative guidance for accounting for certain transactions involving stock based compensation). The Company recognized stock based compensation cost of $337,500 and $519,000, respectively, during 2010 and 2009.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Uncertain Tax Positions, continued

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

During 2010, the Company filed federal and applicable state income tax returns for the year ended December 31, 2009 and prior years.  Although the Company is incurring losses since its inception, the Company was obligated but was delinquent in filing income tax returns in compliance with IRS regulations and those of applicable state jurisdictions. Management believes that the Company will not incur significant penalties or interest for delinquent filing of federal and state income tax returns, nor federal or state income tax liabilities, as applicable, for the years prior to 2010, considering its loss making history since inception. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2010 and 2009, respectively. Management believes that because it has now filed all delinquent tax returns that its failure to timely file will not have a material adverse impact on the Company’s financial position, its results of operations or its cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states). Because U.S. federal and applicable state tax returns for years 2004 to 2009 were filed in 2010, management believes that all these years of returns will remain subject to audit until 2013.

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

Net Income/Loss per Share

Basic and diluted net income/loss per common share are presented in accordance with Accounting Standard Codifications (ASC) Topic 260, “Earnings per Share”, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted income/loss per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net income/loss per share is calculated by dividing the net income/loss by the weighted average number of shares outstanding during the periods.

Reclassifications

Certain items in the 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.  Such reclassifications had no effect on the Company’s financial position, results of operations and cash flows.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting Standard Updates

In October 2009, the FASB issued Accounting Standard Updates (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In April 2010, the FASB issued ASU No. 2010-12, “Income Taxes” (Topic 740). ASU No. 2010-12 amends FASB ASU subtopic 740-10 “Income Taxes” to include paragraph 740-10-S99-4. FASB Codification Topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method” (Topic 605). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In July 2010, the FASB issued new accounting guidance to provide greater transparency and address disclosures about the credit quality of financing receivables and the allowance for credit losses.  In addition, this guidance assists in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.  Additional disclosures must be provided on a disaggregated basis.  The guidance defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferor’s interest in securitization transactions accounted for as sales under ASC Topic  860; and purchased beneficial interests in securitized financial assets.  This guidance is effective for the Company for interim or annual periods ending on or after December 15, 2010.  This guidance has no material impact on the Company’s financial position, results of operations and cash flows.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting Standard Updates, continued

In December 2010, the FASB issued new accounting guidance on goodwill and other intangible assets. Under Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 5.  ACCOUNTS RECEIVABLE

The Company recognizes revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, Revenue Recognition, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue be recognized. The Company bills patients based on CPT (Current Procedural Terminology) codes for the medical procedure performed.  CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services.  CPT codes are developed, maintained and copyrighted by the American Medical Association.  The Company believes that since medical practitioners use the same codes for specified procedures that the codes yield uniformity in billing.  Each patient is billed the normal billing amount, based on national averages, for a particular CPT code procedure.

Revenue is recognized by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. During 2009, a 45% discount rate was used, based on historical experience of similar businesses. However, in 2010, the expected collection experience was refined, based on settled patient cases, and the discount rate was increased to 48%, reducing net revenue recognized to 52% of CPT code billings.  In the Form 10-K for the year ended December 31, 2009, the “revenue” reflected in the Statements of Operations for the year ended December 31, 2009 represents only the gross amount billed without deducting the estimated account discounts; the discount is included under Operating Expenses as Allowance for Doubtful Accounts.  Revenue presentation has been changed in the accompanying Statements of Operations, which presents revenue for the years ended December 31, 2010 and 2009 using the “net revenue” concept described above.

The Company's patients are typically plaintiffs in accident lawsuits and the timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case. Because the Company's business model is new, in 2009 management believed that receivables would generally be collected within one year based on settlement or judgment of each individual case. However, experience in 2010 demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, the Company has classified receivables as current and long term based on the Company's experience, which indicates that 42% of cases will be subject to a settlement or judgment within one year of a medical procedure.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 5.  ACCOUNTS RECEIVABLE, continued

The Company takes the following steps to establish an arrangement between all parties and facilitate collections upon settlement or final judgment of cases:

•
Each patient is required to complete and sign medical and financial paperwork which includes an acknowledgement of the patient’s responsibility of payment for the services provided.  Additionally, because the Company's patients are typically plaintiffs in accident lawsuits, the paperwork includes an assignment of benefits derived from any settlement or judgment of the patient’s case.

•
Each patient's attorney is required to issue the Company a Letter of Protection designed to guarantee payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection is also designed to preclude any case settlement without providing for payment of the patient’s medical bill.

•
The Company's patients have typically been previously referred to a doctor who performed the initial treatment based on a recommendation by their attorney.  The doctor then typically refers the patient to us.  The Company only accepts patients if the initial referral is from a reputable plaintiff's attorney with adequate experience in personal injury lawsuits.  Before referring a patient to a doctor, the attorney is expected to have evaluated the patient’s accident case, including the conditions that gave rise to the patient's injuries and the extent and quality of general liability insurance held by the defendant.  The attorney is also responsible for determining that a settlement favorable to the patient/plaintiff is expected.

NOTE 6.  NOTES PAYABLE

Notes payable consists of the following at December 31, 2010 and 2009:

	2010	2009

Note payable to an individual	$-	$9,334

Note payable to a company	-	1,983

	$-	$11,317

During 2010, the Company’s outstanding payables that were over five years old could not be confirmed and were deemed to be past the statute of limitations. Accordingly, certain notes payable, totaling $11,317 as of December 31, 2009, are no longer reflected in the Company’s financial statements as of December 31, 2010.

NOTE 7. DUE TO FORMER OFFICERS AND DIRECTORS

Due to former officers and directors consists of the following at December 31, 2010 and 2009:

	2010	2009

Due to former Chief Executive Director	$-	$4,237

Due to former Chief Accounting Officer	-	51,779

	$-	$56,016

During 2010, the Company’s outstanding payables that were over five years old could not be confirmed and were deemed to be past the statute of limitations. Accordingly, certain amounts due to former officers and directors totaling $56,016 as of December 31, 2009, are no longer reflected in the Company’s financial statements as of December 31, 2010.  These amounts and the amounts described in Note 6 are reflected in the accompanying statements of stockholders’ equity (deficit) as capital contributions totaling $67,333.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 8.  DUE TO RELATED PARTIES

Due to related parties consists of the following at December 31, 2010 and 2009:

	2010	2009

Due to Northshore Orthopedics Associates	$740,500	$-

Due to Chief Executive Officer	310,699	269,295

	$1,051,199	$269,295

Amounts due to Northshore Orthopedics Associates (“NSO”, a company owned by the Company’s Chief Executive Officer) and the Company’s Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. The Company used the amounts received to meet its working capital requirements. (See Note 10)

NOTE 9. DEBENTURES

Between October and December 2010, three investors subscribed to purchase an aggregate of $200,000 of debentures and warrants of the Company.  The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year.  The entire principal amount of the debentures is due in one lump sum on June 30, 2013.  The debentures were issued with three sets of detachable warrants as follows: (i) two year Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share, (ii) three year Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share, and (iii) three year Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share.

NOTE 10. RELATED PARTY TRANSACTIONS

Medical Services Agreement

In August 2009, the Company entered into a medical services agreement with NSO, which is 100% owned by the Company’s Chief Executive Officer, William Donovan, M.D., to open its first spine injury diagnostic center in Houston, Texas. Pursuant to the terms of the agreement, NSO operates as an independent contractor for the Company to provide medical diagnostic services for evaluation and treatment of patients with spine injuries.  NSO charges the Company a fixed per-patient fee (which is predetermined and prenegotiated) as compensation for these services, pursuant to the agreement.  NSO’s business relationship with the Company is that of an independent contractor and the Company does not have any commitment or obligation to pay for any of the clinic’s direct costs, such as rent and utilities.  NSO is responsible for its own taxes associated with its performance of the services and receipt of payments pursuant to this agreement.  NSO is the sole operator of the clinic that treats the patients.  The medical services agreement has a term of three years, and thereafter will automatically renew for another three years at the discretion of involved parties.

As of December 31, 2010, the Company had a balance of $740,500 payable towards NSO’s costs incurred and billed to the Company and included as cost of sales in the accompanying statements of operations.  The Company does not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO’s services.  However, Dr. Donovan is the sole owner of NSO and NSO is paid for costs incurred under the medical services agreement. During the years ended December 31, 2010 and 2009, the Company issued 285,714 and 500,000 shares of common stock, respectively, to Dr. Donovan for the conversion of $200,000 and $349,400, respectively, of outstanding debt owed by the Company to NSO.

Additionally, as shown in note 8, at December 31, 2010 and 2009, the Company had balances payable of $310,699 and $269,295, respectively, to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of the Company.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2010 and 2009, the Company issued common stock to compensate officers, employees, directors and outside professionals. The stock issuances for services were valued based on the quoted market price of the Company’s common stock on the date of issuance. Following is an analysis of common stock issuances during the years ended December 31, 2010 and 2009:

In December 2010, the Company’s board of directors authorized the issuance of 25,000 restricted shares of common stock to Charles Rufai, CPA, for the conversion of $23,900 of outstanding debt owed to him by the Company.

In September 2010, the Company issued 400,000 restricted shares of common stock as payment for professional services.

In August 2010, the Company issued 50,000 restricted shares of common stock, each to Jerry Bratton, Franklin A. Rose, and John Bergeron, valued at a total of $97,500, as consideration for serving on the Board of Directors.

In August 2010, the Company received and cancelled a total of 625,000 shares of common stock, previously issued to Brian Koslow and David Waltzer, in settlement of a lawsuit.

In May 2010, the Company issued 50,000 restricted shares of common stock to John Talamas, the Company's Chief Operating Officer, valued at $45,000, as compensation under his employment agreement.

In May 2010, the Company issued 250,000 restricted shares of common stock valued at $225,000 to Richard Specht, a Director of the Company, for service on the Board of Directors.

In May 2010, the Company issued 285,714 restricted shares of common stock to William Donovan, M.D., the Company’s Chief Executive Officer, for the conversion of $200,000 of outstanding debt owed by the Company to NSO.

In December 2009, the Company issued 500,000 restricted shares of common stock to William Donovan, M.D., the Company’s Chief Executive Officer, for the conversion of $349,400 of outstanding debt owed to him by the Company.

In February 2009, the Company issued 2,100,000 restricted shares of Company common stock to various individuals, including certain directors, officers and stockholders, for services and compensation valued at approximately $544,000.

Pursuant to a Stock Exchange Agreement dated February, 2009, the Company acquired the website and proprietary methodologies of One Source Plaintiff Funding, Inc. in exchange for 900,000 restricted shares of its common stock valued at $225,000 (see Note 3 and cancellation of 625,000 shares in August 2010).

William Donovan, M.D., the Company’s Chief Executive Officer and John Talamas, the Company's Chief Operating Officer, each have employment agreements with the Company. The agreements were each determined to contain ambiguous Company performance criteria under which Dr. Donavan would be awarded 1,000,000 shares of the Company's common stock and Mr. Talamas would be awarded 500,000 shares of the Company's common stock.  Accordingly, no stock compensation related to Company performance has been recognized for the year ended December 31, 2010 or 2009. The Compensation Committee intends to review the employment agreements of Dr. Donovan and Mr. Talamas during 2011 to determine whether the stock award provisions within the agreements should be amended to address any ambiguities.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 11. STOCKHOLDERS’ EQUITY, continued

Warrants

A summary of warrant activity for the year ended December 31, 2010 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-The-Money)

Outstanding at December 31, 2009	-	$-	-	$-

Warrants issued with long-term debentures	200,000	$2.75	2.3	$-

Outstanding at December 31, 2010	200,000	$2.75	2.3	$-

Exercisable at December 31, 2010	200,000	$2.75	2.3	$-

The following summarizes outstanding warrants and their respective exercise prices at December 31, 2010:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Warrants	Price	Expiration	Term (in years)

Series A Warrants	100,000	$1.50	Oct- Dec 2012	1.8
Series B Warrants	50,000	3.00	Oct- Dec 2013	2.8
Series C warrants	50,000	5.00	Oct- Dec 2013	2.8

	200,000

NOTE 12.  INCOME TAXES

The Company has not made provision for income taxes for the years ended December 31, 2010 or 2009, since the Company has net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at December 31, 2010 and 2009:

	2010	2009

Benefit from net operating loss carryforwards	$2,762,897	$3,170,770

Less valuation allowance	(2,762,897)	(3,170,770)

	$-	$-

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 12.  INCOME TAXES, continued

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset.  Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, the Company has determined that it is not currently likely that a deferred income tax asset of approximately $2,762,897 and $3,170,770 attributable to the future utilization of the approximate $7,468,101 and $8,569,651 in eligible net operating loss carryforwards as of December 31, 2010 and 2009, respectively, will be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2029.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying statement of operation, to the expected amount at the 34% federal statutory rate:

	2010	2009

Income tax (provision) benefit at the 34% statutory rate	$(374,527)	$244,978
Effect of state income taxes	(33,046)	21,615
Less change in valuation allowance	407,573	(266,593)

Income tax (provision) benefit	$-	$-

During 2010, the Company filed certain delinquent U.S. federal and state tax returns and is now current in its income tax return filings. Such filings did not have any significant impact on the Company’s financial position, its results of operations and cash flows considering its net operating loss carryforward position.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against us (the Company) and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement.  We subsequently requested that the transfer agent place a stop transfer order on the shares.  The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  We filed a motion to dismiss in April 2010.  The Court ruled on this motion and dismissed all fraud counts.  Additionally, we have filed a counterclaim relating to the validity of a mutual release agreement and certain other related matters.  In December 2010, the plaintiffs filed a motion for judgment on the pleadings in connection with the counterclaim.  We have responded, and the motion is still pending.  The disposition of the motion will also control the scope of discovery in the suit.  Although we believe the plaintiffs’ case is without merit, there can be no assurance that the outcome of this case will be favorable to us.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 13. COMMITMENTS AND CONTINGENCIES, continued

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against us (the Company), William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc.  The plaintiffs claim that we issued 2,000,000 shares of our stock as compensation for work they performed for us.  In December 2008, and again in early 2009, the plaintiffs sold some of their shares.  In February 2009, however, we issued a stop transfer resolution preventing the plaintiffs from selling any of the remaining shares.  The plaintiffs claim the following causes of action: 1) breach of contract, stating that the defendants agreed to compensate the plaintiffs by tendering 2,000,000 shares of stock free and clear; 2) conversion, claiming the defendants wrongfully and without authority converted the common stock owned by the plaintiffs; 3) fraud and fraudulent inducement, claiming the defendants’ conduct constitutes legal fraud and deceit; 4) breach of fiduciary duty, claiming the defendants had a fiduciary relationship with the plaintiffs and owed them the utmost duty of good faith, fair dealing, loyalty and candor; 5) intentional infliction of emotional distress, claiming the defendants’ conduct was extreme, outrageous, deliberate and intentional; 6) unjust enrichment, claiming that the defendants had no right to prevent the plaintiffs from selling the stock; and 7) declaratory judgment, seeking the Court to declare the common stock was proper and authorized.  The plaintiffs seek exemplary and punitive damages, as well as attorney fees.  The case is currently scheduled to go to trial in May 2011, but the parties have filed an Agreed Motion for Continuance asking the Court to reset this case to October.  We are also awaiting a ruling from the Court of Appeals on certain jurisdictional issues.  We believe the case is without merit and are vigorously fighting the lawsuit.  There can be no assurance, however, that the outcome of this case will be favorable to us.

On March 10, 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against us (the Company), Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  The plaintiffs filed the suit in the United States District Court, Middle District of Florida and request damages and injunctive relief for various breaches of contract and securities violations.  The Court entered a default judgment against the defendants in July 2008.  The Court set aside the default judgment and reopened the case in November 2008.  In January 2011, the Court dismissed seven of nine of the counts in the plaintiffs’ complaint and dismissed as defendants Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  In February 2011, the Court held a bench trial on the plaintiffs’ remaining two claims against us (relating to good faith and fair dealing and breach of contract).  In March 2011, the Court dismissed one of the claims but ruled in favor of Riverside Manitoba, Inc. against us for the remaining claim in the amount of $21,537 in full satisfaction of the claim.

NOTE 14.  SUBSEQUENT EVENTS

In January 2011, we expanded our operations beyond the State of Texas with the opening of a spine diagnostic center in the Tampa Bay Area of Florida.  The Tampa Bay center facilitates medical spine injection procedures to patients from the Tampa, Clearwater and St. Petersburg area.  The center uses a fellowship trained pain doctor, acting as an independent contractor, to provide spine diagnostic injections, with assistance from EMT and specialized radiological personnel.

In February 2011, two investors subscribed to purchase an aggregate of $200,000 of debentures and warrants of the Company.  The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year.  The entire principal amount of the debentures is due in one lump sum on June 30, 2013.  The debentures were issued with three sets of detachable warrants similar to those described in Note 9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2010, we dismissed Jewett, Schwartz, Wolfe & Associates (“JSW”) as our independent registered public accounting firm and engaged Ham, Langston & Brezina, LLP (“HLB”) as our new independent registered public accounting firm.  During the years ended December 31, 2009 and 2008 and through September 13, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to JSW’s satisfaction would have caused JSW to make reference thereto in connection with JSW’s reports on our financial statements for such fiscal years.  Additionally, during the years ended December 31, 2009 and 2008 and through September 13, 2010, we had no reportable events as set forth in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  Based on this evaluation, our management concluded that, as of December 31, 2010, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	68	Chief Executive Officer, President, Interim Principal Financial Officer and Director
John Talamas	55	Chief Operating Officer
John Bergeron	54	Director
Jerry Bratton	58	Director
Franklin Rose, M.D.	59	Director
Richard Specht	29	Director

William Donovan, M.D. – Dr. Donovan has served as our Chief Executive Officer since January 2009 and as our President since May 2010.  He has served as one of our Directors since April 2008.  He is a Board Certified Orthopedic Surgeon, and has been involved with venture funding and management for over 25 years.  He was the co-founder of DRCA (later known as I.O.I) and became Chairman of this company that went from the pink sheets, to NASDAQ and then to the AMEX before being acquired by a subsidiary of the Bass Family.  He was a founder of “I Need A Doc,” later changed to IP2M that was acquired by Dialog Group, a publicly traded company.  He was the Chairman of House of Brussels, an international chocolate company and president of ChocoMed, a specialized confectionery company combining Nutraceuticals with chocolate bars.  Dr. Donovan has been practicing as a physician in Houston since l975. Throughout his career as a physician, he has been involved in projects with both public and private enterprises. He received his Orthopedic training at Northwestern University in Chicago.  He was a Major in the USAF for 2 years at Wright Patterson Air Force base in Dayton, Ohio. He established Northshore Orthopedics in 1975 and continues in active practice in Houston, Texas specializing in Orthopedic Surgery.

John A. Talamas – Mr. Talamas has served our Chief Operating Officer since May 2010.  He previously served as our Chief Operating Officer from February 2009 to July 2009.  Subsequently, he served as our Director of Operations.  He is also currently the Chief Executive Officer of Quality Drill Media LLC, a full service advertising company, a position he has held since August 2003.  While with Quality Drill Media, he has developed and launched care management service programs facilitating patients who require appropriate medical and chiropractic treatment.  Prior to working for Quality Drill Media, Mr. Talamas also previously held the following positions: Special Projects Accountant for Radio–One, Inc.; Director of Media Affiliates for IP2M, Inc.; Chief Financial Officer for Signtex Imaging, Inc.; and Financial Manager for Eller Media Co. Inc.  Mr. Talamas has an extensive business background in developing and launching successful marketing programs for attorneys, doctors treating injured workers, and medical facilities associated with these types of patients.  Mr. Talamas earned a Bachelor’s of Business Administration with a concentration in Accounting from Laredo State University, Cum Laude, in May 1981.

John Bergeron, CPA – Mr. Bergeron has served as one of our Directors since July 2010.  He currently serves as President of Jolpeg Inc., a private firm that consults on financial matters in service industries, a position he has held since May 2008.  Also since May 2008, he has worked as Controller of Christian Brothers Automotive Corporation, of which he also currently owns and operates a franchise.  From May 2005 until May 2008, Mr. Bergeron served as Divisional Controller of Able Manufacturing, a division of NCI Group, Inc, where his responsibilities included financial reporting, budgeting and Sarbanes-Oxley Act compliance.  Prior to that, Mr. Bergeron worked as controller of different internet companies and as an accounting manager for several other private firms.  He has also worked as an auditor for Arthur Andersen.  Mr. Bergeron has more than thirty years experience in financial management and corporate development of manufacturing and service industry companies.  He has extensive experience in financial reporting of public companies, risk management, business process re-engineering, structuring and implementing accounting procedures and internal control programs for Sarbanes-Oxley Act compliance.  Mr. Bergeron is a Certified Public Accountant.  He received a Bachelor of Business Administration in Accounting from Lamar University in 1979.  He is also currently the President of the Montgomery County MUD #83.

Jerry Bratton, J.D., MBA – Mr. Bratton has served as one of our Directors since July 2010.  He has served as President of Bratton Steel, L.P. since 2006 and previously with Bratton Steel, Inc. (its predecessor) since 1991.  Bratton Steel is a structural steel fabricating company. As President, Mr. Bratton has grown the company from a startup to a company that employs up to approximately 75 employees.  He has significant experience in overseeing sales, estimating, project management and contracting.  Mr. Bratton served as President of the Texas Structure Steel Institute from 2007 to 2008.  He is also a member of the American Institute of Steel Construction.  Mr. Bratton has business and investment background in medical software, personal medical information records storage, RFID security products and energy ventures.  Mr. Bratton is a licensed attorney in the State of Texas and previously served as an assistant general counsel in the construction industry.  Mr. Bratton earned Juris Doctorate and Master of Business Administration degrees from Texas Tech University in 1977.

Franklin A. Rose, M.D. – Dr. Rose has served as one of our Directors since July 2010.  He is a Board Certified plastic and reconstructive surgeon.  He has been in private practice since 1984 and currently has hospital affiliations in Houston, Texas with First Street Surgical Center, Woman’s Hospital of Texas, Memorial Hermann Hospital-Northwest and Twelve Oaks Hospital.  Dr. Rose is an experienced surgeon, well acquainted with various surgical and medical procedures.  He has also been involved in investing with multiple micro-cap medical companies.  Dr. Rose earned a Doctor of Medicine degree from the University of Colorado in 1977, and a Bachelor of Science degree from the University of Wisconsin, Madison in 1973.  He is a member of the American Medical Association, the American Society of Plastic Surgeons, the Lipolysis Society of North America and the American Society of North America.  He is also the attending plastic surgeon to The Texas Institute of Plastic Surgery.

Richard Specht – Mr. Specht has been one of our Directors since December 2008.  He also previously served one of our Directors from October 2007 to April 2008, and briefly served as interim Chief Executive Officer and interim Chief Financial Officer in April 2008.  For more than five years, Mr. Specht has worked as a self-employed investor in securities of various private and public companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are aware of three people who, during the fiscal year ended December 31, 2010 were Directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows:

John Talamas, our Chief Operating Officer, failed to timely file a Form 3 when he was appointed Chief Operating Officer in 2010.  This report, however, was ultimately filed in 2010.

Rene Hamouth, a beneficial owner of more than ten percent of our common stock, has failed to file a Form 4 in connection with the disposition of shares he beneficially owned sometime in 2010.

Code of Ethics

We have adopted a code of ethics that applies to our Directors, principal executive officers, principal financial officers, principal accounting officer or controller, and persons performing similar functions.  The Code of Ethics for Directors and Executive Officers can be found on our website at www.spinepaininc.com/investor-information.  Further, we undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Spine Pain Management, Inc., 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we mailed to stockholders on or around June 18, 2010 for our Annual Meeting held last July 13, 2010.

Audit Committee

We have established a separately-designated standing audit committee.  The Audit Committee consists of our three independent Directors, including John Bergeron, Jerry Bratton and Franklin Rose, M.D.  Mr. Bergeron is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K.  The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2010 and 2009 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William F. Donovan,	2010	-	-	-		-	-	-	-	-
CEO, Interim PFO	2009	-	-	260,000	(1)	-	-	-	-	260,000

Timothy Donovan,	2010	-	-	-		-	-	-	-	-
Former Interim CEO	2009	-	-	104,000	(2)	-	-	-	-	104,000

John Talamas, COO	2010	-	-	45,000	(3)	-	-	-	-	45,000
	2009	-	-	125,000	(4)	-	-	-	-	125,000

(1)	In February 2009, we issued 1,000,000 restricted shares of common stock to Dr. Donovan as consideration for his employment as Chief Executive Officer.

(2)
In February 2009, we issued 400,000 restricted shares of common stock to Mr. Timothy Donovan as consideration for his past employment as interim Chief Executive Officer and his employment as Director of Clinic Operations.  Mr. Timothy Donovan currently serves as Vice President of Corporate Development and Administration.  He is the son of William Donovan, M.D., our Chief Executive Officer.

(3)	In May 2010, we issued 50,000 restricted shares of common stock to Mr. Talamas as consideration for his employment as Chief Operating Officer.

(4)
In February 2009, we issued 500,000 restricted shares of common stock to Mr. Talamas as consideration for his employment as Chief Operating Officer.  Mr. Talamas returned these shares to us when he resigned as Chief Operating Officer, but we reissued these shares to Mr. Talamas when he was subsequently appointed Director of Operations.  Mr. Talamas was reappointed as Chief Operating Officer in May 2010.

Employment Agreements

In May 2010, we entered into an Employment Agreement with our Chief Executive Officer and President, William F. Donovan, M.D.  This Employment Agreement, which has a term that expires on May 1, 2012, replaces and supersedes, in its entirety, the Employee Agreement and offer letter entered into on or about February 28, 2009 under which Dr. Donovan previously served as Chief Executive Officer.  The Employment Agreement provides that we will transfer to Dr. Donovan 1,000,000 restricted shares of common stock if Dr. Donovan is employed by us under his Employment Agreement on June 30 of the calendar year in which we achieve an annual fully diluted earning per share of at least $0.01 as reflected in the audited financial statements filed with an annual report on Form 10-K filed with the Securities and Exchange Commission.

Also in May 2010, we entered into an Employment Agreement with our Chief Operating Officer, John A. Talamas.  Pursuant to the Employment Agreement, which has a term that expires on May 1, 2012, we issued Mr. Talamas 50,000 shares of restricted common stock as consideration for his new employment.  The Employment Agreement also provides that we will transfer to Mr. Talamas 500,000 restricted shares of common stock if Mr. Talamas is employed by us under his Employment Agreement on June 30 of the calendar year in which we achieve an annual fully diluted earning per share of at least $0.01 as reflected in the audited financial statements filed with an annual report on Form 10-K filed with the Securities and Exchange Commission.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by named executive officers at December 31, 2010.

	Stock Awards
Name	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity Incentive Plan Awards: Number of Unearned shares that have not vested		Equity Incentive Plan Awards: Market or payout value of unearned shares that have not vested
William F. Donovan, M.D., CEO	-	-	1,000,000	(1)	$750,000	(2)
John A. Talamas, COO	-	-	500,000	(1)	$375,000	(2)

(1)
Dr. Donovan’s employment agreement and Mr. Talamas’ employment agreement each provides that we will transfer 1,000,000 and 500,000 restricted shares of common stock to Dr. Donovan and Mr. Talamas, respectively, if such employee is employed by us under his employment agreement on June 30 of the calendar year in which we achieve an annual fully diluted earning per share of at least $0.01 as reflected in the audited financial statements filed with an annual report on Form 10-K filed with the Securities and Exchange Commission.  The terms under which this performance achievement is reached, however, were determined to be ambiguous as stated in the agreements.  Accordingly, we did not grant Dr. Donovan or Mr. Talamas a stock award for the year ended December 31, 2010. The Compensation Committee intends to review the employment agreements of Dr. Donovan and Mr. Talamas during 2011 to determine whether the stock award provisions within the agreements should be amended to address any ambiguities.

(2)	This dollar amount was calculated using the closing market price of our common stock on December 31, 2010, which was $0.75 per share.

Compensation of Directors

At present, we do not pay our Directors for attending meetings of the Board of Directors, although we may adopt a Director compensation policy in the future. We have no standard arrangement pursuant to which Directors are compensated for any services they provide or for committee participation or special assignments.  We did, however, provide compensation to certain Directors during the year ended December 31, 2010 as follows:

Summary Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Bergeron	-	32,500	(1)	-	-	-	-	32,500
Jerry Bratton	-	32,500	(2)	-	-	-	-	32,500
William Donovan, M.D.	-	-		-	-	-	-	-
Franklin Rose, M.D.	-	32,500	(3)	-	-	-	-	32,500
Richard Specht	-	225,000	(4)	-	-	-	-	225,000

(1)	In August 2010, we issued Mr. Bergeron 50,000 shares of restricted common stock as consideration for serving on the Board of Directors.

(2)	In August 2010, we issued Mr. Bratton 50,000 shares of restricted common stock as consideration for serving on the Board of Directors.

(3)	In August 2010, we issued Dr. Rose 50,000 shares of restricted common stock as consideration for serving on the Board of Directors.

(4)	In May 2010, we issued Mr. Specht 250,000 shares of restricted common stock as consideration for serving on the Board of Directors.

Compensation Policies and Practices as they Relate to Risk Management

We attempt to make our compensation programs discretionary, balanced and focused on the long term.  We believe goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for its executives.  Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 25, 2011 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our executive officers and (iv) all of our executive officers and Directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 25, 2011, there were 17,403,396 shares of common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	2,981,941		17.13%
Richard Specht (1)	252,500		1.45%
John A. Talamas (1)	500,000		2.87%
Franklin A. Rose, M.D. (1)	150,000		0.86%
John Bergeron (1)	50,000		0.29%
Jerry Bratton (1)	1,556,100	(2)	8.94%
All Directors and executive officers as a group (6 persons)	5,490,541		31.55%
Rene Hamouth (3)	3,000,000		17.24%
William R. Dunavant (4)	1,800,000		10.34%

(1)	The named individual is one of our executive officers or Directors. Our business address is 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

(2)	Of the 1,556,100 shares beneficially owned by Jerry Bratton, he has sole voting power of 320,000 shares and shared voting power with his spouse of 1,236,100 shares.

(3)	Mr. Hamouth’s address is 202-1280 Richards Street, Vancouver, BC, Canada, V6B 2G2.

(4)
William R. Dunavant, our former CEO, is the beneficial owner of Dunavant Family Holdings, Inc.  Mr. Dunavant’s address is 2624 Eagle Cove Drive, Park City, Utah 84060.  These shares were issued to Mr. Dunavant in connection with a transaction with First Versatile Smartcard Solutions Corporation.  In December 2008, this transaction was rescinded, and as such, we believe the issuance to Mr. Dunavant was effectively rescinded.  We are currently involved in litigation with Mr. Dunavant regarding the validity of this issuance, as described further in the section titled “Legal Proceedings” of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2009, the Company entered into a medical services agreement with NSO, which is 100% owned by the Company’s Chief Executive Officer, William Donovan, M.D., to open its first spine injury diagnostic center in Houston, Texas. Pursuant to the terms of the agreement, NSO operates as an independent contractor for the Company to provide medical diagnostic services for evaluation and treatment of patients with spine injuries.  NSO charges the Company a fixed per-patient fee (which is predetermined and prenegotiated) as compensation for these services, pursuant to the agreement.  NSO’s business relationship with the Company is that of an independent contractor and the Company does not have any commitment or obligation to pay for any of the clinic’s direct costs, such as rent and utilities.  NSO is responsible for its own taxes associated with its performance of the services and receipt of payments pursuant to this agreement.  NSO is the sole operator of the clinic that treats the patients.  The medical services agreement has a term of three years, and thereafter will automatically renew for another three years at the discretion of involved parties.

As of December 31, 2010, the Company had a balance of $740,500 payable towards NSO’s costs incurred and billed to the Company and included as cost of sales in the accompanying statements of operations.  This outstanding amount is non-interest bearing, due on demand and does not follow any specific repayment schedule.  The Company does not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO’s services.  However, Dr. Donovan is the sole owner of NSO and NSO is paid for costs incurred under the medical services agreement. During the years ended December 31, 2010 and 2009, the Company issued 285,714 and 500,000 shares of common stock, respectively, to Dr. Donovan for the conversion of $200,000 and $349,400, respectively, of outstanding debt owed by the Company to NSO.

Additionally, as of December 31, 2010, the Company had a balance of $310,699 due to Dr. Donovan in his individual capacity for working capital advances and payments made on behalf of the Company.  This outstanding amount is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Review, Approval or Ratification of Transactions with Related Persons

Currently, we rely on our Board of Directors to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board of Directors reviews a transaction in light of the affiliations of the director, officer, or employee and the affiliations of such person’s immediate family.  Our Board of Directors will approve or ratify a transaction if it determines that the transaction is consistent with our best interests and the best interests of our stockholders.  Additionally, to ensure, among other things, that potential conflicts of interest are avoided or declared, our Board of Directors has adopted a Code of Ethics, setting forth the responsibilities of our officers, directors and employees.

Director Independence

We currently have three independent Directors on our Board, including John Bergeron, Jerry Bratton and Franklin A. Rose, M.D.  The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Franklin A. Rose, M.D., John Bergeron and Jerry Bratton and made a subjective determination as to each of these Directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director of Spine Pain Management, Inc.  In making these determinations, the Board reviewed information provided by these Directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2010 and 2009.  On September 13, 2010, we dismissed Jewett, Schwartz, Wolfe & Associates (“JSW”) as our independent registered public accounting firm and engaged Ham, Langston & Brezina, LLP (“HLB”) as our new independent registered public accounting firm.

	2010	2009
Audit Fees(1)	$68,000	$68,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-

Total Fees	$68,000	$68,000

(1)
Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)
Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

We did not have a standing audit committee until July 13, 2010. Therefore, for the fiscal year ended December 31, 2009 all audit services, audit-related services and tax services, as described above, were provided to us by JSW based upon prior approval of the Board of Directors.  All above audit services, audit-related services and tax services for the fiscal year ended 2010 were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003) *

10.2	Employment Agreement with John A. Talamas dated May 11, 2010 (Incorporated by reference from Form 8-K filed with the SEC on May 17, 2010) *

10.3	Employment Agreement with William F. Donovan, M.D. dated May 17, 2010 (Incorporated by reference from Form 8-K filed with the SEC on May 17, 2010) *

14.1	Code of Ethics (Incorporated by reference from our website. It can be found at: www.spinepaininc.com/investor-information)

16.1	Letter from Jewett, Schwartz, Wolfe & Associates to the SEC dated September 14, 2010 (Incorporated by reference from Form 8-K filed with the SEC on September 14, 2010) *

31.1
Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2011.

Spine Pain Management, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Interim Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.
William F. Donovan, M.D.	Director	March 30, 2011

/s/ Richard Specht
Richard Specht	Director	March 30, 2011

/s/ Jerry Bratton
Jerry Bratton	Director	March 30, 2011

/s/ Franklin Rose, M.D.
Franklin Rose	Director	March 30, 2011

/s/ John Bergeron
John Bergeron	Director	March 30, 2011