Form 10-Q
period 2011-03-31
Spine Pain Management, Inc
filed 2011-05-16
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011.

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
Yes  ☐    No  ☒

As of May 16, 2011, there were 17,403,396 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q

SPINE PAIN MANAGEMENT, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010 (1)
	(Unaudited)
Current assets:
Cash	$337,569	$177,203
Accounts receivable, net	1,433,994	1,254,618
Related party receivable	23,703	23,597
Prepaid expenses	134,708	151,333

Total current assets	1,929,974	1,606,751

Accounts receivable, net	1,969,229	1,721,520

Total assets	$3,899,203	$3,328,271

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$418,076	$367,497
Due to related parties	1,063,899	1,051,199

Total current liabilities	1,481,975	1,418,696

Debentures payable	271,852	136,586

Total liabilities	1,753,827	1,555,282

Commitments and contingencies

Stockholders' equity (deficit)
Common stock: $0.001 par value, 50,000,000 shares
authorized; 17,403,396 shares issued and outstanding
at March 31, 2011 and December 31, 2010	17,403	17,403
Additional paid-in capital	15,732,972	15,658,734
Accumulated deficit	(13,604,999)	(13,903,148)

Total stockholders’ equity	2,145,376	1,772,989

Total liabilities and stockholders' equity	$3,899,203	$3,328,271

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2011	2010

Net revenue	$839,446	$903,810

Cost of providing services	300,600	318,700

Gross profit	538,846	585,110

Operating, general and administrative expenses	230,974	231,487

Income from operations	307,872	353,623

Other income and (expense):
Other income	6,767	1,500
Interest expense	(16,490)	-

Total other income and (expense)	(9,723)	1,500

Net income	$298,149	$355,123

Net income per common share
Basic and fully-diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic and diluted	17,403,396	16,867,682

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010

Cash flows from operating activities:
Net income	$298,149	$355,123
Adjustments to reconcile net income to net cash
used in operating activities:
Interest expense related to warrant amortization	9,504	-
Changes in operating assets and liabilities:
Accounts receivable, net	(427,085)	(702,179)
Related party receivable	(106)	-
Prepaid expenses	16,625	-
Accounts payable and accrued liabilities	50,579	287,700

Net cash used in operating activities	(52,334)	(59,356)

Cash flows from financing activities:
Proceeds from issuance of debentures and warrants	200,000	-
Proceeds from related party notes payable	147,700	56,404
Repayments on related party notes payable	(135,000)	(8,000)

Net cash provided by financing activities	212,700	48,404

Net increase (decrease) in cash and cash equivalents	160,366	(10,952)

Cash and cash equivalents at beginning of period	177,203	32,789

Cash and cash equivalents at end of period	$337,569	$21,837

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At the end of December 2008, the Company began moving forward to launch its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. In August 2009, the Company opened its first spine injury diagnostic center in Houston, Texas.  The Company also currently has two other spine diagnostic centers in McAllen, Texas and in the Tampa Bay Area of Florida.  All three of the Company’s facilities use a fellowship trained pain doctor to provide spine diagnostic injections, with assistance from Emergency Medical Technicians and specialized radiological personnel. The Company is also currently evaluating the development of additional spine injury diagnostic centers across the United States.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2.  GOING CONCERN CONSIDERATIONS

Prior to opening its diagnostic center in Houston, Texas in 2009 and the McAllen, Texas center in 2010, the Company had a history of recurring losses from operations and accordingly, has an accumulated deficit of $13,604,999 as of March 31, 2011. During the three months ended March 31, 2011, the Company realized net revenue of $839,446 and net income of $298,149. Successful business operations and its transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support its cost structure. Considering the nature of the business, the Company is not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund its planned operations and strategic business plan through March 31, 2012. There can be no assurances that there will be adequate financing available to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by the Company’s management:

Basis of Presentation

The accompanying unaudited condensed financial statements of Spine Pain Management, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2010 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2011, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES, continued

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

Revenue Recognition

Revenues are recognized in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when medical diagnostic services are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the medical services are provided and are based upon the type and extent of the services rendered.  The Company’s credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to the Company by a third party and the credit policy includes terms of net 240 days for collections (see Note 4).

The Company’s assets that are exposed to credit risk consist primarily of cash and accounts receivable.  The Company has receivables from a diversified customer base and therefore the concentration of credit risk is minimal. The creditworthiness of customers is evaluated before any services are provided. The Company records a discount based on the nature of its business, collection trends, current economic conditions, the composition of its accounts receivable aging, and the assessment of probable loss related to uncollectible accounts receivable.

The Company did not recognize an allowance or provision for bad debts during the three months ended March 31, 2011 or the year ended December 31, 2010 (see Note 4).

Stock Based Compensation

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of income.  The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.

The Company utilizes the prospective transition method, which requires the application of the accounting standard to new awards made, as well as awards from previous years that have been modified, repurchased, or cancelled after December 31, 2005.  The Company continues to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards (either the minimum value method, or the authoritative guidance for accounting for certain transactions involving stock based compensation). The Company did not recognize any stock based compensation cost during the three months ended March 31, 2011.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL UNAUDITED CONDENSED STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES, continued

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

Reclassifications

Certain items in the 2010 financial statements have been reclassified to conform to the 2011 financial statement presentation.  Such reclassifications had no effect on the Company’s financial position, results of operations and cash flows.

Accounting Standard Updates

In December 2010, the FASB issued new accounting guidance on goodwill and other intangible assets. Under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4.  ACCOUNTS RECEIVABLE

The Company recognizes revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, Revenue Recognition, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue be recognized. The Company bills patients based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed.  CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services.  CPT codes are developed, maintained and copyrighted by the American Medical Association.  The Company believes that since medical practitioners use the same codes for specified procedures that the codes yield uniformity in billing.  Each patient is billed the normal billing amount, based on national averages, for a particular CPT code procedure.

Revenue is recognized by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. During 2009, a 45% discount rate was used, based on historical experience of similar businesses. However, in 2010, the expected collection experience was refined, based on settled patient cases, and the discount rate was increased to 48%, reducing net revenue recognized to 52% of CPT code billings.  In the Form 10-Q for the quarter ended March 31, 2010, the “revenue” reflected in the Statements of Operations for the quarter ended March 31, 2010 represents only the gross amount billed without deducting the estimated account discounts; the discount is included under Operating Expenses as Allowance for Doubtful Accounts.  Revenue presentation has been changed in the accompanying Statements of Operations, which presents revenue for the quarters ended March 31, 2011 and 2010 using the “net revenue” concept described above.

SPINE PAIN MANAGEMENT, INC.
NOTES TO FINANCIAL UNAUDITED CONDENSED STATEMENTS

NOTE 4.  ACCOUNTS RECEIVABLE, continued

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

NOTE 5.  DUE TO RELATED PARTIES

Due to related parties consists of the following at:

	March 31,	December 31,
	2011	2010

Due to Northshore Orthopedics Associates	$753,200	$740,500

Due to Chief Executive Officer	310,699	310,699

	$1,063,899	$1,051,199

Amounts due to Northshore Orthopedics Associates (“NSO”, a company owned by the Company’s Chief Executive Officer) and the Company’s Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. The Company used the amounts received to meet its working capital requirements (see Note 7).

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. DEBENTURES

In February 2011, two investors subscribed to purchase an aggregate of $200,000 of debentures and warrants of the Company.  The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year.  The entire principal amount of the debentures is due in one lump sum on June 30, 2013.  The debentures were issued with three sets of detachable warrants as follows: (i) Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share that expire on December 31, 2012, (ii) Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share that expire on December 31, 2013, and (iii) Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share that expire on December 31, 2013.

Between October and December 2010, three investors subscribed to purchase an aggregate of $200,000 of debentures and warrants of the Company.  The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year.  The entire principal amount of the debentures is due in one lump sum on June 30, 2013.  The debentures were issued with three sets of detachable warrants as follows: (i) two year Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share, (ii) three year Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share and (iii) three year Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share.

Following is an analysis of debentures payable at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Stated value of debentures payable	$400,000	$200,000

Less value of warrants issued to originate debentures	128,148	63,414

	$271,852	$136,586

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

As of March 31, 2011, the Company had a balance of $753,200 payable towards NSO’s costs incurred and billed to the Company and included as cost of sales in the accompanying statements of operations.  The Company does not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO’s services.  However, Dr. Donovan is the sole owner of NSO and NSO is paid for costs incurred under the medical services agreement. During the year ended December 31, 2010, the Company issued 285,714 shares of common stock to Dr. Donovan for the conversion of $200,000 of outstanding debt owed by the Company to NSO. There were no shares issued during the three months ended March 31, 2011.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. RELATED PARTY TRANSACTIONS, continued

Additionally, as shown in Note 5, at both March 31, 2011 and December 31, 2010, the Company had balances payable of $310,699 to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of the Company.

NOTE 8.  INCOME TAXES

The Company has not made provision for income taxes for the three months ended March 31, 2011 or 2010, since the Company has net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Benefit from net operating loss carryforwards	$2,646,976	$2,762,897

Less valuation allowance	(2,646,976)	(2,762,897)

	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset.  Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, the Company has determined that it is not currently likely that a deferred income tax asset of approximately $2,646,976 and $2,762,897 attributable to the future utilization of the approximate $7,153,989 and $7,468,101 in eligible net operating loss carryforwards as of March 31, 2011 and December 31, 2010, respectively, will be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2029.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying statements of operations, to the expected amount at the 34% federal statutory rate:

	Three Months Ended March 31,
	2011	2010

Income tax (provision) benefit at the 34% statutory rate	$(101,370)	$(120,742)
Effect of state income taxes	(8,944)	(10,653)
Non-deductible interest expense	(5,607)	-
Less change in valuation allowance	115,921	131,395

Income tax (provision) benefit	$-	$-

During 2010, the Company filed certain delinquent U.S. federal and state tax returns and is now current in its income tax return filings. Such filings did not have any significant impact on the Company’s financial position, its results of operations and cash flows considering its net operating loss carryforward position.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES, continued

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against the Company and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement.  We subsequently requested that the transfer agent place a stop transfer order on the shares.  The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  We filed a motion to dismiss in April 2010.  The Court ruled on this motion and dismissed all fraud counts.  Additionally, we have filed a counterclaim relating to the validity of a mutual release agreement and certain other related matters.  In December 2010, the plaintiffs filed a motion for judgment on the pleadings in connection with the counterclaim.  We have responded, and the motion is still pending.  The disposition of the motion will also control the scope of discovery in the suit.  Although we believe the plaintiffs’ case is without merit, there can be no assurance that the outcome of this case will be favorable to us.

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against us (the Company), William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc.  The plaintiffs claim that we issued 2,000,000 shares of our stock as compensation for work they performed for us.  In December 2008, and again in early 2009, the plaintiffs sold some of their shares.  In February 2009, however, we issued a stop transfer resolution preventing the plaintiffs from selling any of the remaining shares.  The plaintiffs claim several causes of action, including breach of contract, conversion, fraud and fraudulent inducement, breach of fiduciary duty, intentional infliction of emotional distress, unjust enrichment, and a declaratory judgment.  The plaintiffs seek exemplary and punitive damages, as well as attorney fees.  In April 2011, we filed a counterclaim against Mr. Dunavant.  We believe that Mr. Dunavant fraudulently received the 2,000,000 shares that are the subject of his lawsuit, and that he caused significant damage to us around the period he acted as our executive officer and director.  In the counterclaim, we allege multiple causes of action against Mr. Dunavant, including fraud, violation of securities laws of the United States and Texas, breach of fiduciary duties, rescission of any contracts between the parties, negligence and gross negligence, negligent misrepresentations, and unjust enrichment.  We seek actual and punitive damages and attorney fees.  The case, including the original suit and the counterclaim, are scheduled to go to trial on October 3, 2011.  We are also awaiting a ruling from the Court of Appeals on certain jurisdictional issues.  We believe that the plaintiffs’ case is without merit and that we have a strong case against Mr. Dunavant in our counterclaim.  There can be no assurance, however, that the outcome of this case will be favorable to us.

On March 10, 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against us (the Company), Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  The plaintiffs filed the suit in the United States District Court, Middle District of Florida and request damages and injunctive relief for various breaches of contract and securities violations.  The Court entered a default judgment against the defendants in July 2008.  The Court set aside the default judgment and reopened the case in November 2008.  In January 2011, the Court dismissed seven of nine of the counts in the plaintiffs’ complaint and dismissed as defendants Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  In February 2011, the Court held a bench trial on the plaintiffs’ remaining two claims against us (relating to good faith and fair dealing and breach of contract).  In March 2011, the Court dismissed one of the claims but ruled in favor of Riverside Manitoba, Inc. against us for the remaining claim in the amount of $21,537 in full satisfaction of the claim.  On April 13, 2011, Kent Carasquero filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in this Form 10-Q.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-Q are forward-looking statements. Words such as "expects," "believes," "anticipates," "may," and "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other risks and uncertainties set forth below. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished.

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

Results of Operations

The unaudited financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our report on Form 10-K.

Comparison of the three month period ended March 31, 2011 with the three month period ended March 31, 2010.

The Company recorded $1,479,053 in gross service revenues for the three months ended March 31, 2011, offset in part by $639,607 of standard allowance for discount, resulting in net revenue of $839,446. For the same period in 2010, gross revenue was $1,452,133, offset in part by $548,323 of standard allowance for discount, resulting in net revenue of $903,810.  For the three months ended March 31, 2010, the Company had only one spine injury diagnostic center opened—its original center in Houston, Texas.  The Company’s McAllen center opened in June 2010, and its Tampa Bay area center opened in January 2011.  While the addition of the McAllen and Florida centers added additional revenue sources for the Company, the Company has been cautiously providing services at all three centers to not hinder cash flow and ensure that it could meet its monthly obligations to all its providers.  Accordingly, the slight decrease in revenues for the three months ended March 31, 2011 compared to the same period in 2010 is attributable to the Company’s intentional reduction in the amount of services performed.  The Company needs additional cash resources to manage cash flow and accelerate its growth.  Management prefers to avoid equity financing because they believe the Company’s stock is undervalued.  Accordingly, the Company is seeking various outside debt options.

Service cost was $300,600 for the three months ended March 31, 2011 compared to $318,700 for the same period in 2010. During the three months ended March 31, 2011, the Company incurred $230,974 of general and administration expenses which is consistent with $231,487 for the same period in 2010.

As a result of the foregoing, the Company had net income of $298,149 for the three months ended March 31, 2011, compared to $355,123 for the three months ended March 31, 2010, resulting in a decrease of $56,974 or 16.1%.

Liquidity and Capital Resources

For the three months ended March 31, 2011, cash used in operations was $52,334, which primarily included an increase in accounts receivable of $427,085 and net income from operations of $298,149.  For the same period in 2010, net cash used in operating activities was $59,356, which primarily included an increase in accounts receivable of $702,179 and net income from operations of $355,123.

There was no cash provided by or used in investing activities for the quarters ended March 31, 2011 and 2010.

Cash provided by financing activities totaled $212,700 for the quarter ended March 31, 2011, consisting of proceeds from issuance of debentures and warrants of $200,000, proceeds from related party notes payable of $147,700, offset by a repayment on related party notes payable of $135,000. For the same period in 2010, cash provided by financing activities was $48,404, which was the result of proceeds from related party notes payable of $56,404 offset by a repayment on related notes payable of $8,000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against the Company and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement.  We subsequently requested that the transfer agent place a stop transfer order on the shares.  The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  We filed a motion to dismiss in April 2010.  The Court ruled on this motion and dismissed all fraud counts.  Additionally, we have filed a counterclaim relating to the validity of a mutual release agreement and certain other related matters.  In December 2010, the plaintiffs filed a motion for judgment on the pleadings in connection with the counterclaim.  We have responded, and the motion is still pending.  The disposition of the motion will also control the scope of discovery in the suit.  Although we believe the plaintiffs’ case is without merit, there can be no assurance that the outcome of this case will be favorable to us.

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against us (the Company), William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc.  The plaintiffs claim that we issued 2,000,000 shares of our stock as compensation for work they performed for us.  In December 2008, and again in early 2009, the plaintiffs sold some of their shares.  In February 2009, however, we issued a stop transfer resolution preventing the plaintiffs from selling any of the remaining shares.  The plaintiffs claim several causes of action, including breach of contract, conversion, fraud and fraudulent inducement, breach of fiduciary duty, intentional infliction of emotional distress, unjust enrichment, and a declaratory judgment.  The plaintiffs seek exemplary and punitive damages, as well as attorney fees.  In April 2011, we filed a counterclaim against Mr. Dunavant.  We believe that Mr. Dunavant fraudulently received the 2,000,000 shares that are the subject of his lawsuit, and that he caused significant damage to us around the period he acted as our executive officer and director.  In the counterclaim, we allege multiple causes of action against Mr. Dunavant, including fraud, violation of securities laws of the United States and Texas, breach of fiduciary duties, rescission of any contracts between the parties, negligence and gross negligence, negligent misrepresentations, and unjust enrichment.  We seek actual and punitive damages and attorney fees.  The case, including the original suit and the counterclaim, are scheduled to go to trial on October 3, 2011.  We are also awaiting a ruling from the Court of Appeals on certain jurisdictional issues.  We believe that the plaintiffs’ case is without merit and that we have a strong case against Mr. Dunavant in our counterclaim.  There can be no assurance, however, that the outcome of this case will be favorable to us.

On March 10, 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against us (the Company), Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  The plaintiffs filed the suit in the United States District Court, Middle District of Florida and request damages and injunctive relief for various breaches of contract and securities violations.  The Court entered a default judgment against the defendants in July 2008.  The Court set aside the default judgment and reopened the case in November 2008.  In January 2011, the Court dismissed seven of nine of the counts in the plaintiffs’ complaint and dismissed as defendants Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  In February 2011, the Court held a bench trial on the plaintiffs’ remaining two claims against us (relating to good faith and fair dealing and breach of contract).  In March 2011, the Court dismissed one of the claims but ruled in favor of Riverside Manitoba, Inc. against us for the remaining claim in the amount of $21,537 in full satisfaction of the claim.  On April 13, 2011, Kent Carasquero filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2011, we issued warrants to purchase a total of 200,000 shares of our common stock, including 100,000 Series A Warrants, 50,000 Series B Warrants and 50,000 Series C Warrants, to a total of two investors.  The issuance was in connection with a private offering where we sold units, each consisting of a 10% debenture and warrants to purchase common stock.  The warrants to purchase 200,000 shares of our common stock were sold with a total of $200,000 in 10% debentures for aggregate consideration of $200,000.  The Series A Warrants have an exercise price of $1.50 per share and expire on December 31, 2012; the Series B Warrants have an exercise price of $3.00 per share and expire on December 31, 2013; and the Series C Warrants have an exercise price of $5.00 per share and expire on December 31, 2013.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003)*

10.2	Employment Agreement with John A. Talamas dated May 11, 2010 (Incorporated by reference from Form 8-K filed with the SEC on May 17, 2010) *

10.3	Employment Agreement with William F. Donovan, M.D. dated May 17, 2010 (Incorporated by reference from Form 8-K filed with the SEC on May 17, 2010) *

14.1	Code of Ethics (Incorporated by reference from our website. It can be found at: www.spinepaininc.com/investor-information)

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

Spine Pain Management, Inc.

Date: May 16, 2011	By:	/s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer and Principal Financial Officer