Form 10-Q
period 2011-06-30
Spine Pain Management, Inc
filed 2011-08-15
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011.

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

As of August 12, 2011, there were 17,338,396 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q

SPINE PAIN MANAGEMENT, INC.
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS	(Unaudited)

Current assets:
Cash	$177,985	$177,203
Accounts receivable, net	1,779,894	1,254,618
Related party receivable	-	23,597
Prepaid expenses	99,333	151,333

Total current assets	2,057,212	1,606,751

Accounts receivable, net	2,457,948	1,721,520
Note receivable from a related party	163,703	-

Total assets	$4,678,863	$3,328,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$736,109	$367,497
Due to related parties	1,140,999	1,051,199

Total current liabilities	1,877,108	1,418,696

Debentures payable	285,891	136,586

Total liabilities	2,162,999	1,555,282

Commitments and contingencies

Stockholders’ equity
Common stock: $0.001 par value, 50,000,000 shares
authorized; 17,403,396 shares issued and outstanding
at June 30, 2011 and December 31, 2010	17,403	17,403
Additional paid-in capital	15,796,557	15,658,734
Accumulated deficit	(13,298,096)	(13,903,148)

Total stockholders’ equity	2,515,864	1,772,989

Total liabilities and stockholders’ equity	$4,678,863	$3,328,271

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Net revenue	$1,253,049	$785,833	$2,092,495	$1,689,643

Cost of providing services	521,000	368,400	821,600	687,100

Gross profit	732,049	417,433	1,270,895	1,002,543

Operating, general and administrative expenses	556,745	150,691	787,719	382,178

Income from operations	175,304	266,742	483,176	620,365

Other income and (expense):
Other income	156,213	3,490	162,980	4,990
Interest expense	(24,614)	-	(41,104)	-

Total other income	131,599	3,490	121,876	4,990

Net income	$306,903	$270,232	$605,052	$625,355

Net income per common share
Basic and diluted	$0.02	$0.02	$0.03	$0.04

Weighted average number of common shares outstanding:
Basic and diluted	17,403,396	17,118,467	17,403,396	16,993,767

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010
Cash flows from operating activities:
Net income	$605,052	$625,355
Adjustments to reconcile net income to net cash
used in operating activities:
Issuance of common stock towards payable to NSO	-	200,000
Issuance of common stock for consulting services and stock
based compensation	-	210,000
Interest expense related to warrant amortization	23,543	-
Stock based compensation	63,585	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,261,704)	(1,480,009)
Related party receivable	(140,106)	-
Prepaid expenses	52,000	-
Accounts payable and accrued liabilities	368,612	(56,800)

Net cash used in operating activities	(289,018)	(501,454)

Cash flows from financing activities:
Proceeds from issuance of debentures and warrants	200,000	-
Proceeds from related party notes payable	359,800	748,304
Repayments on related party notes payable	(270,000)	(266,000)

Net cash provided by financing activities	289,800	482,304

Net increase (decrease) in cash and cash equivalents	782	(19,150)

Cash and cash equivalents at beginning of period	177,203	32,789

Cash and cash equivalents at end of period	$177,985	$13,639

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., (the “Company,” “we” or “us”) formerly known as Versa Card, Inc., was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.  On November 12, 2009, the name of the Company was changed from Versa Card, Inc. to Spine Pain Management, Inc. and its trading symbol was changed from “IGLB” to “SPIN.” The name change was effected legally with the Delaware Secretary of State on November 12, 2009 and was effected in the market on November 27, 2009.

At the end of December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries.  We currently provide financial management services to four spine injury diagnostic centers within the United States, which are located in Houston, Texas, McAllen, Texas, Orlando, Florida and the Tampa Bay Area of Florida.  We are currently evaluating the expansion of our services to additional spine injury diagnostic centers in multiple markets across the United States.

We are a medical marketing, management, billing and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey financial management solutions to spine surgeons, orthopedic surgeons and other healthcare providers that provide necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our financial management services help reduce the financial burden on healthcare providers that provide patients with early-stage diagnostic testing and non-invasive surgical care, preventing many patients from being unnecessarily delayed or inhibited from obtaining needed treatment.  We believe that patient advocacy will be rewarding to patients who obtain needed relief from painful conditions, and moreover, provides spine surgeons and orthopedic surgeons a solution to transfer to us the financial risk associated with their accounts receivable.

Through our financial management system, we purchase medical receivables from the spine surgeons, orthopedic surgeons and other healthcare providers that diagnose and treat patients with musculo-skeletal spine injuries.  We have affiliations with certain centers that provide the spine diagnostic injections and treatment.  These centers have a contract with us that allow them to shift to us the financial risk in collecting the accounts receivable for the medical procedures.  That is, the doctors at the centers are willing to factor their receivable to us shortly after completion of each procedure, providing them with immediate cash flow.  On the other hand, we take the risk of a rare, but possible “no settlement,” along with having to wait for months until payment of all or some portion of the patient’s bill is received at the time of final settlement.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Prior to forming affiliations with diagnostic centers in Houston, Texas in 2009 and McAllen, Texas in 2010, the Company had a history of recurring losses from operations and accordingly, has an accumulated deficit of $13,298,096 as of June 30, 2011. During the six months ended June 30, 2011, the Company realized net revenue of $2,092,495 and net income of $605,052. Successful business operations and its transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support its cost structure. Considering the nature of the business, the Company is not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund its planned operations and strategic business plan through June 30, 2012. There can be no assurances that there will be adequate financing available to the Company. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by the Company’s management:

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2011, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued expenses, and notes payable as reflected in the financial statements, approximate fair value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Revenue Recognition

Revenues are recognized in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

Independent spine surgeons, orthopedic surgeons and other healthcare providers perform medical services for patients with spine injuries.  These medical services involve spine injections.  The healthcare providers bill the patients for the medical procedures performed.  We then purchase the healthcare providers’ accounts receivable (consisting of the patients’ unpaid bills) at a fixed rate based on the medical services provided.  In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney.  Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill, upon settlement or final judgment of the accident case.  The payment to us is made through the attorney of the patient.  In most cases, we, as the owner of the rights to the unpaid bill, must agree to the settlement price and the patient must sign off on the settlement.  Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s credit policy has been established based upon extensive experience by management in the industry.  Payment for services are primarily made to the Company by a third party and the credit policy includes extended collection period terms (see Note 4).

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

The Company did not recognize an allowance or provision for bad debts during the six months ended June 30, 2011 or the year ended December 31, 2010 (see Note 4).

Stock Based Compensation

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.

The Company utilizes the prospective transition method, which requires the application of the accounting standard to new awards made, as well as awards from previous years that have been modified, repurchased, or cancelled after December 31, 2005. The Company continues to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards (either the minimum value method, or the authoritative guidance for accounting for certain transactions involving stock based compensation). The Company recognized stock based compensation cost of $63,585 during the six months ended June 30, 2011.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4.  ACCOUNTS RECEIVABLE

The Company recognizes revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. The Company has affiliations with certain independent spine injury diagnostic centers.  These healthcare providers bill patients based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. The healthcare providers with which we are affiliated bill patients the normal billing amount, based on national averages, for a particular CPT code procedure.  Subsequently, the Company purchases the healthcare providers’ accounts receivable (consisting of the patients’ unpaid bills) at a fixed rate based on the medical services provided.

Revenue is recognized by reference to “net revenue,” which is the accounts receivable we purchase (representing the gross amounts billed by the healthcare providers using CPT codes) less account discounts that are expected to result when individual cases are ultimately settled. During 2009, a 45% discount rate was used, based on historical experience of similar businesses. However, in 2010, the expected collection experience was refined, based on settled patient cases, and the discount rate was increased to 48%, reducing net revenue recognized to 52% of CPT code billings. In the Form 10-Q for the quarter ended June 30, 2010, the “revenue” reflected in the Statements of Operations for the quarter ended June 30, 2010 represents only the gross amount billed by the healthcare providers without deducting the estimated account discounts; the discount was included under Operating Expenses as Allowance for Doubtful Accounts. Revenue presentation has been changed in the accompanying Statements of Operations, which presents revenue for the quarters ended June 30, 2011 and 2010 using the “net revenue” concept described above.

The accounts receivable that the Company purchases consist of healthcare bills of patients who are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients. Because the Company’s business model is new, in 2009 management believed that receivables would generally be collected within one year based on settlement or judgment of each individual case. However, experience in 2010 demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, the Company has classified receivables as current and long term based on the Company’s experience, which indicates that 42% of cases will be subject to a settlement or judgment within one year of a medical procedure.

The Company only purchases accounts receivable from healthcare providers that have taken the following steps to establish an arrangement between all parties and facilitate collections upon settlement or final judgment of cases:

•
The patient completed and signed medical and financial paperwork, which included an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits derived from any settlement or judgment of the patient’s case.

•
The patient’s attorney issued the healthcare provider a Letter of Protection designed to guarantee payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection also should preclude any case settlement without providing for payment of the patient’s medical bill.

•
Most of our affiliated healthcare providers’ patients have typically been previously referred to a doctor who performed the initial treatment based on a recommendation by their attorney. The doctor then typically refers the patient to one of our affiliated healthcare providers. The Company only purchases accounts receivables if the billed patient was referred to our healthcare affiliate by a reputable plaintiff’s attorney with adequate experience in personal injury lawsuits. Before referring a patient to a doctor, the attorney is expected to have evaluated the patient’s accident case, including the conditions that gave rise to the patient’s injuries and the extent and quality of general liability insurance held by the defendant. The attorney is also responsible for determining that a settlement favorable to the patient/plaintiff is expected.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5.  DUE TO RELATED PARTIES

Due to related parties consists of the following at:

	June 30,	December 31,
	2011	2010
Due to Northshore Orthopedics Associates	$830,300	$740,500

Due to Chief Executive Officer	310,699	310,699

	$1,140,999	$1,051,199

Amounts due to Northshore Orthopedics Associates (“NSO”, a company owned by the Company’s Chief Executive Officer) and the Company’s Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. The Company used the amounts received to meet its working capital requirements (see Note 8).

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

Following is an analysis of debentures payable at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Stated value of debentures payable	$400,000	$200,000

Less: unamortized value of warrants issued	114,109	63,414

	$285,891	$136,586

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. STOCK OPTIONS

 On June 6, 2011, the Company issued 975,000 stock options to directors and officers as follows:

•
Options to purchase up to a total of 75,000 shares of common stock were granted to the Company’s three independent members of the Board of Directors. These options vested and became exercisable immediately. The weighted-average estimated fair value of the stock options granted was $0.65 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	0.74%
Expected life	3 years
Estimated forfeitures	0%, based on limited forfeiture history

The fair value of the options granted was $48,750, which was recognized in the Statement of Operations for the six months ended June 30, 2011.

•
Options to purchase up to a total of 900,000 shares of common stock were granted to the Company’s two executive officers. These options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.72 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	1.60%
Expected life	5 years
Estimated forfeitures	0%, based on limited forfeiture history

The fair value of the options granted was $648,000, of which $14,835 in compensation expense was recognized in the Statement of Operations for the six months ended June 30, 2011.  The remaining $633,165 in compensation expense will be recognized at $54,000 per quarter with the final $39,165 being recognized in the quarter ended June 30, 2014.

NOTE 8. RELATED PARTY TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D.. As of June 30, 2011, we had a balance of $830,300 payable to NSO.  This outstanding amount is non-interest bearing, due on demand and does not follow any specific repayment schedule.  We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO.  However, Dr. Donovan is the sole owner of NSO, and NSO is paid for accounts receivable purchased.  During the years ended December 31, 2010, we issued 285,714 shares of common stock to Dr. Donovan for the conversion of $200,000 of outstanding debt owed by us to NSO.  There were no shares issued during the six months ended June 30, 2011.

Additionally, as shown in Note 5, at both June 30, 2011 and December 31, 2010, we have a balance of $310,699 due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of us.  This outstanding amount is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Note Receivable from a Related Party

We entered into a promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011. The note matures on June 30, 2013 and accrues interest at 6%. All principal and accrued but unpaid interest is payable in one payment upon maturity on June 30, 2013. At June 30, 2011, the related party receivable was $163,703.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

The Company has not made provision for income taxes for the six months ended June 30, 2011 or the year ended December 31, 2010, since the Company has net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Benefit from net operating loss carryforwards	$2,507,061	$2,762,897

Less: valuation allowance	(2,507,061)	(2,762,897)

	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, the Company has determined that it is not currently likely that a deferred income tax asset of approximately $2,507,061 and $2,762,897 attributable to the future utilization of the approximate $6,776,000 and $7,468,000 in eligible net operating loss carryforwards as of June 30, 2011 and December 31, 2010, respectively, will be realized. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations, to the expected amount at the 34% federal statutory rate:

	Six Months Ended June 30,
	2011	2010
Income tax (provision) benefit at the 34% statutory rate	$(221,026)	$(212,621)
Permanent differences	(1,333)	-
Effect of state income taxes	(19,502)	(18,761)
Non-deductible interest expense	(13,975)	-
Less change in valuation allowance	255,836	231,382

Income tax (provision) benefit	$-	$-

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against the Company and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania.  Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement.  We subsequently requested that the transfer agent place a stop transfer order on the shares.  The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment.  They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement.  We filed a motion to dismiss in April 2010.  The Court ruled on this motion and dismissed all fraud counts.  In July 2011, the Court granted the plaintiffs' motion for judgment on the pleadings and dismissed our counterclaim. This matter is still pending. Although we believe the plaintiffs’ case is without merit, there can be no assurance that the outcome of this case will be favorable to us.

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

On March 10, 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against us (the Company), Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  The plaintiffs filed the suit in the United States District Court, Middle District of Florida and request damages and injunctive relief for various breaches of contract and securities violations.  In January 2011, the Court dismissed seven of nine of the counts in the plaintiffs’ complaint and dismissed as defendants Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc.  In February 2011, the Court held a bench trial on the plaintiffs’ remaining two claims against us (relating to good faith and fair dealing and breach of contract).  In March 2011, the Court dismissed Carasquero and Lounsbury’s claims against us as well as one of Riverside Manitoba, Inc’s two claims against us, but ruled in favor of Riverside Manitoba, Inc. on one claim in the amount of $21,537.  On April 13, 2011, Kent Carasquero filed a notice of appeal in the United States Court of Appeals for the Eleventh Circuit.  On May 17, 2011, the Court awarded us $79,477 in attorneys’ fees on the claims that we prevailed upon at trial.  On June 14, 2011, the Court dismissed Carasquero’s appeal for want of prosecution.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included in this Form 10-Q.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-Q are forward-looking statements. Words such as “expects,” “believes,” “anticipates,” “may,” and “estimates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other risks and uncertainties set forth below. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished.

Management Overview

At the end of 2008, the Company launched its new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, the Company’s main focus will be on expansion through new affiliations with spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

Results of Operations

The unaudited financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the periods ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our previously filed report on Form 10-K.

Comparison of the three month period ended June 30, 2011 with the three month period ended June 30, 2010.

The Company recorded $2,579,586 in gross revenue for the three months ended June 30, 2011, offset by $1,326,537 of standard allowance for discount, resulting in net revenue of $1,253,049. For the same period in 2010, gross revenue was $1,732,126, offset by $946,293 of standard allowance for discount, resulting in net revenue of $785,833.  For the three months ended June 30, 2010, the Company had an affiliation with only two spine injury diagnostic centers—the center in Houston, Texas for the entire period and the McAllen center for the end of June 2010.  The Company became affiliated with the Tampa Bay area center in January 2011 and the Orlando center in June 2011.  Accordingly, the increase in revenue for the three month period ended June 30, 2011 compared to the same period in 2010 is attributable to revenues generated from the additional affiliated centers.

Service cost was $521,000 for the three months ended June 30, 2011 compared to $368,400 for the same period in 2010. The increase in service cost is attributable to the additional diagnostic centers the Company was affiliated with during the three months ended June 30, 2011, as described above.

During the three months ended June 30, 2011, the Company incurred $556,745 of operating, general and administration expenses compared to $150,691 for the same period in 2010.  The increase in expenses is attributable in part to an increase in legal fees.  On March 10, 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against the Company, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc., which legal proceeding is described in more detail above under “Note 10” of the unaudited condensed financial statements.  A law firm jointly represented the Company and certain other defendants in the suit.  Management reasonably believed that another defendant to the suit was taking responsibility for the entire legal bill.  Recently, however, the law firm notified the Company that it was jointly responsible for the outstanding bill.  Based on this new information, the Company has included this liability of approximately $310,000 on the balance sheet at June 30, 2011 and in operating, general and administration expenses for the three months ended June 30, 2011.  The Company is evaluating the accuracy and validity of this bill and the Company’s obligations under the bill.  Further, in May 2011, the Court awarded the Company $79,477 in attorneys’ fees on the claims that it prevailed on at trial, and Mr. Carasquero’s appeal of the suit was dismissed in June 2011.  The Company did not include the $79,477 judgment in the accompanying financial statements for the three month period ended June 30, 2011.  The increase in expenses for the period is also attributable to an increase in consulting fees and the issuance of options to officers and directors as executive compensation.

As a result of the foregoing, the Company had net income of $306,903 for the three months ended June 30, 2011, compared to $270,232 for the three months ended June 30, 2010—an increase of $36,671 or 13.57%.

Comparison of the six month period ended June 30, 2011 with the six month period ended June 30, 2010.

The Company recorded $4,058,639 in gross revenue for the six months ended June 30, 2011, offset by $1,966,144 of standard allowance for discount, resulting in net revenue of $2,092,495. For the same period in 2010, gross revenue was $3,184,259, offset by $1,494,616 of standard allowance for discount, resulting in net revenue of $1,689,643.  For the six months ended June 30, 2010, the Company had an affiliation with only two spine injury diagnostic centers—the center in Houston, Texas for the entire period and the McAllen center for the end of June 2010.  The Company became affiliated with the Tampa Bay area center in January 2011 and the Orlando center in June 2011.  Accordingly, the increase in revenue for the six month period ended June 30, 2011 compared to the same period in 2010 is attributable to revenues generated from the additional affiliated centers.

Service cost was $821,600 for the six months ended June 30, 2011 compared to $687,100 for the same period in 2010. The increase in service cost is attributable to the additional diagnostic centers the Company was affiliated with during the six months ended June 30, 2011, as described above.

During the six months ended June 30, 2011, the Company incurred $787,719 of operating, general and administration expenses compared to $382,178 for the same period in 2010.  The increase in expenses is attributable in part to an increase in legal fees, as described in detail above.  The increase in expenses for the period is also attributable to an increase in consulting fees and the issuance of options to officers and directors as executive compensation.

As a result of the foregoing, the Company had net income of $605,052 for the six months ended June 30, 2011, compared to $625,355 for the six months ended June 30, 2010—a decrease of $20,303 or 3.25%.

Liquidity and Capital Resources

For the six months ended June 30, 2011, cash used in operations was $289,018, which primarily included an increase in accounts receivable of $1,261,704 and an increase in related the party receivable of $140,106, partially offset by net income of $605,052 and an increase in accounts payable and accrued liabilities of $368,612.  For the same period in 2010, net cash used in operating activities was $501,454, which primarily included an increase in accounts receivable of $1,480,009, partially offset by net income of $625,355, the issuance of $200,000 of common stock towards the payable to NSO as well as the issuance of $210,000 of common stock for consulting services and stock based compensation.

There was no cash provided by or used in investing activities for the six months ended June 30, 2011 and 2010.

Cash provided by financing activities totaled $289,800 for the six months ended June 30, 2011, consisting of proceeds from issuance of debentures and warrants of $200,000 and proceeds from related party notes payable of $359,800, offset by a repayment on related party notes payable of $270,000.  For the same period in 2010, cash provided by financing activities was $482,304, which was the result of proceeds from related party notes payable of $748,304, offset by a repayment on related party notes payable of $266,000.

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

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The “Legal Proceedings” subsection above under “Note 10. Commitments and Contingencies” of the unaudited condensed financial statements is incorporated herein by reference.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2011, we issued stock options to purchase a total of 75,000 shares of our common stock to our three independent directors as compensation for serving on the Board of Directors.  The stock options have an exercise price of $0.77 per share and expire on June 6, 2014.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

In June 2011, we issued stock options to purchase a total of 900,000 shares of our common stock to our Chief Executive Officer and our Chief Operating Officer as executive compensation.  The options will vest and become exercisable in 12 equal quarterly periods, beginning on September 6, 2011.  The stock options have an exercise price of $0.77 per share and expire on June 6, 2016.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003) *

10.2	Employment Agreement with John A. Talamas dated May 11, 2010 (Incorporated by reference from Form 8-K filed with the SEC on May 17, 2010) *

10.3	Employment Agreement with William F. Donovan, M.D. dated May 17, 2010 (Incorporated by reference from Form 8-K filed with the SEC on May 17, 2010) *

14.1	Code of Ethics (Incorporated by reference from our website. It can be found at: www.spinepaininc.com/investor-information)

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

Spine Pain Management, Inc.

Date: August 15, 2011	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer and Principal Financial Officer