Form 10-Q
period 2011-09-30
Spine Pain Management, Inc
filed 2011-11-14
CIK 1066764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011.

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
Yes ☐ No ☒

As of November 7, 2011, there were 17,438,396 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-Q

SPINE PAIN MANAGEMENT, INC.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,140	$177,203
Accounts receivable, net	2,308,850	1,254,618
Related party receivable	-	23,597
Prepaid expenses	63,958	151,333
Total current assets	2,377,948	1,606,751
Long term accounts receivable, net	3,188,412	1,721,520
Note receivable from a related party	163,703	-
Total assets	$5,730,063	$3,328,271
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$796,199	$367,497
Due to related parties	1,263,799	1,051,199
Total current liabilities	2,059,998	1,418,696
Debentures payable	300,085	136,586
Total liabilities	2,360,083	1,555,282
Commitments and contingencies
Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares
authorized; 17,438,396 and 17,403,396 shares issued
and outstanding at September 30, 2011 and December 31,
2010, respectively	17,438	17,403
Additional paid-in capital	15,927,522	15,658,734
Accumulated deficit	(12,574,980)	(13,903,148)
Total stockholders’ equity	3,369,980	1,772,989
Total liabilities and stockholders' equity	$5,730,063	$3,328,271

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Net revenue	$1,770,508	$856,097	$3,863,003	$2,545,740
Cost of providing services	678,200	306,000	1,499,800	993,100
Gross profit	1,092,308	550,097	2,363,203	1,552,640
Operating, general and administrative expenses	349,776	282,414	1,137,495	664,592
Income from operations	742,532	267,683	1,225,708	888,048
Other income and (expense):
Other income	4,860	208	167,840	5,198
Interest expense	(24,277)	-	(65,381)	-
Total other income and (expense)	(19,417)	208	102,459	5,198
Net income	$723,115	$267,891	$1,328,167	$893,246
Net income per common share
Basic and diluted	$0.04	$0.02	$0.08	$0.05
Weighted average number of common shares outstanding:
Basic and diluted	17,384,810	17,252,853	17,397,133	17,081,078

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,328,167	$893,246
Adjustments to reconcile net income to net cash
used in operating activities:
Interest expense related to warrant amortization	37,737	-
Stock based compensation	117,585	582,500
Changes in operating assets and liabilities:
Accounts receivable, net	(2,521,124)	(2,123,512)
Related party receivable	(140,106)	-
Prepaid expenses	87,375	(182,958)
Accounts payable and accrued liabilities	428,702	(107,677)
Net cash used in operating activities	(661,664)	(938,401)
Cash flows from financing activities:
Book overdraft	-	8,909
Issuance of common stock for repayment of debt	-	199,999
Proceeds from issuance of common stock	77,000	-
Proceeds from issuance of debentures and warrants	200,000	-
Proceeds from related party notes payable	525,354	985,204
Repayments on related party notes payable	(312,753)	(288,500)
Net cash provided by financing activities	489,601	905,612
Net decrease in cash and cash equivalents	(172,063)	(32,789)
Cash and cash equivalents at beginning of period	177,203	32,789
Cash and cash equivalents at end of period	$5,140	$-
Supplementary disclosure of non-cash financing activities:
Contribution to additional paid-in-capital of amounts due to former related parties	$-	$67,333
Cancelation of common stock in settlement of legal dispute	$65	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., (the “Company,” “we” or “us”) formerly known as Versa Card, Inc., was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development. On November 12, 2009, the name of the Company was changed from Versa Card, Inc. to Spine Pain Management, Inc. and its trading symbol was changed from "IGLB" to "SPIN." The name change was effected legally with the Delaware Secretary of State on November 12, 2009 and was effected in the market on November 27, 2009.

At the end of December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. We currently manage five spine injury diagnostic centers within the United States, which are located in Houston, Texas, McAllen, Texas, Orlando, Florida, Jacksonville, Florida and the Tampa Bay Area of Florida. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the United States.

We are a medical marketing, management, billing and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents. We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers that provide necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents. Our care management services help reduce the financial burden on healthcare providers that provide patients with early-stage diagnostic testing and non-invasive surgical care, preventing many patients from being unnecessarily delayed or inhibited from obtaining needed treatment. We believe that our patient advocacy will be rewarding to patients who obtain needed relief from painful conditions.

Through our care management system, we engage spine surgeons, orthopedic surgeons and other healthcare providers to operate as our independent contractors and diagnose and treat patients with musculo-skeletal spine injuries. We manage the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After a doctor bills a patient for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill, upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases we must agree to the settlement price, and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

The clinic facilities where the spine injury diagnostic centers operate are owned or leased by third parties. We have no ownership interest in these clinic facilities and have no responsibilities towards building or operating the clinic facilities.

NOTE 2. GOING CONCERN CONSIDERATIONS

Prior to organizing diagnostic centers in Houston, Texas in 2009, McAllen, Texas in 2010, and the Florida locations in 2011, we had a history of recurring losses from operations that resulted in our significant accumulated deficit of $12,574,980 as of September 30, 2011. During the nine months ended September 30, 2011, we generated net revenue of $3,863,003 and net income of $1,328,167. The success of our business operations and our transition to positive cash flows from operations are dependent upon our ability to obtain additional financing and achieving a level of collections adequate to support our cost structure. The nature of our business has prevented us from generating sufficient liquidity and working capital to fund our planned operations and strategic business plan through September 30, 2012. We can provide no assurances that there will be adequate financing available to support our operations and allow us to ultimately achieve positive cash flows from operations. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This contemplates full recovery of assets and the satisfaction of our liabilities in the normal course of business. Our financial statements do not include any adjustments related to possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by the Company’s management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2010 Annual Report filed on Form 10-K. In the opinion of management, we have included all adjustments, including normal recurring adjustments necessary to present our financial position with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2011, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, consistently applied.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to use estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from our estimates and assumptions and such differences could have a material effect on our financial position and results of operations.

Fair Value of Financial Instruments

We believe that cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable as reflected in the financial statements, approximate fair value. Our fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Our estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Revenue Recognition

We recognize revenues in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, that specifies that revenue may only be recognized when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured.

Spine surgeons, orthopedic surgeons and other healthcare providers serve as our independent contractors and perform medical services for patients with spine injuries. We pay the healthcare providers a fixed rate for the medical services performed which include spine injections. After the healthcare providers bill the patients for the medical procedures performed (based on Current Procedural Terminology), we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we, as the owner of the rights to the unpaid bill, must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Our credit policy has been established based upon extensive experience by management in the industry. Payments for services are primarily received by us from third parties and our credit policy includes extended collection period terms (see Note 4).

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, current economic conditions, the age of accounts receivable, and an assessment of our ability to fully realize amounts billed for services.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards ultimately expected to vest is recognized as expense over the requisite service periods in our Statements of Operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. We recognized stock based compensation cost of $117,585 and $582,500, respectively, during the nine months ended September 30, 2011 and 2010.

Income Taxes

We account for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income.

Reclassifications

We have reclassified certain items in our 2010 financial statements to conform to the 2011 presentation. Such reclassifications had no effect on our financial position, results of operations or cash flows.

Accounting Standard Updates

In December 2010, the FASB issued new accounting guidance on goodwill and other intangible assets. Under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4. ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We manage certain spine injury diagnostic centers where we engage healthcare providers as our independent contractors to perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. The healthcare providers bill patients the normal billing amount, based on national averages, for a particular CPT code procedure. Subsequently, we take control of the patients’ unpaid bills.

Revenue is recognized by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. During 2009, a 45% discount rate was used, based on historical experience of similar businesses. However, in 2010, the expected collection experience was refined, based on settled patient cases, and the discount rate was increased to 48%, reducing net revenue recognized to 52% of CPT code billings. In the Form 10-Q for the quarter ended September 30, 2010 (as filed with the SEC on November 15, 2010), the “net revenue” reflected in the Statements of Operations for the quarter ended September 30, 2010 represents the gross amount billed by the healthcare providers reduced by the estimated account discounts to arrive at “net revenue.” Revenue presentation has been changed in the accompanying Statements of Operations, which presents only “net revenue” for the quarters ended September 30, 2011 and 2010 using the “net revenue” concept described above.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients. Because our business model is new, in 2009 we believed that receivables would generally be collected within one year based on settlement or judgment of each individual case. However, our subsequent experience has demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which currently indicates that 42% of cases will be subject to a settlement or judgment within one year of a medical procedure.

We take the following steps to establish an arrangement between all parties and facilitate collection upon settlement or final judgment of cases:

•
The patient completed and signed medical and financial paperwork, which included an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits derived from any settlement or judgment of the patient’s case.

•
The patient's attorney issued the healthcare provider a Letter of Protection designed to guarantee payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection also should preclude any case settlement without providing for payment of the patient’s medical bill.

•
Most of the patients who received medical services at the diagnostic centers have typically been previously referred to a doctor who performed the initial two to four months of conservative treatment based on a recommendation by their attorney. The doctor then typically refers the patient to one of our healthcare providers for an evaluation because of continuing symptoms. We ensure that patients are only accepted if the initial referral was from a reputable plaintiff's attorney with adequate experience in personal injury lawsuits. Before referring a patient, the attorney is expected to have evaluated the patient’s accident case, including the conditions that gave rise to the patient's injuries and the extent and quality of general liability insurance held by the defendant. The attorney is also responsible for determining that a settlement favorable to the patient/plaintiff is expected.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. DUE TO RELATED PARTIES

Due to related parties consists of the following at:

	September 30,	December 31,
	2011	2010
Due to Northshore Orthopedics Associates	$953,100	$740,500
Due to Chief Executive Officer	310,699	310,699
	$1,263,799	$1,051,199

Amounts due to Northshore Orthopedics Associates (“NSO”, a company owned by the Company’s Chief Executive Officer) and the Company’s Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. The Company used the amounts received to meet its working capital requirements (see Note 8).

NOTE 6. DEBENTURES

In February 2011, two investors subscribed to purchase an aggregate of $200,000 of our debentures and warrants. The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year. The entire principal amount of the debentures is due in one lump sum on June 30, 2013. We issued the debentures with three sets of detachable warrants as follows: (i) Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share that expire on December 31, 2012, (ii) Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share that expire on December 31, 2013, and (iii) Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share that expire on December 31, 2013.

Between October and December 2010, three investors subscribed to purchase an aggregate of $200,000 of our debentures and warrants. The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year. The entire principal amount of the debentures is due in one lump sum on June 30, 2013. We issued the debentures with three sets of detachable warrants as follows: (i) two year Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share, (ii) three year Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share and (iii) three year Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share.

Following is an analysis of debentures payable at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Stated value of debentures payable	$400,000	$200,000
Less: unamortized value of warrants issued	99,915	63,414
	$300,085	$136,586

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. STOCK OPTIONS

On June 6, 2011, we issued 975,000 stock options to directors and officers as follows:

•
Options to purchase up to a total of 75,000 shares of common stock were granted to three independent members of our Board of Directors. These options vested and became exercisable immediately. The weighted-average estimated fair value of the stock options granted was $0.65 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	0.74%
Expected life	3 years
Estimated forfeitures	0%, based on limited forfeiture history

The fair value of the options granted was $48,750, which was recognized in the Statement of Operations for the nine months ended September 30, 2011.

•
Options to purchase up to a total of 900,000 shares of common stock were granted to our two executive officers. These options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.72 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	1.60%
Expected life	5 years
Estimated forfeitures	0%, based on limited forfeiture history

The fair value of the options granted was $648,000, of which $68,835 in compensation expense was recognized in the Statement of Operations for the nine months ended September 30, 2011. The remaining $579,165 in compensation expense will be recognized at $54,000 per quarter with the final $39,165 being recognized in the quarter ended June 30, 2014.

In September 2011, certain executive officers and members of the Board of Directors of the Company exercised a total of 100,000 fully vested stock options, receiving a total of 100,000 shares of common stock. The exercise price was $0.77 per share, and the Company received total proceeds of $77,000.

NOTE 8. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with Northshore Orthopedics, Assoc. ("NSO"), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., for NSO to provide medical services as our independent contractor. As of September 30, 2011 and December 31, 2010, the Company had balances of $953,100 and $740,500, respectively, payable to NSO. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. During the year ended December 31, 2010, we issued 285,714 shares of common stock to Dr. Donovan for the conversion of $200,000 of outstanding debt owed by us to NSO. There were no shares issued during the nine months ended September 30, 2011.

Additionally, as shown in Note 5, at both September 30, 2011 and December 31, 2010, we have a balance of $310,699 due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of us. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note Receivable from a Related Party

We entered into a promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011. The note matures on June 30, 2013 and accrues interest at 6%. All principal and accrued but unpaid interest is payable in one payment upon maturity on June 30, 2013. At September 30, 2011, the related party receivable was $163,703.

NOTE 9. INCOME TAXES

We have not made any provision for income taxes for the nine months ended September 30, 2011 or the year ended December 31, 2010, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Benefit from net operating loss carryforwards	$2,257,301	$2,762,897
Less: valuation allowance	(2,257,301)	(2,762,897)
	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently likely that a deferred income tax asset of $2,257,301 and $2,762,897 attributable to the future utilization of the $6,100,814 and $7,468,101 in eligible net operating loss carryforwards as of September 30, 2011 and December 31, 2010, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations, to the expected amount at the 34% federal statutory rate:

	Three Months Ended September 30,
	2011	2010
Income tax (provision) benefit at the 34% statutory rate	$(245,859)	$(91,083)
Effect of state taxes	(21,694)	(8,037)
Non-deductible interest expense	(7,000)	-
Less change in valuation allowance	274,553	99,120
Income tax (provision) benefit	$-	$-

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2011	2010
Income tax (provision) benefit at the 34% statutory rate	$(451,577)	$(303,704)
Permanent differences	(1,344)	-
Effect of state taxes	(39,845)	(26,797)
Non-deductible interest expense	(12,830)	-
Less change in valuation allowance	505,596	330,501
Income tax (provision) benefit	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax filings, for tax years from 2002 forward, are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of such filings.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against us (the Company) and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania. Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement. We subsequently requested that the transfer agent place a stop transfer order on the shares. The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment. They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement. We filed a motion to dismiss in April 2010. The Court ruled on this motion and dismissed all fraud counts. In July 2011, the Court granted the plaintiffs' motion for judgment on the pleadings and dismissed our counterclaim. The plaintiffs’ motion for partial summary judgment is currently pending before the Court. We have responded and are awaiting the Court's decision. Although we believe the plaintiffs’ case is without merit, there can be no assurance that the outcome of this case will be favorable to us.

On October 27, 2009, William R. Dunavant and William R. Dunavant Family Holdings, Inc. filed suit in the 55th Judicial District Court of Harris County, Texas, against us (the Company), William Donovan, M.D., Richard Specht, Rene Hamouth and Signature Stock Transfer, Inc. The suit related to a dispute regarding 2,000,000 shares of our stock that were previously issued to Mr. Dunavant while he was an officer. The case, including the original suit and the counterclaim, were scheduled to go to trial on April 23, 2012. However, the matter was settled in November 2011 through mediation (see Note 11).

NOTE 11. SUBSEQUENT EVENT

On November 2, 2011, the parties in the William R. Dunavant lawsuit (see Note 10) entered into a Rule 11 settlement agreement whereby (i) the plaintiffs will return 507,000 shares to us for cancellation (an additional 65,000 of the 2,000,000 shares had previously been cancelled), (ii) the plaintiffs will retain 850,000 shares and (iii) the plaintiffs’ attorneys will retain 400,000 shares, which shares in aggregate represent all of the remaining shares held by the plaintiffs as of the date of settlement. The settlement agreement has a leak-out provision, providing that the plaintiffs’ attorneys’ 400,000 shares cannot be sold in an amount exceeding 3,800 shares total in any 30-day period (approximately 8 ½ years) and the plaintiffs’ 850,000 shares cannot be sold in an amount exceeding 8,200 shares total in any 30-day period for the first 12 months, 12,000 shares total in any 30-day period for the next 12 months and 20,000 shares total in any 30-day period thereafter (approximately 4 ½ years).

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

Management Overview

At the end of 2008, we launched our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, our main focus will be on the expansion and development of spine pain diagnostic centers across the nation.

Results of Operations

The unaudited financial statements as of September 30, 2011 and for the three months and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the periods ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2011.

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

Comparison of the three month period ended September 30, 2011 with the three month period ended September 30, 2010.

We recorded $3,294,928 in gross revenue for the three months ended September 30, 2011, offset by $1,524,420 of standard allowance for discount, resulting in net revenue of $1,770,508. For the same period in 2010, gross revenue was $1,606,757, offset by $750,660 of standard allowance for discount, resulting in net revenue of $856,097. For the three months ended September 30, 2010, we managed only two spine injury diagnostic centers—the Houston center and the McAllen center. We organized the Tampa Bay area center in January 2011, the Orlando center in June 2011 and the Jacksonville center in August 2011. Accordingly, the increase in revenue for the three month period ended September 30, 2011 compared to the same period in 2010 is attributable to revenues generated from the additional diagnostic centers.

Service cost was $678,200 for the three months ended September 30, 2011 compared to $306,000 for the same period in 2010. The increase in service cost is attributable to the additional diagnostic centers we managed during the three months ended September 30, 2011, as described above.

During the three months ended September 30, 2011, we incurred $349,776 of operating, general and administration expenses compared to $282,414 for the same period in 2010.

As a result of the foregoing, we had net income of $723,115 for the three months ended September 30, 2011, compared to $267,891 for the three months ended September 30, 2010—an increase of $455,224 or 169.9%.

Comparison of the nine month period ended September 30, 2011 with the nine month period ended September 30, 2010.

We recorded $7,353,567 in gross revenue for the nine months ended September 30, 2011, offset by $3,490,564 of standard allowance for discount, resulting in net revenue of $3,863,003. For the same period in 2010, gross revenue was $4,791,016, offset by $2,245,276 of standard allowance for discount, resulting in net revenue of $2,545,740. For the nine months ended September 30, 2010, we managed only two spine injury diagnostic centers—the Houston center for the entire period and the McAllen center beginning in June 2010. We organized the Tampa Bay area center in January 2011, the Orlando center in June 2011 and the Jacksonville center in August 2011. Accordingly, the increase in revenue for the nine month period ended September 30, 2011 compared to the same period in 2010 is attributable to revenues generated from the additional diagnostic centers.

Service cost was $1,499,800 for the nine months ended September 30, 2011 compared to $993,100 for the same period in 2010. The increase in service cost is attributable to the additional diagnostic centers we managed during the nine months ended September 30, 2011, as described above.

During the nine months ended September 30, 2011, we incurred $1,137,495 of operating, general and administration expenses compared to $664,592 for the same period in 2010. The increase in expenses is attributable in part to an increase in legal fees. On March 10, 2008, Kent Carasquero, Leslie Lounsbury, Riverside Manitoba, Inc. and Tyeee Capital Consultants, Inc. filed suit against us, Richard Specht, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, and William R. Dunavant Family Holdings, Inc., which legal proceeding is described in more detail in “Note 10” of the unaudited condensed financial statements in our Form 10-Q for the quarter ended June 30, 2011 (as filed with the SEC on August 15, 2011). A law firm jointly represented us and certain other defendants in the suit. We reasonably believed that another defendant to the suit was taking responsibility for the entire legal bill. Recently, however, the law firm notified us that we were jointly responsible for the outstanding bill. Based on this new information, we have included this liability of approximately $310,000 on the balance sheet at September 30, 2011 and in operating, general and administration expenses for the nine months ended September 30, 2011. We are evaluating the accuracy and validity of this bill and our obligation under the bill. Further, in May 2011, the Court awarded us $79,477 in attorneys’ fees on the claims that we prevailed on at trial, and Mr. Carasquero’s appeal of the suit was dismissed in June 2011. We did not include the $79,477 judgment in the accompanying financial statements for the three or nine month periods ended September 30, 2011. The increase in expenses for the nine months ended September 30, 2011 is also attributable to an increase in consulting fees and the issuance of options to officers and directors as executive compensation.

As a result of the foregoing, we had net income of $1,328,167 for the nine months ended September 30, 2011, compared to $893,246 for the nine months ended September 30, 2010 - an increase of $434,921or 48.7%.

Liquidity and Capital Resources

For the nine months ended September 30, 2011, cash used in operations was $661,664, which primarily included an increase in accounts receivable of $2,521,124 and an increase in related party receivable of $140,106, partially offset by net income of $1,328,167, stock based compensation of $117,585, a decrease in prepaid expenses of $87,375 and an increase in accounts payable and accrued liabilities of $428,702. For the same period in 2010, net cash used in operating activities was $938,401, which primarily included an increase in accounts receivable of $2,123,512, a decrease in accounts payable and accrued liabilities of $107,677 and an increase in prepaid expenses of $182,958, partially offset by net income of $893,246 and stock based compensation of $582,500.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2011 or 2010.

Cash provided by financing activities totaled $489,601 for the nine months ended September 30, 2011, consisting of proceeds from issuance of common stock of $77,000, proceeds from the issuance of debentures and warrants of $200,000 and proceeds from related party notes payable of $525,354, offset by a repayment on related party notes payable of $312,753. For the same period in 2010, cash provided by financing activities was $905,612, which was primarily the result of the issuance of common stock for the repayment of debt of $199,999 and proceeds received from related party notes payable of $985,204, offset by a repayment on related party notes payable of $288,500.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2011, certain executive officers and members of our Board of Directors exercised a total of 100,000 fully vested stock options, receiving a total of 100,000 shares of common stock. The exercise price was $0.77 per share, and we received total proceeds of $77,000. The common stock was issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

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

Spine Pain Management, Inc.

Date: November 10, 2011	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer (principal executive officer)