Form 10-K
period 2011-12-31
Spine Pain Management, Inc
filed 2012-03-30
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011.

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

At June 30, 2011, the aggregate market value of shares of common stock held by non-affiliates of the Registrant (based upon 7,435,355 shares held by non-affiliates on June 30, 2011) was approximately $5,576,516.

At March 23, 2012, there were 17,645,882 shares of the Registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

History

As used herein, the terms “Company,” “we,” “our”, and “us” refer to Spine Pain Management, Inc. (formerly known as Versa Card, Inc.), a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise.  We were incorporated on March 4, 1998.

Since inception, we have engaged in and contemplated several ventures and acquisitions, many of which were not consummated. In December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. Our first spine injury diagnostic center opened in Houston, Texas in August 2009. We currently manage a total of six spine injury diagnostic centers within the United States. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the country.

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

Through our care management system, we engage spine surgeons, orthopedic surgeons and other healthcare providers to operate as our independent contractors and diagnose and treat patients with musculo-skeletal spine injuries. We manage the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After a doctor bills a patient for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill, upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently manage six spine injury diagnostic centers within the United States, which are located in Houston, Texas, McAllen, Texas, Orlando, Florida, Jacksonville, Florida, Sarasota, Florida and the Tampa Bay Area of Florida. We are also currently evaluating the development of additional spine injury diagnostic centers across the United States in major metropolitan cities.  We are seeking additional funding for this expansion by way of reasonable debt financing to combine with increased cash flow to accelerate this future development. In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

Market

The market trends in treatment of musculo-skeletal injury all point to increased costs to the American public, government and the insurance carriers for the foreseeable future. We believe this creates a major opportunity under our business model.

Business Model

We plan to address this market by:

•	Continuing our plan of rolling out spinal diagnostic services to spine surgeons, orthopedic surgeons, and other healthcare providers.

•	Employing contract management services at regional, state and local levels.

•	Identifying and targeting key spinal healthcare providers who handle large numbers of accident-type cases

Care Management Strategy

Our care management program was developed by William Donovan, M.D., our Chief Executive Officer and Director. Our care management program generally begins with rehabilitation therapy. If there is no improvement in a patient’s condition following sufficient amounts of rehabilitation therapy, the patient is referred for diagnostic imaging, pain management and if medically necessary, surgery.

We believe that our care management program improves the medical outcomes for injured victims by providing medically necessary, appropriate and reasonable treatment of injuries and facilitates the settlement of the injured victim’s case by completing required medical treatment and providing clear and consistent medical records.

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

Under the medical service agreements we have entered into and plan to enter into with medical services providers, the doctors retain sole responsibility for all medical decisions, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our doctors, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

•	that private parties, or courts or governmental officials with the power to interpret or enforce these laws and regulations, will not assert that we are in violation of such laws and regulations;

•	that future interpretations of such laws and regulations will not require us to modify the structure and organization of our business; or

•	that any such enforcement action, which could subject us and our affiliated professional groups to penalties or restructuring or reorganization of our business, will not adversely affect our business or results of operations

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

Because the barriers to entry in our geographic markets have a low threshold and our diagnostic centers’ patients have the flexibility to move easily to new healthcare service providers, the addition of new competitors may occur relatively quickly.  Some of our contracted physicians and other healthcare providers may elect to compete with us by offering their own products and services to patients.  If competition within our industry intensifies, our ability to retain patients or associated physicians, or maintain or increase our revenue growth, price flexibility and control over medical costs, trends, and marketing expenses, may be compromised.

In order to mitigate the effects of intensifying competition, we will make careful study of population trends and demographic growth patterns in determining the best locations to compete.  Moreover, we will endeavor to have all of our physicians under strict contract to avoid unnecessary attrition and loss of skilled personnel.

Research and Development

During the fiscal years ended December 31, 2011 and 2010, respectively, we did not spend any funds on research and development activities.

Employees

We currently have six full time employees, including three officers and three other employees at our corporate headquarters.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Our auditor has indicated that certain factors raise doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had net income of approximately $1.3 million for the year ended December 31, 2011 and an accumulated deficit in aggregate of approximately $12.6 million at year end. However, we are not generating sufficient operating cash flows to support continuing operations.

In our financial statements for the year ended December 31, 2011, our auditor indicated that certain factors raised doubt about our ability to continue as a going concern. These factors included our accumulated deficit of $12.6 million as of December 31, 2011, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements. Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations. Specifically, we rely on William Donovan, M.D., Director, Chief Executive Officer and President, and John Talamas, Chief Operating Officer, to maintain our strategic direction.  Although Dr. Donovan and Mr. Talamas currently serve under their respective employment agreements, there is no assurance that they will continue to be employed by us.  We do currently maintain $1,000,000 in key-man life insurance with respect to Dr. Donovan.

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

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $12,588,144 as of December 31, 2011. We intend to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We will increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services, obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine, self-referral and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure. If a court, payor or regulatory body determines that we have violated these laws, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our arrangements with our contracted physicians and other licensed providers.

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

Generally, the Securities and Exchange Commission defines a “penny stock” as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The trading price of our common stock is below $5.00 per share.  As a result of this price level, our common stock is considered a penny stock and trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving penny stocks subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock.  As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

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

ITEM 3. LEGAL PROCEEDINGS

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against us (the Company) and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania. Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement. We subsequently requested that the transfer agent place a stop transfer order on the shares. The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment. They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement. We filed a motion to dismiss in April 2010. The Court ruled on this motion and dismissed all fraud counts. In July 2011, the Court granted the plaintiffs’ motion for judgment on the pleadings and dismissed our counterclaim. In February 2012, the Court granted in part and denied in part the plaintiff’s motion for partial summary judgment and our cross-motion for summary judgment. The Court found the initial stop transfer in March 2009 was proper under the terms of a mutual release and settlement agreement. The Court found that the subsequent request by the plaintiffs on November 2009 put us on notice that the restrictive legends should have been lifted. The Court granted plaintiffs’ summary judgment as to the breach of contract claim and granted our summary judgment as to the plaintiffs’ good faith and unjust enrichment claims. The Court also denied the plaintiffs’ divestment and rescission claims. Because the court specifically ruled that this is a breach of contract matter, the plaintiffs’ claim for punitive damages is moot as a matter of contract law. Although we believe the plaintiffs’ damages claim is without merit, there can be no assurance that the outcome of this case will be favorable to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “SPIN.” Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2010 and 2011, according to OTC Markets Group Inc., were as follows:

Quarter ended	High	Low
3/31/10	$1.80	$0.75
6/30/10	$1.05	$0.52
9/30/10	$0.87	$0.32
12/31/10	$1.05	$0.53
3/31/11	$0.92	$0.50
6/30/11	$0.88	$0.55
9/30/11	$1.30	$0.25
12/31/11	$1.24	$0.66

Record Holders

As of March 23, 2012, there were approximately 80 stockholders of record of our common stock, and we estimate that there were approximately 450 additional beneficial stockholders who hold their shares in “street name” through a brokerage or other institution. As of March 23, we have a total of 17,645,882 shares of common stock issued and outstanding. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

As of December 31, 2011, we do not have any compensation plans under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

Other than the issuances described below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

In September 2011, we entered into an employment agreement with John Bergeron, our Chief Financial Officer, and pursuant to the agreement, we issued Mr. Bergeron a signing bonus of 100,000 shares of restricted common stock as consideration for his new employment. We issued the shares under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the offeree was an “accredited investor”; (v) the investment intent of the offeree; and (vi) the restriction on transferability of the securities issued.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and the related notes to the financial statements included in this Form 10-K.

FORWARD LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-K are forward-looking statements. Words such as “expects,” “believes,” “anticipates,” “may,” and “estimates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other risks and uncertainties set forth below and in the “Risk Factors” section above. Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance that our expectations, beliefs or projections will result, be achieved, or be accomplished.

Management Overview

At the end of 2008, we launched our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, our main focus will be on the expansion and development of spine injury diagnostic centers across the nation.

Results of Operations

We recorded $5,212,165 in net revenues with $2,120,800 in costs of services and gross profit of $3,091,365 for the year ended December 31, 2011. For the same period in 2010, we recorded $3,389,581 in net revenues with $1,425,399 in costs of services and gross profit of $1,964,182. These increases are directly attributable to revenues generated from our four Florida locations opened during 2011.

We recognize revenue by reference to “net revenue,” which is gross amounts billed using CPT (Current Procedural Terminology) codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 50% and 48%, based on settled patient cases, was used to determine net revenue during 2011 and 2010, respectively. Accordingly, we had gross revenues of $10,594,259 with net revenues of $5,212,165 for the year ended December 31, 2011, versus gross revenues of $6,528,194 with net revenues of $3,389,581 for the year ended December 31, 2010.

During the year ended December 31, 2011, our operations focused on continued development of its spine injury diagnostic business in Tampa, Orlando, Jacksonville and Sarasota. During the year ended December 31, 2010, our operations focused on continued development of our spine injury diagnostic business in the Houston area and opening our second spine injury diagnostic center in McAllen, Texas in June 2010.

Expenses

Operating, general and administrative expenses for the year ended December 31, 2011, were $1,750,219 as compared to $863,399 for the year ended December 31, 2010. The increase in operating expenses was primarily the result of additional overhead associated with opening new centers coupled with increased legal expenditures in connection with resolving certain disputes that originated prior to the launch of our current business model.

Other income (expenses) for the year ended December 31, 2011 was an expense of $26,142 as compared to income of $767 for the year ended December 31, 2010. For the year ended December 31, 2011, other income of $175,129 was offset by $201,271 of interest expense. For the same period in 2010, other income of $9,346 was offset by $8,579 of interest expense.

Net Income or Loss

Net income for the year ended December 31, 2011 was $1,315,004 compared to net income of $1,101,550 for the year ended December 31, 2010, a change of $213,454 or 19.4%.

Liquidity and Capital Resources

During 2011, we used cash from operations in the amount of $642,532 as compared to $1,037,490 used in 2010.  The decrease in cash used in operations was due to the increased collections of our spine injury diagnostic centers.

There was no cash provided or used in investing activities for the years ended December 31, 2011 and 2010.

Cash flows provided by financing activities totaled $519,911 for the year ended December 31, 2011, consisting of proceeds from issuance of debentures and warrants of $200,000, proceeds from related party notes payable of $642,453, offset by the cancellation of common stock in settlement of a legal dispute of $36,789 and a repayment on related party notes payable of $362,753. For the same period in 2010, cash provided by financing activities was $1,181,904, which was the result of proceeds from issuance of debentures and warrants of $200,000, proceeds from related party notes payable of $1,217,404, offset by a repayment on related party notes payable of $235,500.

Capital Expenditures

We made no significant capital expenditures on property or equipment during the years ended December 31, 2011 and 2010.

Impact of Inflation

Management believes that inflation may have a negligible effect on future operations. However, management believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Income Tax Expense (Benefit)

We have experienced losses and as a result have net operating loss carryforwards available to offset future taxable income.

Critical Accounting Policies

In Note 3 to the audited financial statements for the years ended December 31, 2011 and 2010 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

Preparation of Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We conform to the guidance provided by SEC Staff Accounting Bulletin, Topic 13, “Revenue Recognition.”  Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when medical diagnostic services are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the medical services are provided and are based upon the type and extent of the services rendered.  Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections.

Accounting Standards Updates

In Note 3 to the audited financial statements for the years ended December 31, 2011 and 2010 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $12,588,144 as of December 31, 2011. During the year ended December 31, 2011, we realized net revenue of $5,212,165 and net income of $1,315,004. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2012. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2011 and 2010 are attached hereto.

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Pain Management, Inc.:

We have audited the accompanying balance sheets of Spine Pain Management, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spine Pain Management, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $12,588,144 and working capital of $775,949 as of December 31, 2011.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of Spine Pain Management, Inc.’s internal control over financial reporting as of December 31, 2011 and 2010 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, LLP
Houston, Texas March 23, 2012

SPINE PAIN MANAGEMENT, INC.

BALANCE SHEETS

December 31, 2011 and 2010

ASSETS	2011	2010

Current assets:
Cash	$54,582	$177,203
Related party receivable	-	23,597
Accounts receivable, net	2,876,848	1,254,618
Prepaid expenses	99,083	151,333

Total current assets	3,030,513	1,606,751

Accounts receivable, net of allowance for doubtful accounts of $40,000 and $0, respectively	2,954,269	1,721,520
Debt cost	167,386	-
Note receivable from related party	163,703	-

Total assets	$6,315,871	$3,328,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$923,665	$367,497
Due to related parties	1,330,899	1,051,199

Total current liabilities	2,254,564	1,418,696

Debentures payable	314,280	136,586

Total liabilities	2,568,844	1,555,282

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares
authorized; 17,088,396 and 17,403,396 shares issued and outstanding
at December 31, 2011 and 2010, respectively	17,088	17,403
Additional paid-in capital	16,318,083	15,658,734
Accumulated deficit	(12,588,144)	(13,903,148)

Total stockholders’ equity	3,747,027	1,772,989

Total liabilities and stockholders’ equity	$6,315,871	$3,328,271

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

	2011	2010

Net revenue	$5,212,165	$3,389,581

Cost of providing services, including amounts billed by a related party of $635,700 and $1,143,699 during the years ended December 31, 2011 and 2010, respectively	2,120,800	1,425,399

Gross profit	3,091,365	1,964,182

Operating, general and administrative expenses	1,750,219	863,399

Income from operations	1,341,146	1,100,783

Other income and (expense):
Other income	175,129	9,346
Interest expense	(201,271)	(8,579)

Total other income and (expense)	(26,142)	767

Net income	$1,315,004	$1,101,550

Basic income per common share	$0.08	$0.06
Diluted income per common share	$0.08	$0.06

Shares used in income per common share:
Basic	17,423,696	17,128,690
Diluted	17,435,830	17,128,690

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2009	16,867,682	$16,868	$14,717,352	$(15,004,698)	$(270,478)

Issuance of common stock for compensation of employees and consultants	850,000	850	581,650	-	582,500
Issuance of common stock for debt conversions	310,714	310	223,589	-	223,899
Cancellation of common stock issued in acquisition agreement of One Source	(625,000)	(625)	625	-	-
Liabilities to former related party contributed as additional paid in capital	-	-	67,333	-	67,333
Detachable warrants issued with debentures	-	-	68,185	-	68,185
Net income	-	-	-	1,101,550	1,101,550

Balances, December 31, 2010	17,403,396	17,403	15,658,734	(13,903,148)	1,772,989

Issuance of common stock for compensation of employees	100,000	100	93,900	-	94,000
Issuance of common stock options for compensation of officers and directors	-	-	171,585	-	171,585
Issuance of common stock upon exercise of stock options	100,000	100	76,900	-	77,000
Cancellation of common stock in settlement of legal dispute	(515,000)	(515)	(36,274)	-	(36,789)
Warrants issued for debt costs associated with sale of debentures	-	-	279,000	-	279,000
Detachable warrants issued with debentures	-	-	74,238	-	74,238
Net income	-	-	-	1,315,004	1,315,004

Balances, December 31, 2011	17,088,396	$17,088	$16,318,083	$(12,588,144)	$3,747,027

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$1,315,004	$1,101,550
Adjustments to reconcile net income to net cash
used in operating activities:
Bad debt expense	40,000	-
Interest expense related to warrant amortization	163,546	4,771
Stock based compensation	265,585	582,500
Changes in operating assets and liabilities:
Accounts receivable, net	(2,894,979)	(2,467,639)
Related party receivable	(140,106)	(23,597)
Prepaid expenses	52,250	(151,333)
Accounts payable and accrued liabilities	556,168	(83,742)

Net cash used in operating activities	(642,532)	(1,037,490)

Cash flows from financing activities:
Proceeds from exercise of stock options	77,000	-
Proceeds from issuance of debentures and warrants	200,000	200,000
Treasury stock recovered and cancelled in legal dispute	(36,789)	-
Proceeds from related party notes payable	642,453	1,217,404
Repayments on related party notes payable	(362,753)	(235,500)

Net cash provided by financing activities	519,911	1,181,904

Net increase (decrease) in cash and cash equivalents	(122,621)	144,414

Cash and cash equivalents at beginning of period	177,203	32,789

Cash and cash equivalents at end of period	$54,582	$177,203

Supplementary disclosure of non-cash investing and
financing activities:
Warrants issued for debt costs associated with sale of debentures	$279,000	$-
Contribution to additional paid-in capital of amounts
due to former related parties	$-	$67,333
Related party notes payable converted to common
stock and additional paid-in capital	$-	$223,899

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., (the “Company,” “we” or “us”) formerly known as Versa Card, Inc., was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development. In November 2009, we changed (i) our name from Versa Card, Inc. to Spine Pain Management, Inc. and (ii) our trading symbol from “IGLB” to “SPIN.”

At the end of December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. We currently manage six spine injury diagnostic centers within the United States, which are located in Houston, Texas; McAllen, Texas; Orlando, Florida; Jacksonville, Florida; Sarasota, Florida; and the Tampa Bay Area of Florida. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the United States.

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

Through our care management system, we engage spine surgeons, orthopedic surgeons and other healthcare providers to operate as our independent contractors to diagnose and treat patients with musculo-skeletal spine injuries. We manage the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After a doctor bills a patient for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

The clinic facilities where the spine injury diagnostic centers operate are owned or leased by third parties. We have no ownership interest in these clinic facilities and have no responsibilities towards building or operating the clinic facilities.

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $12,588,144 as of December 31, 2011. During the year ended December 31, 2011, we realized net revenue of $5,212,165 and net income of $1,315,004. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2012. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

Revenue Recognition

Revenues are recognized in accordance with SEC staff accounting bulletin, Topic 13, Revenue Recognition, which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when medical diagnostic services are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the medical services are provided and are based upon the type and extent of the services rendered.  Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4).

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates fair value.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the statement of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows.

Comprehensive Income

We report and disclose comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.  Under this guidance, we classify items of other comprehensive income by their nature in a financial statement and disclose the accumulated balance of other comprehensive income separately in the stockholders’ equity section of the balance sheet. We have no components of comprehensive income (loss) during 2011 or 2010.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, current economic conditions, the age of accounts receivable, and an assessment of our ability to fully realize amounts billed for services. Additionally, we recorded an allowance for doubtful accounts in the amount of $40,000 and $0, at December 31, 2011 and 2010, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our statements of income.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.

We utilize the prospective transition method, which requires the application of the accounting standard to new awards made, as well as awards from previous years that have been modified, repurchased, or cancelled after December 31, 2005.  We continue to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards (either the minimum value method, or the authoritative guidance for accounting for certain transactions involving stock based compensation). We recognized stock based compensation cost of $265,585 and $582,500, respectively, during 2011 and 2010.

Income Taxes

We account for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income.

Uncertain Tax Positions

ASC Topic 740-10-25 defines the minimum threshold a tax position is required to meet before being recognized in the financial statements as “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

We are subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, we will adjust tax expense to reflect our ongoing assessments of such matters which require judgment and can materially increase or decrease our effective rate as well as impact operating results.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

During 2011, we filed federal and applicable state income tax returns for the year ended December 31, 2010, and during 2010, we filed federal and applicable state income tax returns for the year ended December 31, 2009 and prior years.  Although we had been incurring losses since our inception, we were obligated but were delinquent in filing income tax returns in compliance with IRS regulations and those of applicable state jurisdictions. Management believes that we will not incur significant penalties or interest for delinquent filing of federal and state income tax returns, nor federal or state income tax liabilities, as applicable, for the years prior to 2010, considering our history of losses since inception. We have not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2011 and 2010, respectively. Management believes that because we have now filed all delinquent tax returns that our failure to timely file will not have a material adverse impact on our financial position, results of operations or cash flows.

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (including applicable states). Because U.S. federal and applicable state tax returns for years 2004 to 2009 were filed in 2010, management believes that all these years of returns will remain subject to audit until 2013.

Legal Costs and Contingencies

In the normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

Net Income/Loss per Share

Basic and diluted net income/loss per common share are presented in accordance with ASC Topic 260, “Earnings per Share”, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted income/loss per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net income/loss per share is calculated by dividing the net income/loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. Management is currently evaluating the impact of this new guidance on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance now requires the Company to present the components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether the Company chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the Company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective retrospectively for fiscal years and interim reporting periods within these years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the method we will utilize to present items of net income and other comprehensive income.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210):Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU 2011-11 is not expected to have a significant impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU 2011-12 is not expected to have a significant impact on our financial statements or disclosures.

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

Revenue is recognized by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 50% and 48%, based on settled patient cases, was used to reduce revenue to 50% and 52% of CPT code billings (“gross revenue”) during 2011 and 2010, respectively.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients. Experience in 2010 demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which currently indicates that 49% of cases will be subject to a settlement or judgment within one year of a medical procedure.

We take the following steps to establish an arrangement between all parties and facilitate collection upon settlement or final judgment of cases:

•	The patient completed and signed medical and financial paperwork, which included an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits derived from any settlement or judgment of the patient’s case.

•	The patient’s attorney issued the healthcare provider a Letter of Protection designed to guarantee payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection also should preclude any case settlement without providing for payment of the patient’s medical bill.

•	Most of the patients who received medical services at the diagnostic centers have typically been previously referred to a doctor who performed the initial two to four months of conservative treatment based on a recommendation by their attorney. The doctor then typically refers the patient to one of our healthcare providers for an evaluation because of continuing symptoms. Patients are only accepted if the initial referral was from a reputable plaintiff’s attorney with adequate experience in personal injury lawsuits. Before referring a patient, the attorney is expected to have evaluated the patient’s accident case, including the conditions that gave rise to the patient’s injuries and the extent and quality of general liability insurance held by the defendant. The attorney is also responsible for determining that a settlement favorable to the patient/plaintiff is expected.

Accounts Receivable Factoring

During the year ended December 31, 2011, the Company factored $1,008,778 of gross receivables to a third party (the “factor”) for cash consideration of $302,633 or 30% of the gross receivable. In the event the factor does not receive at least 30% of the gross receivable purchased, or $302,633, the Company will transfer additional accounts receivable to the factor at no charge until the factor collects monies in the aggregate of the original gross receivables purchase of $1,008,778. There was no such factoring of receivables in 2010.

NOTE 5. DUE TO RELATED PARTIES

Due to related parties consists of the following at December 31:

	2011	2010

Due to Northshore Orthopedics Associates	$1,020,200	$740,500

Due to Chief Executive Officer	310,699	310,699

	$1,330,899	$1,051,199

Amounts due to Northshore Orthopedics, Assoc. (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. We used the amounts received to meet our working capital requirements (see Note 8). The outstanding NSO debt at December 31, 2011 was converted to stock in February 2012. See Note 11 “Subsequent Events” for further details.

NOTE 6. DEBENTURES

In February 2011, two investors subscribed to purchase an aggregate of $200,000 of debentures and warrants from us. The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year. The entire principal amount of the debentures is due in one lump sum on June 30, 2013. The debentures were issued with three sets of detachable warrants as follows: (i) Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share that expire on December 31, 2012, (ii) Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share that expire on December 31, 2013, (iii) Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share that expire on December 31, 2013.

Between October and December 2010, three investors subscribed to purchase an aggregate of $200,000 of debentures and warrants from us. The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year. The entire principal amount of the debentures is due in one lump sum on June 30, 2013. The debentures were issued with three sets of detachable warrants as follows: (i) Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share that expire on December 31, 2012, (ii) Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share that expire on December 31, 2013 (iii) Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share that expire on December 31, 2013.

Following is an analysis of debentures payable at December 31:

	2011	2010

Stated value of debentures payable	$400,000	$200,000

Less: unamortized value of warrants issued	85,720	63,414

	$314,280	$136,586

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2011 and 2010, we issued common stock to compensate officers, employees, directors and outside professionals. The stock issuances for services were valued based on the quoted market price of our common stock on the date of issuance. Following is an analysis of common stock issuances during the years ended December 31, 2011 and 2010:

In September 2011, we issued 100,000 restricted shares of common stock to John Bergeron, our Chief Financial Officer, valued at $94,000, as compensation under his employment agreement.

In August and December 2011, we received and cancelled a total of 515,000 shares of common stock in settlement of a legal dispute. The legal fees we incurred in obtaining the return of this common stock were treated as cost of treasury stock subsequently retired.

In December 2010, our Board of Directors authorized the issuance of 25,000 restricted shares of common stock to Charles Rufai, CPA, in payment of $23,900 of outstanding debt we owed to him.

In September 2010, we issued 400,000 restricted shares of common stock as payment for professional services.

In August 2010, we issued 50,000 restricted shares of common stock, each to Jerry Bratton, Franklin A. Rose, and John Bergeron, valued at a total of $97,500, as consideration for serving on the Board of Directors.

In August 2010, we received and cancelled a total of 625,000 shares of common stock, previously issued to Brian Koslow and David Waltzer, in settlement of a lawsuit.

In May 2010, we issued 50,000 restricted shares of common stock to John Talamas, our Chief Operating Officer, valued at $45,000, as compensation under his employment agreement.

In May 2010, we issued 250,000 restricted shares of common stock valued at $225,000 to Richard Specht, one of our Directors, for service on the Board of Directors.

In May 2010, we issued 285,714 restricted shares of common stock to William Donovan, M.D., our Chief Executive Officer, for the conversion of $200,000 of outstanding debt we owed to NSO.

Warrants

The Company currently has four series of outstanding warrants. Series A through Series C warrants were issued with the debentures that the Company sold to five investors during 2010 and 2011. See Note 6 for further details.

During 2011, the Company issued 400,000 Series D warrants as compensation for the consultants who sold the debentures. The warrants were immediately exercisable. The weighted-average estimated fair value of the warrants issued ranged from $0.57-$0.74 per share using the Black-Scholes model with the following assumptions:

Expected volatility	ranging from 177.23 to 187.74
Risk-free interest rate	ranging from 0.52% to 1.25%
Expected life	4 years
Estimated forfeitures	0%, based on limited forfeiture history
Dividend yield	0%

The fair value of the Series D warrants issued in 2011 was $279,000 and was recorded as a Debt Cost asset which is amortized over the life of the warrants. The remaining unamortized portion of the Debt Cost asset is $167,386 at December 31, 2011. Interest expense of $111,614 was recognized in the Statement of Operations for the year ended December 31, 2011. There were no Series D warrants outstanding at December 31, 2010 nor were there any Series D warrants issued or exercised in 2010. A summary of warrant activity for the years ended December 31, 2011 and 2010 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-The-Money)

Outstanding at December 31, 2009	-	$-	-	$-

Warrants issued with long-term
debentures	200,000	2.75	2.3	-

Outstanding at December 31, 2010	200,000	2.75	2.3	-

Warrants issued with long-term
debentures		0.69	1.7	98,000

Warrants issued as consultant
compensation		0.50	3.1	272,000

Outstanding at December 31, 2011	800,000	$1.88	1.9	$370,000

Exercisable at December 31, 2011		$1.88	1.9	$370,000

The following summarizes outstanding warrants and their respective exercise prices at December 31, 2011:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Warrants	Price	Expiration	Term (in years)

Series A Warrants	200,000	$1.50	Dec 2012	1
Series B Warrants	100,000	$3.00	Dec 2013	2
Series C Warrants	100,000	$5.00	Dec 2013	2
Series D Warrants	400,000	$1.00	Dec 2014 - Mar 2015	3.08

	800,000

Stock Options

The Company recognizes compensation expense related to stock options in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted during the year ended December 31, 2011 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

On June 6, 2011, the Company issued 975,000 stock options to directors and officers as follows:

•	Options to purchase up to a total of 75,000 shares of common stock were granted to the Company’s three independent members of the Board of Directors. These options vested and became exercisable immediately. The weighted-average estimated fair value of the stock options granted was $0.65 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	0.74%
Expected life	3 years
Dividend yield	0%

•	Options to purchase up to a total of 900,000 shares of common stock were granted to the Company’s two executive officers. These options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.72 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	1.60%
Expected life	5 years
Dividend yield	0%

There were no options outstanding at December 31, 2010 nor were there any stock options issued or exercised in 2010. Details of stock option activity for the year ended December 31, 2011 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at beginning of year	-	$-	-	$-

Options granted	975,000	0.77	4.5	399,750
Options exercised	(100,000)	0.77	-	(41,000)

Outstanding at end of year	875,000	$0.77	4.5	$358,750
Exercisable at end of year	145,604	$0.77	3.9	$59,698

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2011:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Options	Price	Expiration	Term (in years)

Options	50,000	$0.77	June 2014	2.6
Options	825,000	$0.77	June 2016	4.6

	875,000

The fair value of the options granted was $696,750, of which $171,585 in compensation expense was recognized in operating, general and administrative expenses in the Statement of Operations for the year ended December 31, 2011. As of December 31, 2011, there was approximately $525,165 of total unrecognized compensation expense related to non-vested stock option awards. The remaining $525,165 in compensation expense will be recognized at $54,000 per quarter with the final $39,165 being recognized in the quarter ended June 30, 2014.

NOTE 8. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2011 and 2010, we had balances payable to NSO of $1,020,200 and $740,500, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. During the year ended December 31, 2010, we issued 285,714 shares of common stock to Dr. Donovan for the conversion of $200,000 of outstanding debt owed by us to NSO. There were no shares issued for conversion of outstanding debt during the year ended December 31, 2011. However, the outstanding NSO debt at December 31, 2011 was converted to stock in February 2012. See Note 11 “Subsequent Events” for further details.

Additionally, as shown in Note 5, at both December 31, 2011 and 2010, we had a balance of $310,699 due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of the Company. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Note Receivable from a Related Party

We entered into a promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011. The note matures on June 30, 2013 and accrues interest at the rate of 6% per annum. All principal and accrued but unpaid interest is payable in one payment upon maturity on June 30, 2013. At December 31, 2011, the related party note receivable was $163,703. There was no related party note receivable at December 31, 2010.

NOTE 9. INCOME TAXES

We have not made provision for income taxes for the year ended December 31, 2011 or 2010, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at December 31:

	2011	2010

Benefit from net operating loss carryforwards	$2,218,568	$2,762,897

Less: valuation allowance	(2,218,568)	(2,762,897)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,218,568 and $2,762,897 attributable to the future utilization of the approximate $6,525,200 in eligible net operating loss carryforwards as of December 31, 2011 will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations, to the expected amount at the 34% federal statutory rate:

	2011	2010

Income tax (provision) benefit at the 34% statutory rate	$(447,101)	$(374,527)
Effect of state income taxes	(39,511)	(33,046)
Non-deductible interest expense	(55,605)	-
Other	(2,112)	-
Less change in valuation allowance	544,329	407,573

Income tax (provision) benefit	$-	$-

During 2010, we filed certain delinquent U.S. federal and state tax returns and are now current in our income tax return filings. Such filings did not have any significant impact on our financial position, results of operations and cash flows considering our net operating loss carryforward position.

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against us (the Company) and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania. Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement. We subsequently requested that the transfer agent place a stop transfer order on the shares. The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment. They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement. We filed a motion to dismiss in April 2010. The Court ruled on this motion and dismissed all fraud counts. In July 2011, the Court granted the plaintiffs’ motion for judgment on the pleadings and dismissed our counterclaim. In February 2012, the Court granted in part and denied in part the plaintiff’s motion for partial summary judgment and our cross-motion for summary judgment. The Court found the initial stop transfer in March 2009 was proper under the terms of a mutual release and settlement agreement. The Court found that the subsequent request by the plaintiffs on November 2009 put us on notice that the restrictive legends should have been lifted. The Court granted plaintiffs’ summary judgment as to the breach of contract claim and granted our summary judgment as to the plaintiffs’ good faith and unjust enrichment claims. The Court also denied the plaintiffs’ divestment and rescission claims. Because the court specifically ruled that this is a breach of contract matter, the plaintiffs’ claim for punitive damages is moot as a matter of contract law. Although we believe the plaintiffs’ damages claim is without merit, there can be no assurance that the outcome of this case will be favorable to us.

NOTE 11.  SUBSEQUENT EVENTS

On February 16, 2012, we entered into an employment agreement with William F. Donovan, M.D., our President and Chief Executive Officer. On February 20, 2012, the agreement was amended to eliminate certain stock award provisions. The employment agreement, as amended, (i) terminates and supersedes the previous employment agreement that we entered into with Dr. Donovan on or about May 17, 2010, which was to expire on in May 2012, unless earlier terminated, (ii) has a term that ends on March 31, 2014, and (iii) provides that we will pay Dr. Donovan an annual base salary of $96,000.

On May 11, 2010 we entered into an employment agreement with John A. Talamas, our Chief Operating Officer. The agreement provides that we will transfer to Mr. Talamas 500,000 restricted shares of common stock if Mr. Talamas is employed by us under his employment agreement on June 30 of the calendar year in which we achieve an annual fully diluted earning per share of at least $0.01 as reflected in the audited financial statements filed with an annual report on Form 10-K filed with the SEC. After discussions with management, on February 26, 2012, Mr. Talamas confirmed in writing that he was waiving his right to receive these 500,000 shares. Accordingly, we will not be issuing him these shares.

In February 2012, NSO agreed to convert into common stock certain outstanding debt owed to it by us. NSO, which is 100% owned by William F. Donovan, M.D., our President and Chief Executive Officer, has an agreement with us to provide medical services as our independent contractor. Our outstanding debt to NSO was incurred through this agreement. The outstanding debt of $1,020,200 was converted to common stock at the price of $1.83 per share, which was the closing market price on Friday, February 17, 2012. This resulted in the Company issuing 557,486 restricted shares of common stock to NSO on February 28, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  Based on this evaluation, our management concluded that, as of December 31, 2011, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	69	Chief Executive Officer, President and Director
John Talamas	56	Chief Operating Officer and Director
John Bergeron	55	Chief Financial Officer and Director
Jerry Bratton	59	Director
Franklin Rose, M.D.	60	Director

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

John A. Talamas – Mr. Talamas has served our Chief Operating Officer since May 2010 and as one of our Director since May 2011.  He previously served as our Chief Operating Officer from February 2009 to July 2009.  Subsequently, he served as our Director of Operations.  He is also currently the Chief Executive Officer of Quality Drill Media LLC, a full service advertising company, a position he has held since August 2003.  While with Quality Drill Media, he has developed and launched care management service programs facilitating patients who require appropriate medical and chiropractic treatment.  Prior to working for Quality Drill Media, Mr. Talamas also previously held the following positions: Special Projects Accountant for Radio–One, Inc.; Director of Media Affiliates for IP2M, Inc.; Chief Financial Officer for Signtex Imaging, Inc.; and Financial Manager for Eller Media Co. Inc.  Mr. Talamas has an extensive business background in developing and launching successful marketing programs for attorneys, doctors treating injured workers, and medical facilities associated with these types of patients.  Mr. Talamas earned a Bachelor’s of Business Administration with a concentration in Accounting from Laredo State University, Cum Laude, in May 1981.

John Bergeron, CPA – Mr. Bergeron has served as our Chief Financial Officer since October 2011 and as one of our Directors since July 2010.  He currently serves as President of Jolpeg Inc., a private firm that consults on financial matters in service industries, a position he has held since May 2008.  Also since May 2008, he has worked as Controller of Christian Brothers Automotive Corporation, of which he also currently owns and operates a franchise.  From May 2005 until May 2008, Mr. Bergeron served as Divisional Controller of Able Manufacturing, a division of NCI Group, Inc, where his responsibilities included financial reporting, budgeting and Sarbanes-Oxley Act compliance.  Prior to that, Mr. Bergeron worked as controller of different internet companies and as an accounting manager for several other private firms.  He has also worked as an auditor for Arthur Andersen.  Mr. Bergeron has more than thirty years experience in financial management and corporate development of manufacturing and service industry companies.  He has extensive experience in financial reporting of public companies, risk management, business process re-engineering, structuring and implementing accounting procedures and internal control programs for Sarbanes-Oxley Act compliance.  Mr. Bergeron is a Certified Public Accountant.  He received a Bachelor of Business Administration in Accounting from Lamar University in 1979.  He is also currently the President of the Montgomery County MUD #83.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are aware of five people who, during the fiscal year ended December 31, 2011 were Directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as follows:

John Bergeron, our Chief Financial Officer and Director, failed to timely file a Form 4 in connection with our issuance to him of stock options on June 6, 2011.  He ultimately filed this report, however, on June 20, 2011.

Jerry Bratton, our Director, failed to timely file a Form 4 in connection with our issuance to him of stock options on June 6, 2011.  He ultimately filed this report, however, on June 20, 2011.

William Donovan, M.D., our Chief Executive Officer and Director, failed to timely file a Form 4 in connection with our issuance to him of stock options on June 6, 2011.  He ultimately filed this report, however, on June 17, 2011.

Franklin Rose, M.D., our Director, failed to timely file a Form 4 in connection with our issuance to him of stock options on June 6, 2011. He ultimately filed this report, however, on June 20, 2011.

John Talamas, our Chief Operating Officer and Director, failed to timely file a Form 4 in connection with our issuance to him of stock options on June 6, 2011. He ultimately filed this report, however, on June 20, 2011.

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

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we mailed to stockholders on or around April 14, 2011 for our Annual Meeting held last May 11, 2011.

Audit Committee

We have established a separately-designated standing audit committee.  The Audit Committee consists of our two independent Directors, Jerry Bratton and Franklin Rose, M.D.  Mr. Bratton is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K.  The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2011 and 2010 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2011	-	-	-		81,890	(1)	-	-	-	81,890
CEO and President	2010	-	-	-		-		-	-	-	-

John Talamas	2011	-	-	-		40,945	(2)	-	-	-	40,945
COO	2010	-	-	45,000	(3)	-		-	-	-	45,000

John Bergeron	2011	12,750	-	94,000	(4)	-		-	-	-	106,750
CFO	2010	-	-	-		-		-	-	-	-

(1)	On June 6, 2011, we granted Dr. Donovan stock options to purchase 600,000 shares of common stock at an exercise price of $0.77 per share. We granted the options as consideration for his employment as Chief Executive Officer and President. The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The fair value of the options was $432,000, of which $81,890 in compensation expense was recognized in the Statement of Operations for the year ended December 31, 2011. (See Note 7 of the accompanying financial statements)

(2)	On June 6, 2011, we granted Mr. Talamas stock options to purchase 300,000 shares of common stock at an exercise price of $0.77 per share. We granted the options as consideration for his employment as Chief Operating Officer. The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The fair value of the options was $216,000, of which $40,945 in compensation expense was recognized in the Statement of Operations for the year ended December 31, 2011. (See Note 7 of the accompanying financial statements)

(3)	In May 2010, we issued 50,000 restricted shares of common stock to Mr. Talamas as consideration for his employment as Chief Operating Officer.

(4)	In October 2011, we issued 100,000 restricted shares of common stock to Mr. Bergeron as consideration for his employment as Chief Financial Officer.

Employment Agreements

On February 16, 2012, we entered into an employment agreement with our President and Chief Executive Officer, William F. Donovan, M.D. On February 20, 2012, the agreement was amended to eliminate certain stock award provisions. The employment agreement, as amended, (i) terminates and supersedes the previous employment agreement that we entered into with Dr. Donovan on or about May 17, 2010, which was to expire on in May 2012 unless earlier terminated, (ii) has a term that ends on March 31, 2014, and (iii) provides that we will pay Dr. Donovan an annual base salary of $96,000. The agreement also provides that we may grant Dr. Donovan performance bonuses from time to time at the discretion of the Board of Directors. The termination of Dr. Donovan’s May 2010 employment agreement accordingly terminated his right under that agreement to receive 1,000,000 restricted shares of common stock if he is employed by us on June 30 of the calendar year in which we achieve an annual fully diluted earning per share of at least $0.01 as reflected in the audited financial statements filed with an annual report on Form 10-K filed with the SEC.

In May 2010, we entered into an employment agreement with our Chief Operating Officer, John A. Talamas.  Pursuant to the employment agreement, which has a term that expires on May 1, 2012, we issued Mr. Talamas 50,000 shares of restricted common stock as consideration for his new employment.  The agreement also provides that we may grant Mr. Talamas performance bonuses from time to time at the discretion of the Board of Directors. Additionally, the employment agreement provided that we will transfer to Mr. Talamas 500,000 restricted shares of common stock if Mr. Talamas is employed by us under his employment agreement on June 30 of the calendar year in which we achieve an annual fully diluted earning per share of at least $0.01 as reflected in the audited financial statements filed with an annual report on Form 10-K filed with the SEC. After discussions with management, however, on February 26, 2012 Mr. Talamas confirmed in writing that he was waiving his right to receive these 500,000 shares.

In September 2011, we entered into an employment agreement with our Chief Financial Officer, John Bergeron. The employment agreement’s term began on October 1, 2011 and will expire on September 30, 2012. The agreement provides that Mr. Bergeron receive an annual base salary of $51,000 and a signing bonus of 100,000 shares of restricted common stock as consideration for his new employment. The agreement also provides that we may grant Mr. Bergeron performance bonuses from time to time at the discretion of the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William F. Donovan, M.D.	50,000	(1)	500,000	-	0.77	6/6/2016
John A. Talamas	25,000	(2)	250,000	-	0.77	6/6/2016

(1)	On June 6, 2011, we granted Dr. Donovan stock options to purchase 600,000 shares of common stock at an exercise price of $0.77 per share. We granted the options as consideration for his employment as Chief Executive Officer and President. The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. Dr. Donovan exercised 50,000 of the options on September 9, 2011.

(2)	On June 6, 2011, we granted Mr. Talamas stock options to purchase 300,000 shares of common stock at an exercise price of $0.77 per share. We granted the options as consideration for his employment as Chief Operating Officer. The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. Mr. Talamas exercised 25,000 of the options on September 9, 2011.

Compensation of Directors

At present, we do not pay our Directors for attending meetings of the Board of Directors, although we may adopt a Director compensation policy in the future. We have no standard arrangement pursuant to which Directors are compensated for any services they provide or for committee participation or special assignments.  We did, however, provide compensation to certain Directors during the year ended December 31, 2011 as follows:

Summary Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Bergeron	-	-	16,250	(1)	-	-	-	16,250
Jerry Bratton	-	-	16,250	(2)	-	-	-	16,250
William Donovan, M.D.	-	-	-	(3)	-	-	-	-
Franklin Rose, M.D.	-	-	16,250	(4)	-	-	-	16,250
John Talamas	-	-	-	(5)	-	-	-	-

(1)	In June 2011, we granted Mr. Bergeron three-year stock options to purchase 25,000 shares of common stock at an exercise price of $0.77 per share. The options vested and became exercisable immediately. The fair value of the options was $16,250, which was recognized in the Statement of Operations for the year ended December 31, 2011. (See Note 7 of the accompanying financial statements)

(2)	In June 2011, we granted Mr. Bratton three-year stock options to purchase 25,000 shares of common stock at an exercise price of $0.77 per share. The options vested and became exercisable immediately. The fair value of the options was $16,250, which was recognized in the Statement of Operations for the year ended December 31, 2011. (See Note 7 of the accompanying financial statements)

(3)	Dr. Donovan received no compensation in his capacity as a Director during the year ended December 31, 2011. He did, however, receive compensation in his capacity as an executive officer. (See the “Summary Executive Compensation Table” above.)

(4)	In June 2011, we granted Dr. Rose three-year stock options to purchase 25,000 shares of common stock at an exercise price of $0.77 per share. The options vested and became exercisable immediately. The fair value of the options was $16,250, which was recognized in the Statement of Operations for the year ended December 31, 2011. (See Note 7 of the accompanying financial statements)

(5)	Mr. Talamas received no compensation in his capacity as a Director during the year ended December 31, 2011. He did, however, receive compensation in his capacity as an executive officer. (See the “Summary Executive Compensation Table” above.)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 23, 2012 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our executive officers and (iv) all of our executive officers and Directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 23, 2012, there were 17,645,882 shares of common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	3,724,427	(2)	20.99%
John A. Talamas (1)	575,000	(3)	3.25%
Franklin A. Rose, M.D. (1)	175,000		0.99%
John Bergeron (1)	175,000	(4)	0.99%
Jerry Bratton (1)	1,581,100	(5)	8.95%
All Directors and executive officers as a group (5 persons)	6,230,527		34.91%
Rene Hamouth (6)	3,000,000		17.00%

(1)	The named individual is one of our executive officers or Directors. Our business address is 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

(2)	Includes 557,486 shares of common stock held indirectly through NorthShore Orthopedics, Assoc. (of which Dr. Donovan is the sole shareholder and has voting and investment control) and 3,066,941 shares held directly by Dr. Donovan. Also includes 100,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(3)	Includes 525,000 shares of common stock held by Mr. Talamas and 50,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(4)	Includes 150,000 shares of common stock held by Mr. Bergeron and 25,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(5)	Includes 1,556,100 shares of common stock held by Mr. Bratton, of which Mr. Bratton has sole voting power of 320,000 shares and shared voting power with his spouse of 1,236,100 shares. Also includes 25,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(6)	Mr. Hamouth’s address is 202-1280 Richards Street, Vancouver, BC, Canada, V6B 2G2.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2011:

Plan Category	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	--		--	--
Equity compensation plans not approved by our stockholders	875,000	(1)	0.77	--
Total	875,000		0.77	--

(1)

Consists of common shares to be issued upon exercise of outstanding stock options as follows:

• In June 2011 we granted three of our Directors stock options to purchase a total of 75,000 shares of common stock at an exercise price of $0.77 per share. The three-year options vested and became exercisable immediately. A total of 50,000 of these options remain unexercised.

• In June 2011 we granted our CEO and COO stock options to purchase a total of 900,000 shares of common stock at an exercise price of $0.77 per share. The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. A total of 825,000 of these options remain unexercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2011 and 2010, we had balances payable to NSO of $1,020,200 and $740,500, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. During the year ended December 31, 2010, we issued 285,714 shares of common stock to Dr. Donovan for the conversion of $200,000 of outstanding debt owed by us to NSO. There were no shares issued for conversion of outstanding debt during the twelve months ended December 31, 2011. In February 2012, however, NSO agreed to convert into common stock $1,020,200 of outstanding debt at the price of $1.83 per share, which was the closing market price on Friday, February 17, 2012. This resulted in us issuing to NSO 557,486 restricted shares of common stock on February 28, 2012.

Additionally, as shown in Note 5 of the accompanying financial statements, at both December 31, 2011 and 2010, we had a balance of $310,699 due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of us. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

We entered into a promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011. The note matures on June 30, 2013 and accrues interest at the rate of 6% per annum. All principal and accrued but unpaid interest is payable in one payment upon maturity on June 30, 2013. At December 31, 2011, the related party receivable was $163,703. There was no note receivable at December 31, 2010.

Director Independence

We currently have two independent Directors on our Board, Jerry Bratton and Franklin A. Rose, M.D.  The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Franklin A. Rose, M.D. and Jerry Bratton and made a subjective determination as to each of these Directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director of Spine Pain Management, Inc.  In making these determinations, the Board reviewed information provided by these Directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees(1)	$73,559	$68,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-

Total Fees	$73,559	$68,000

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services for the fiscal year ended 2011 and 2010 were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23,1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003) *

10.2	Employment Agreement with John A. Talamas dated May 11, 2010 (Incorporated by reference from Form 8-K filed with the SEC on May 17, 2010) *

10.3	Amendment to Employment Agreement with William F. Donovan, M.D. dated February 16, 2012 (Incorporated by reference from Form 8-K filed with the SEC on February 21, 2012) *

14.1	Code of Ethics (Incorporated by reference from our website. It can be found at: www.spinepaininc.com/investor-information)

16.1	Letter from Jewett, Schwartz, Wolfe & Associates to the SEC dated September 14, 2010 (Incorporated by reference from Form 8-K filed with the SEC on September 14, 2010) *

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2012.

Spine Pain Management, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 28, 2012
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Talamas		March 28, 2012
John Talamas	Chief Operating Officer and Director

/s/ John Bergeron		March 28, 2012
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 28, 2012
Jerry Bratton	Director

/s/ Franklin Rose, M.D.		March 28, 2012
Franklin Rose, M.D.	Director

