Form 10-Q
period 2012-03-31
Spine Pain Management, Inc
filed 2012-05-14
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2012.

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

1

As of May 8, 2012, there were 17,645,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

FORM 10-Q

SPINE PAIN MANAGEMENT, INC.

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash	$129,630	$54,582
Accounts receivable, net	3,190,450	2,876,848
Prepaid expenses	48,875	99,083

Total current assets	3,368,955	3,030,513

Accounts receivable, net of allowance for doubtful accounts
of $100,000 and $40,000 at March 31, 2012 and
December 31, 2011, respectively	3,220,671	2,954,269
Debt cost	139,486	167,386
Note receivable from a related party	163,703	163,703

Total assets	$6,892,815	$6,315,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$829,489	$923,665
Due to related parties	382,299	1,330,899

Total current liabilities	1,211,788	2,254,564

Note payable	50,000	-
Debentures payable	328,482	314,280

Total liabilities	1,590,270	2,568,844

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares
authorized; 17,645,882 and 17,088,396 shares issued
and outstanding at March 31, 2012 and December 31,
2011, respectively	17,646	17,088
Additional paid-in capital	17,391,723	16,318,083
Accumulated deficit	(12,106,824)	(12,588,144)

Total stockholders’ equity	5,302,545	3,747,027

Total liabilities and stockholders' equity	$6,892,815	$6,315,871

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2012	2011

Net revenue	$1,283,895	$839,446
Cost of providing services	461,400	300,600

Gross profit	822,495	538,846

Operating, general and administrative expenses	297,251	230,974

Income from operations	525,244	307,872

Other income and (expense):
Other income	8,466	6,767
Interest expense	(52,390)	(16,490)

Total other income and (expense)	(43,924)	(9,723)

Net income	$481,320	$298,149

Basic income per common share	$0.03	$0.02
Diluted income per common share	$0.03	$0.02

Shares used in income per common share:
Basic	17,315,066	17,403,396
Diluted	17,595,381	17,403,396

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows from operating activities:
Net income	$481,320	$298,149
Adjustments to reconcile net income to net cash
used in operating activities:
Bad debt expense	60,000	-
Interest expense related to warrant amortization	42,102	9,504
Stock based compensation	100,458	31,625
Changes in operating assets and liabilities:
Accounts receivable, net	(640,004)	(427,085)
Related party receivable	-	(106)
Prepaid expenses	3,750	(15,000)
Accounts payable and accrued liabilities	(94,176)	50,579

Net cash used in operating activities	(46,550)	(52,334)

Cash flows from financing activities:
Proceeds from issuance of note payable	50,000	-
Proceeds from issuance of debentures and warrants	-	200,000
Proceeds from related party payable	128,600	147,700
Repayments on related party payable	(57,002)	(135,000)

Net cash provided by financing activities	121,598	212,700

Net increase in cash and cash equivalents	75,048	160,366

Cash and cash equivalents at beginning of period	54,582	177,203

Cash and cash equivalents at end of period	$129,630	$337,569

Supplementary disclosure of non-cash financing activities:
Issuance of common stock for conversion of related party payable	$1,020,200	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., (the “Company” “we” or “us”) formerly known as Versa Card, Inc., was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development. In November 2009, we changed (i) our name from Versa Card, Inc. to Spine Pain Management, Inc. and (ii) our trading symbol from “IGLB” to “SPIN.”

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

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $12,106,824 as of March 31, 2012. During the three months ended March 31, 2012, we realized net revenue of $1,283,895 and net income of $481,320. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2013. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2011 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2012, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

Reclassifications

Certain items in the 2011 financial statements have been classified to conform to the 2012 financial statement presentation. Such reclassifications had no effect on our financial position, results of operations and cash flows.

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

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates fair value.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, current economic conditions, the age of accounts receivable, and an assessment of our ability to fully realize amounts billed for services. Additionally, the balance of the allowance for doubtful accounts was $100,000 and $40,000, at March 31, 2012 and December 31, 2011, respectively.

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

We utilize the prospective transition method, which requires the application of the accounting standard to new awards made, as well as awards from previous years that have been modified, repurchased, or cancelled after December 31, 2005.  We continue to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards (either the minimum value method, or the authoritative guidance for accounting for certain transactions involving stock based compensation). We recognized stock based compensation cost of $100,458 and $31,625, during the three months ended March 31, 2012 and 2011, respectively.

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

Net Income per Share

Basic and diluted net income per common share are presented in accordance with ASC Topic 260, “Earnings per Share”, for all periods presented. During the three months ended March 31, 2012, outstanding stock options and warrants have been included in the calculation of the diluted income per share in the statement of operations, because all such securities were dilutive. During the three months ended March 31, 2011, the outstanding stock warrants have been excluded from the calculation of the diluted income per share in the statement of operations, because these securities were anti-dilutive. There were no outstanding stock options during the three months ended March 31, 2011. The net income per share is calculated by dividing the net income by the weighted average number of shares outstanding during the periods.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. The adoption of ASU 2011-04 did not have a significant impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance now requires us to present the components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether we choose to present comprehensive income in a single continuous statement or in two separate but consecutive statements, we are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective retrospectively for fiscal years and interim reporting periods within these years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 did not have a significant impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU 2011-11 is not expected to have a significant impact on our financial position or results of operations.

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

Revenue is recognized by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 50% and 48%, based on settled patient cases, was used to reduce revenue to 50% and 52% of CPT code billings (“gross revenue”) during the three months ended March 31, 2012 and 2011, respectively.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

We take the following steps to establish an arrangement between all parties and facilitate collection upon settlement or final judgment of cases:

•	The patient completed and signed medical and financial paperwork, which included an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits derived from any settlement or judgment of the patient’s case.

•	The patient’s attorney issued the healthcare provider a Letter of Protection designed to guarantee payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection also should preclude any case settlement without providing for payment of the patient’s medical bill.

•	Most of the patients who received medical services at the diagnostic centers have typically been previously referred to a doctor who performed the initial two to four months of conservative treatment. The doctor then typically refers the patient to one of our healthcare providers for an evaluation because of continuing symptoms. Patients are only accepted if the initial referral was from a reputable plaintiff’s attorney with adequate experience in personal injury lawsuits. Before referring a patient, the attorney is expected to have evaluated the patient’s accident case, including the conditions that gave rise to the patient’s injuries and the extent and quality of general liability insurance held by the defendant. The attorney is also responsible for determining that a settlement favorable to the patient/plaintiff is expected.

Accounts Receivable Factoring

During the three months ended March 31, 2012, we factored $17,165 of gross receivables to a third party (the “factor”) for cash consideration of $5,150 or 30% of the gross receivable. During the third and fourth quarters of 2011, we factored a total of $1,008,778 of gross receivables to a factor for cash consideration of $302,633 or 30% of the gross receivable. There was no factoring of receivables during the three months ended March 31, 2011.

In the event the factor does not receive at least 30% of the gross receivable purchased, we will transfer additional accounts receivable to the factor at no charge until the factor collects monies in the aggregate of the original gross receivables purchased.

NOTE 5. DUE TO RELATED PARTIES

Due to related parties consists of the following at:

	March 31,	December 31,
	2012	2011

Due to Northshore Orthopedics Associates	$71,600	$1,020,200

Due to Chief Executive Officer	310,699	310,699

	$382,299	$1,330,899

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts due to Northshore Orthopedics Associates (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. We used the amounts received to meet its working capital requirements. In February 2012, we converted into common stock $1,020,200 of outstanding debt owed to NSO (see Note 8 for more details of this conversion).

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

Following is an analysis of debentures payable at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Stated value of debentures payable	$400,000	$400,000

Less: unamortized value of warrants issued	71,518	85,720

	$328,482	$314,280

NOTE 7. STOCK OPTIONS

We recognized compensation expense related to stock options during the three months ended March 31, 2012, in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. There was no share based compensation expense for stock options during the three months ended March 31, 2011. The weighted average fair values for the stock options issued during the second quarter of 2011 were calculated using the Black Scholes option pricing model.

On June 6, 2011, we issued 975,000 stock options to directors and officers as follows:

•	Options to purchase up to a total of 75,000 shares of common stock were granted to our three independent members of the Board of Directors. These options vested and became exercisable immediately. The weighted-average estimated fair value of the stock options granted was $0.65 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	0.74%
Expected life	3 years
Dividend yield	0%

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	Options to purchase up to a total of 900,000 shares of common stock were granted to two executive officers. These options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.72 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	1.60%
Expected life	5 years
Dividend yield	0%

The fair value of the options granted during 2011 was $696,750. Compensation expense recognized in operating, general and administrative expenses in the Statements of Operations for the three months ended March 31, 2012 and 2011 was $54,000 and $0, respectively. At March 31, 2012 and December 31, 2011, the total unrecognized compensation expense related to non-vested stock option awards was $471,165 and $525,165, respectively. The remaining $471,165 in compensation expense will be recognized at $54,000 per quarter with the final $39,165 being recognized in the quarter ending June 30, 2014.

NOTE 8. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of March 31, 2012 and December 31, 2011, we had balances payable to NSO of $71,600 and $1,020,200, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. In February 2012, NSO agreed to convert into common stock $1,020,200 of the outstanding debt owed by us to NSO at the price of $1.83 per share. This resulted in us issuing 557,486 restricted shares of common stock to NSO during the three months ended March 31, 2012. There were no shares issued for conversion of outstanding debt during the year ended December 31, 2011.

Additionally, as shown in Note 5, at March 31, 2012 and December 31, 2011, we had a balance of $310,699 due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Note Receivable from a Related Party

We entered into a promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011. The note matures on June 30, 2013 and accrues interest at 6%. All principal and accrued but unpaid interest is payable in one payment upon maturity on June 30, 2013. At March 31, 2012 and December 31, 2011, the related party receivable was $163,703.

NOTE 9. NOTE PAYABLE

On March 9, 2012, we entered into a note payable with a third party for $50,000. The note is due March 9, 2015 and bears interest at 10% per year. Interest is payable quarterly and the full principal amount is due upon maturity. The note payable balance was $50,000 and $0 at March 31, 2012 and December 31, 2011, respectively.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

We have recognized no income tax provision for the three months ended March 31, 2012 or the year ended December 31, 2011, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Benefit from net operating loss carryforwards	$2,230,459	$2,414,324

Less: valuation allowance	(2,230,459)	(2,414,324)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on our assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently more likely than not that a deferred income tax asset of approximately $2,230,459 and $2,414,324 attributable to the future utilization of the approximate $5,989,242 and $6,525,200 in eligible net operating loss carryforwards as of March 31, 2012 and December 31, 2011, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2032.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations, to the expected amount at the 34% federal statutory rate:

	Three Months Ended March 31,
	2012	2011
Income tax (provision) benefit at the 34% statutory rate	$(163,649)	$(101,370)
Non-deductible meals and entertainment	(1,112)	-
Effect of state income taxes	(3,526)	(8,944)
Non-deductible interest expense	(15,578)	(5,607)
Less change in valuation allowance	183,865	115,921
Income tax (provision) benefit	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On January 19, 2010, James McKay and Celebrity Foods, Inc. filed a lawsuit against us (the Company) and William Donovan, M.D., individually, in the United States District Court, Eastern District of Pennsylvania. Based on the lawsuit, in March 2009, the plaintiffs contacted our transfer agent to have restrictive legends removed on shares the plaintiffs had previously obtained from us in connection with a stock purchase agreement. We subsequently requested that the transfer agent place a stop transfer order on the shares. The plaintiffs alleged that our actions constitute a breach of contract, fraud and/or unjust enrichment. They are seeking monetary and punitive damages, attorneys’ fees and costs, as well as a divestment of all shares and a rescission of the stock purchase agreement. We filed a motion to dismiss in April 2010. The Court ruled on this motion and dismissed all fraud counts. In July 2011, the Court granted the plaintiffs' motion for judgment on the pleadings and dismissed our counterclaim. In February 2012, the Court granted in part and denied in part the plaintiff's motion for partial summary judgment and our cross-motion for summary judgment. The Court found the initial stop transfer in March 2009 was proper under the terms of the mutual release and settlement agreement. The Court also found that the subsequent request by the plaintiffs in November 2009 put us on notice that the restrictive legends should have been lifted. The Court granted plaintiffs summary judgment as to the breach of contract claim and granted our summary judgment as to plaintiffs' good faith and unjust enrichment claims. The Court also denied plaintiffs divestment and rescission claims. Because the court specifically ruled that this is a breach of contract matter, plaintiffs' claim for punitive damages is moot as a matter of contract law. Although we believe the plaintiffs’ damages claim is without merit, there can be no assurance that the outcome of this case will be favorable to us. As a result, the parties have engaged in earnest settlement discussions and a settlement conference has been scheduled. Should settlement fail, the parties will proceed before the Court on plaintiffs’ alleged damages and reasonableness of their attorney's fees claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and the related notes to the financial statements included in this Form 10-Q.

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

Management Overview

At the end of 2008, we launched our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, our main focus will be on expansion through new affiliations with spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

Results of Operations

The unaudited financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the periods ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2011 as included in our previously filed report on Form 10-K.

Comparison of the three month period ended March 31, 2012 with the three month period ended March 31, 2011.

We recorded $2,618,862 in gross revenue for the three months ended March 31, 2012, offset by $1,334,967 of standard allowance for discount, resulting in net revenue of $1,283,895. For the same period in 2011, gross revenue was $1,479,053, offset by $639,607 of standard allowance for discount, resulting in net revenue of $839,446. For the three months ended March 31, 2011, we had three spine injury diagnostic centers — our original center in Houston, Texas, the McAllen, Texas center, and the Tampa Bay area center. The Orlando center opened in June 2011, the Jacksonville center in August 2011 and the Sarasota center in December 2011. Accordingly, the increase in revenue for the three month period ended March 31, 2012 compared to the same period in 2011 is attributable to revenues generated from the additional centers.

Service cost was $461,400 for the three months ended March 31, 2012 compared to $300,600 for the same period in 2011. The increase in service cost is attributable to the opening of additional diagnostic centers during the three months ended March 31, 2012, as described above.

During the three months ended March 31, 2012, we incurred $297,251 of operating, general and administration expenses which is consistent with the $230,974 for the same period in 2011, considering the increase in revenues.

As a result of the foregoing, we had net income of $481,320 for the three months ended March 31, 2012, compared to $298,149 for the three months ended March 31, 2011—an increase of $183,171 or 61.4%.

Liquidity and Capital Resources

For the three months ended March 31, 2012, cash used in operations was $46,550, which primarily included an increase in accounts receivable of $640,004 and a decrease in accounts payable of $94,176 partially offset by net income of $481,320. For the same period in 2011, cash used in operations was $52,334, which primarily included an increase in accounts receivable of $427,085 and partially offset by net income from operations of $298,149.

There was no cash provided by or used in investing activities for the three months ended March 31, 2012 or 2011.

Cash provided by financing activities totaled $121,598 for the three months ended March 31, 2012, consisting of proceeds from issuance of a note payable of $50,000, proceeds from related party payables of $128,600, offset by a repayment on related party payables of $57,002. For the same period in 2011, cash provided by financing activities totaled $212,700, consisting of proceeds from issuance of debentures and warrants of $200,000, proceeds from related party payables of $147,700, offset by a repayment on related party payables of $135,000.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The “Legal Proceedings” subsection above under “Note 11. Commitments and Contingencies” of the unaudited condensed financial statements is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2012, Northshore Orthopedics, Assoc. (“NSO”) agreed to convert into common stock certain outstanding debt owed to it by us. NSO, which is 100% owned by William F. Donovan, M.D., our President and Chief Executive Officer, has an agreement with us to provide medical services as our independent contractor. Our outstanding debt to NSO was incurred through this agreement. The outstanding debt of $1,020,200 was converted to common stock at the price of $1.83 per share, which was the closing market price on Friday, February 17, 2012. This resulted in us issuing 557,486 restricted shares of common stock to NSO on February 28, 2012. We issued the shares under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the offeree was an “accredited investor”; (v) the investment intent of the offeree; and (vi) the restriction on transferability of the securities issued.

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

Spine Pain Management, Inc.

Date: May 14, 2012	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

