Form 10-Q
period 2012-06-30
Spine Pain Management, Inc
filed 2012-08-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2012.

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

As of August 7, 2012, there were 18,050,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q

SPINE PAIN MANAGEMENT, INC.

CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$582,118	$54,582
Accounts receivable, net	3,328,540	2,876,848
Prepaid expenses	29,934	99,083
Debt cost	111,586	-
Note receivable from a related party	163,703	-

Total current assets	4,215,881	3,030,513

Accounts receivable, net of allowance for doubtful accounts of $160,000 and $40,000 at June 30, 2012 and December 31, 2011, respectively	3,304,399	2,954,269
Intangible assets	224,200	-
Debt cost	-	167,386
Note receivable from a related party	-	163,703
Other assets	7,000	-

Total assets	$7,751,480	$6,315,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$814,061	$923,665
Due to related parties	396,399	1,330,899
Current portion of notes payable and long-term debt	342,504	-

Total current liabilities	1,552,964	2,254,564

Notes payable and long-term debt	503,284	314,280

Total liabilities	2,056,248	2,568,844

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 18,050,882 and 17,088,396 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	18,051	17,088
Additional paid-in capital	18,169,884	16,318,083
Accumulated deficit	(12,492,703)	(12,588,144)

Total stockholders’ equity	5,695,232	3,747,027

Total liabilities and stockholders' equity	$7,751,480	$6,315,871

SPINE PAIN MANAGEMENT, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Net revenue	$919,396	$1,253,049	$2,203,291	$2,092,495

Cost of providing services
Third party providers	57,480	308,900	390,280	461,800
Related party providers	328,020	212,100	456,620	359,800

Total cost of providing services	385,500	521,000	846,900	821,600

Gross profit	533,896	732,049	1,356,391	1,270,895

Operating, general and administrative expenses	548,629	556,745	845,880	787,719

(Loss) income from operations	(14,733)	175,304	510,511	483,176

Other income and (expense):
Other income	8,645	156,213	17,111	162,980
Litigation settlement expense	(326,650)	-	(326,650)	-
Interest expense	(53,141)	(24,614)	(105,531)	(41,104)

Total other income and (expense)	(371,146)	131,599	(415,070)	121,876

Net (loss) income	$(385,879)	$306,903	$95,441	605,052

Net (loss) income per common share
Basic	$(0.02)	$0.02	$0.01	$0.03
Diluted	$(0.02)	$0.02	$0.01	$0.03

Weighted average number of common shares outstanding:
Basic	17,876,596	17,403,396	17,611,147	17,403,396
Diluted	17,876,596	17,403,396	18,094,581	17,403,396

SPINE PAIN MANAGEMENT, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011
Cash flows from operating activities:
Net income	$95,441	$605,052
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts	120,000	-
Interest expense related to warrant amortization	84,023	23,543
Stock based compensation	299,833	63,585
Common stock issued in settlement of litigation	326,650	-
Changes in operating assets and liabilities:
Accounts receivable, net	(921,823)	(1,261,704)
Related party receivable	-	(140,106)
Prepaid expenses	(2,684)	52,000
Accounts payable and accrued liabilities	(109,604)	368,612

Net cash used in operating activities	(108,164)	(289,018)

Cash flows from financing activities:
Proceeds from issuance of notes payable and long-term debt	550,000	200,000
Proceeds from related party payable	204,200	359,800
Repayments of related party payable	(118,500)	(270,000)

Net cash provided by financing activities	635,700	289,800

Net increase in cash and cash equivalents	527,536	782

Cash and cash equivalents at beginning of period	54,582	177,203

Cash and cash equivalents at end of period	$582,118	$177,985

Supplementary disclosure of non-cash investing activities:
Common stock issued to acquire Gleric Holdings, LLC	$231,200	$-

Supplementary disclosure of non-cash financing activities:
Common stock issued in conversion of related party payable	$1,020,200	$-

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., (the “Company” “we” or “us”) formerly known as Versa Card, Inc., was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development. In November 2009, we changed our name from Versa Card, Inc. to Spine Pain Management, Inc. and our trading symbol from “IGLB” to “SPIN.”

At the end of December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. We currently manage six affiliated spine injury diagnostic centers within the United States, which are located in Houston, Texas; McAllen, Texas; the Tampa Bay Area of Florida; Orlando, Florida (opened in June 2011); Jacksonville, Florida (opened in August 2011); and Sarasota, Florida (opened in December 2011). We are also evaluating the expansion of our services through additional affiliated spine injury diagnostic centers in multiple markets across the United States.

Spine Pain Management Inc. is a medical services and technology company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic liability accidents. We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers that provide necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents. Our care management services help reduce the financial burden on healthcare providers that provide patients with early-stage diagnostic testing and non-invasive surgical care, preventing many patients from being unnecessarily delayed or inhibited from obtaining needed treatment. We believe that our patient advocacy will be rewarding to patients who obtain needed relief from painful conditions.

Through our care management system, we engage spine surgeons, orthopedic surgeons and other healthcare providers to operate as our independent contractors to diagnose and treat patients with musculo-skeletal spine injuries. We manage the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After the doctor bills a patient for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

The clinic facilities where the spine injury diagnostic centers operate are owned or leased by third parties. We have no ownership interest in these clinic facilities and have no responsibilities towards building or operating the clinic facilities.

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $12,492,703 as of June 30, 2012. During the six months ended June 30, 2012, we realized net revenue of $2,203,291 and net income of $95,441. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through June 30, 2013. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2011 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2012, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when medical diagnostic services are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the medical services are provided and are based upon the type and extent of the services rendered.  Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 5).

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, current economic conditions, the age of accounts receivable, and an assessment of our ability to fully realize amounts billed for services. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain an allowance for potential credit losses and the balance of the allowance for doubtful accounts was $160,000 and $40,000, at June 30, 2012 and December 31, 2011, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our statements of income.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. We recognized stock based compensation cost of $299,833 and $63,585 during the six months ended June 30, 2012 and 2011, respectively.

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

Net Income (Loss) per Share

Basic and diluted net income (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share”, for all periods presented. During the six months ended June 30, 2012, outstanding stock options and warrants have been included in the calculation of the diluted income (loss) per share in the statement of operations, because all such securities were dilutive. During the six months ended June 30, 2011, the outstanding stock options and warrants have been excluded from the calculation of the diluted income (loss) per share in the statement of operations, because these securities were anti-dilutive. The net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

During the year ended December 31, 2011, the FASB amended the guidance for goodwill impairment tests. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the existing two-step goodwill impairment test. An entity is not required to perform the two-step goodwill impairment test unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for us for annual and interim goodwill impairment tests performed on or after January 1, 2013, and early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the year ended December 31, 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, totals for net income, other comprehensive income, and comprehensive income are required to be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. During the six months ended June 30, 2012, the FASB issued guidance to defer the requirement to present amounts reclassified from other comprehensive income to net income on the face of the statements. The guidance is effective for us on January 1, 2013, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on our financial statements.

NOTE 4. ACQUISITIONS

On May 9, 2012, we entered into a Membership Interest Purchase Agreement (the “Agreement”), whereby we purchased 100% of Gleric Holdings, LLC (“Gleric”) from Dr. Eric K. Groteke and Dr. Glen C. Pettersen for aggregate consideration of 170,000 restricted shares of our common stock. Gleric owns a patent-pending technology and process, known at the Quad Video Halo system, involving a video and accessory apparatus for a video fluoroscopy unit. The accessory apparatus is designed for the purpose of maintaining a sterile environment during video fluoroscopy procedures in order to video and audio document medical procedures that utilize this type of equipment. The Quad Video Halo system is designed to provide greater transparency and impartial evidence to medical, legal, and insurance companies. The system is used to create a quad-screen multi-media view of the treatment process, which is incorporated into the patient’s medical records and provides a clear video of the overall procedure to further support claim review. The evidence provided by the video is tamper-proof and provides a candid reality of what the patient experienced.

We performed an internal valuation based upon analysis performed by our CEO on the value of the potential sales of the patent-pending video fluoroscopy units to other health care providers coupled with the incentive to employ Dr. Groteke as our Chief Technology Officer, who was hired on May 9, 2012. Gleric’s sole asset was the video camera they had assembled with the total material cost approximating $7,000 and no other assets or liabilities were assumed in the transaction. The $231,200 consideration given (170,000 shares of our common stock at $1.36 per share based on the quoted closing price on the date of the transaction), was assigned to the assets acquired as follows:

Incentive to hire Dr. Groteke as Chief Technology Officer coupled with non-compete agreements for both Dr. Groteke and Dr. Pettersen	$54,000
Quad Video Halo system equipment	7,000
Goodwill	170,200

$231,200

NOTE 5. ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We manage certain spine injury diagnostic centers where we engage healthcare providers as our independent contractors to perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. The healthcare providers working as our third-party independent service providers bill patients the normal billing amount, based on national averages for a particular CPT code procedure. We assume ownership of the account and bill the patient the unpaid balance.

Revenue is recognized by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 50% and 48%, based on settled patient cases, was used to reduce revenue to 50% and 52% of CPT code billings (“gross revenue”) during the six months ended June 30, 2012 and 2011, respectively.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients. Collections experience, which we review annually and is currently based on cases settled through December 31, 2011, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which currently indicates that 49% of cases will be subject to a settlement or judgment within one year of a medical procedure.

We take the following steps to establish an arrangement between all parties and facilitate collection upon settlement or final judgment of cases:

•	The patient must have completed and signed medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility for payment for the services provided. Additionally, the paperwork should include an assignment of benefits derived from any settlement or judgment of the patient’s case.

•	The patient’s attorney must issue us a Letter of Protection designed to assign payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection will also preclude any case settlement without providing for payment of the patient’s medical bill.

•	Most of the patients who received medical services at the diagnostic centers have typically been previously referred to a doctor who performed the initial two to four months of conservative treatment. The doctor then typically refers the patient to one of our healthcare providers for an evaluation because of continuing symptoms. Patients are only accepted if the initial referral was from a reputable plaintiff’s attorney with adequate experience in personal injury lawsuits. Before referring a patient, the attorney is expected to have evaluated the patient’s accident case, including the conditions that gave rise to the patient’s injuries and the extent and quality of general liability insurance held by the defendant. The attorney is also responsible for determining that a settlement favorable to the patient/plaintiff is expected.

Accounts Receivable Factoring

During the six months ended June 30, 2012, we factored $17,165 of gross receivables to a third party (the “factor”) for cash consideration of $5,150 or 30% of the gross receivable. During the third and fourth quarters of 2011, we factored a total of $1,008,778 of gross receivables to a factor for cash consideration of $302,633 or 30% of the gross receivable. There was no factoring of receivables during the six months ended June 30, 2011.

In the event the factor does not receive at least 30% of the gross receivable purchased, we will transfer additional accounts receivable to the factor at no charge until the factor collects monies in the aggregate of the original gross receivables purchased.

NOTE 6. INTANGIBLE ASSETS

Intangible assets acquired are initially recognition at cost. Intangible assets acquired in a business combination are recognized at their estimated fair value at their date of acquisition. Intangible assets related to the non-compete agreements for both parties included in the Gleric acquisition were valued, as discussed in Note 4 above, and will be amortized over the thirty-six month term of the non-compete agreements.

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the assets on the balance sheet and the value assignment given for Dr. Groteke’s employment as Chief Technology Officer. Each year the goodwill amount will be reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

We have an agreement with Wellness Works, LLC (“Wellness”), which is 100% owned by, Eric Groteke, D.C., to provide medical services as our independent contractor in Florida. As discussed in Note 4 above, Dr. Groteke became our Chief Technology Officer on May 9, 2012. Wellness is paid for services on a monthly basis dependent upon the services provided. At June 30, 2012, $89,100 of the $814,061 of the accounts payable and accrued liabilities balance was owed to Wellness. At December 31, 2011, we owed Wellness $115,500 of the $923,665 of the accounts payable and accrued liabilities balance as a third-party medical services provider. For the six months ended June 30, 2012, Wellness billed us for service costs in the amount of $252,420 as a related party and $180,980 as a third-party. During the same period in 2011, Wellness billed us $214,900 as a third-party for service costs.

NOTE 8. DUE TO RELATED PARTIES

Due to related parties consists of the following at:

	June 30,	December 31,
	2012	2011

Due to Northshore Orthopedics Associates	$85,700	$1,020,200

Due to Chief Executive Officer	310,699	310,699

	$396,399	$1,330,899

Amounts due to Northshore Orthopedics Associates (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. We used the amounts received to meet our working capital requirements. In February 2012, we converted into common stock $1,020,200 of outstanding debt owed to NSO (see Note 11 for further details of this conversion). For the six months ended June 30, 2012 and 2011, NSO billed us $204,200 and $359,800 as a related party medical services provider.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

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

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Following is an analysis of debentures payable at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Stated value of debentures payable	$400,000	$400,000

Less: unamortized value of warrants issued	57,496	85,720

	$342,504	$314,280

On March 9, 2012, we entered into a note payable with a third party for $50,000. The note is due March 9, 2015 and bears interest at 10% per year. Interest is payable quarterly and the full principal amount is due upon maturity. The note payable balance was $50,000 and $0 at June 30, 2012 and December 31, 2011, respectively.

On June 27, 2012 we issued a $500,000 two-year convertible promissory note bearing interest at 12% per year, with six quarterly interest payments of interest commencing on September 27, 2012, and continuing thereafter on each successive December 27, March 27, June 27, and September 27 throughout the term of the promissory note. Under the terms of the convertible note, the holder received a detachable warrant to purchase 69,445 shares of our common stock at the price of $1.80 per share that expires on June 27, 2014. The holder of the note also has the right to convert into common stock, at $1.50 per share, up to 50% of the principal amount after twelve months and up to 100% of the principal amount after fifteen months from the original issue date.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the proceeds received from the convertible note were allocated between the convertible note and the detachable warrant based on the fair value of the convertible note without the warrant and the warrant. The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount. The debt discount related to the warrant is accreted into interest expense through the maturity of the note. The effective conversion price of the common stock did not exceed the stated conversion rate; therefore, there is no beneficial conversion feature associated with the convertible note.

The weighted-average estimated fair value of the warrant issued with the convertible note was $0.62 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	127.9
Risk-free interest rate	0.31%
Expected life	2 years
Dividend yield	0%

The following table provides an analysis of activity related to the convertible note for the six months ended June 30, 2012:

Description	Amount
Proceeds received on issuance of new note in 2012	$500,000
Discount allocated to warrant	(46,716)
Convertible note, net of discount, at June 30, 2012	$453,284
Unamortized discount at June 30, 2012	$46,716
Total allocated to APIC at June 30, 2012	$46,716
Effective interest rate on convertible note	16.7%

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. STOCK OPTIONS

We recognized compensation expense related to stock options during the six months ended June 30, 2012 and 2011, in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values for the stock options granted during the second quarter of 2011 were calculated using the Black-Scholes option pricing model.

On June 6, 2011, we granted 975,000 stock options to directors and officers as follows:

•	Options to purchase up to a total of 75,000 shares of common stock were granted to three members of the Board of Directors. These options vested and became exercisable immediately. The weighted-average estimated fair value of the stock options granted was $0.65 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	0.74%
Expected life	3 years
Dividend yield	0%

•	Options to purchase up to a total of 900,000 shares of common stock were granted to two executive officers. These options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.72 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	1.60%
Expected life	5 years
Dividend yield	0%

On June 28, 2012, we granted 150,000 stock options to purchase up to a total of 150,000 shares of common stock to certain members of the Board of Directors as director compensation. These options vested and became exercisable immediately resulting in a charge of $132,000. The weighted-average estimated fair value of the stock options granted was $0.88 per share using the Black-Scholes model with the following assumptions:

Expected volatility	135.7
Risk-free interest rate	0.40%
Expected life	3 years
Dividend yield	0%

The total weighted-average estimated fair value of the options granted during the six months ended June 30, 2012 and 2011 was $132,000 and $696,750, respectively. Compensation expense recognized in operating, general and administrative expenses in the Statements of Operations for the six months ended June 30, 2012 and 2011 was $228,000 and $63,585, respectively. At June 30, 2012 and December 31, 2011, the total unrecognized compensation expense related to non-vested stock option awards was $278,110 and $525,165, respectively. The remaining $278,110 in unrecognized compensation expense, at June 30, 2012, will be recognized at $36,000 per quarter with the final $26,110 being recognized in the quarter ending June 30, 2014.

NOTE 11. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of June 30, 2012 and December 31, 2011, we had balances payable to NSO of $85,700 and $1,020,200, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. In February 2012, NSO agreed to convert into common stock $1,020,200 of the outstanding debt owed by us to NSO at the price of $1.83 per share. This resulted in us issuing 557,486 restricted shares of common stock to NSO during the six months ended June 30, 2012. There were no shares issued for conversion of outstanding debt during the year ended December 31, 2011.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Additionally, as shown in Note 8, at June 30, 2012 and December 31, 2011, we had a balance of $310,699 due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of us. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

See also Note 7.

Note Receivable from a Related Party

We entered into a promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011. The note matures on June 30, 2013 and accrues interest at 6%. All principal and accrued but unpaid interest is payable in one payment upon maturity on June 30, 2013. At June 30, 2012 and December 31, 2011, the related party receivable was $163,703.

NOTE 12. INCOME TAXES

We have recognized no income tax provision for the six months ended June 30, 2012 or the year ended December 31, 2011, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Benefit from net operating loss carryforwards	$2,344,602	$2,414,324

Less: valuation allowance	(2,344,602)	(2,414,324)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on our assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently more likely than not that a deferred income tax asset of approximately $2,344,602 and $2,414,324 attributable to the future utilization of the approximate $6,336,800 and $6,525,200 in eligible net operating loss carryforwards as of June 30, 2012 and December 31, 2011, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations, to the expected amount at the 34% federal statutory rate:

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income tax (provision) benefit at the 34% statutory rate	$131,199	$(119,656)	$(32,450)	$(221,026)
Permanent differences	(4,729)	(1,333)	(5,841)	(1,333)
Effect of state income taxes	663	(10,558)	(2,863)	(19,502)
Non-deductible interest expense	(12,990)	(8,368)	(28,568)	(13,975)
Less change in valuation allowance	(114,143)	139,915	69,722	255,836

Income tax (provision) benefit	$-	$-	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In May 2012, we entered into a Settlement Agreement and Mutual General Release with James McKay and Celebrity Foods, Inc., which agreement settled and released all parties from claims in connection with the lawsuit originally filed on January 19, 2010 in the United States District Court, Eastern District of Pennsylvania. The terms of the agreement provide that Mr. McKay and Celebrity Foods will retain an aggregate of 448,000 shares of stock and be issued an aggregate of 135,000 additional restricted shares. All of the shares retained by and issued to Mr. McKay and Celebrity Foods are subject to a leak-out provision. We also agreed to pay certain attorney’s fees which included the issuance of 100,000 restricted shares of common stock to the attorney of Mr. McKay and Celebrity Foods, which shares are also subject to a leak-out provision.

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

Results of Operations

The unaudited financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the periods ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2012.

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

Comparison of the three month period ended June 30, 2012 with the three month period ended June 30, 2011.

We recorded $2,012,340 in gross revenue for the three months ended June 30, 2012, offset by $1,092,944 of standard allowance for discount, resulting in net revenue of $919,396. For the same period in 2011, gross revenue was $2,579,586 offset by $1,326,537 of standard allowance for discount, resulting in net revenue of $1,253,049. Management attributes the lower revenue to a reduction in patient referrals to our affiliated centers in Texas and Florida during the quarter ended June 30, 2012. Additionally, during the quarter our CEO attended financial conferences and allocated a disproportionate amount of his time to the development and marketing of the recently acquired Halo system. Although this negatively impacted revenue generated from our Texas operations in the quarter, we anticipate that the Halo system will lead to additional patient referrals to our affiliated centers moving forward.

Service cost was $ 385,500 for the three months ended June 30, 2012 compared to $521,000 for the same period in 2011. The decrease in service cost is attributable to the reduced patient referreals during the three months ended June 30, 2012, as described above.

During the three months ended June 30, 2012, we incurred $548,629 of operating, general and administration expenses, which included $199,375 in non-cash charges for directors’ and officers’ compensation. This compares to $556,745 for the same period in 2011, which included $63,585 in similar non-cash charges. Excluding these non-cash charges, operating, general and administrative costs for the second quarter of 2012 decreased $143,906 or 29% compared to the same period in 2011.

We also incurred non-operating charges of $326,650 related to the settlement of the lawsuit with James McKay and Celebrity Foods, Inc., which were reflected in Other Expenses. The settlement consisted of 235,000 shares of common stock and legal fees.

As a result of the foregoing, we had net loss of $385,879 for the three months ended June 30, 2012, compared to net income of $306,903 for the three months ended June 30, 2011.

Comparison of the six month period ended June 30, 2012 with the six month period ended June 30, 2012.

We recorded $4,631,202 in gross revenue for the six months ended June 30, 2012, offset by $2,427,911 of standard allowance for discount, resulting in net revenue of $2,203,291. For the same period in 2011, gross revenue was $4,058,639 offset by $1,966,144 of standard allowance for discount, resulting in net revenue of $2,092,495. The increase in revenue for the six month period ended June 30, 2012 compared to the same period in 2011 is attributable to revenues generated from the three additional centers opened in Florida between June and December 2011. The emerging Florida locations have grown slower than anticipated.

Service cost was $846,900 for the six months ended June 30, 2012 compared to $821,600 for the same period in 2011. The increase in service cost is attributable to the opening of additional diagnostic centers during the six months ended June 30, 2012, as described above.

During the six months ended June 30, 2012, we incurred $845,880 of operating, general and administration expenses, which included $282,500 of non-cash charges for directors’ and officers’ compensation. This compares to 787,719 for the same period in 2011, which included $74,835 in similar non-cash charges. Excluding these non-cash charges, operating, general and administrative costs for the first half of 2012 decreased $149,504 or 21% compared to the same period in 2011.

We also incurred non-operating charges of $326,650 related to the settlement of the lawsuit with James McKay and Celebrity Foods, Inc., which were reflected in Other Expenses. The settlement consisted of 235,000 shares of common stock and legal fees.

As a result of the foregoing, we had net income of $95,441 for the six months ended June 30, 2012, compared to $605,052 for the six months ended June 30, 2011.

Liquidity and Capital Resources

For the six months ended June 30, 2012, cash used in operations was $108,164, which primarily included an increase in accounts receivable of $921,823 and a decrease in accounts payable and accrued liabilities of $109,604 partially offset by non-cash charges of $830,506 and net income of $95,441. For the same period in 2011, cash used in operations was $289,018, which primarily included an increase in accounts receivable of $1,261,704 and an increase in the related party receivable of $140,106 partially offset by an increase in accounts payable and accrued liabilities of $368,612 and net income from operations of $605,052.

There was no cash provided by or used in investing activities for the six months ended June 30, 2012 and 2011.

Cash provided by financing activities totaled $635,700 for the six months ended June 30, 2012, consisting of proceeds from issuance of a note payable of $50,000, the convertible promissory note of $500,000, proceeds from related party payables of $204,200, offset by a repayment on related party payables of $118,500. For the same period in 2011, cash provided by financing activities totaled $289,800 consisting of proceeds from issuance of debentures and warrants of $200,000, proceeds from related party payables of $359,800, offset by a repayment on related party payables of $270,000.

Cash received by the Texas locations for settlement of cases was $1,002,225 for the six months ended June 30, 2012 and $270,308 for Florida locations compared to $807,490 (an increase of 24%) by Texas locations and $12,000 in Florida for the six months ended June 30, 2011. Three of the four Florida locations commenced business after June 2011, resulting in the lower collections since many of the cases have not had sufficient time to settle.

Cash received by the Texas locations for settlement of cases was $473,334 for the three months ended June 30, 2012 and $164,247 for Florida locations compared to $398,430 (an increase of 19%) by Texas locations and $12,000 in Florida for the three months ended June 30, 2011. We anticipate Florida collections to continue to grow as cases are now beginning to settle.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The “Legal Proceedings” subsection above under “Note 13. Commitments and Contingencies” of the unaudited condensed financial statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our future revenues may be affected by a variety of factors, many of which are outside our control, including the success of implementing our healthcare services business and trends and changes in the healthcare industry.  As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter. Our business model involves the creation of accounts receivables for which our patients have a contractual obligation to pay; however, there is no guaranty that patients will have sufficient resources to honor their commitment if they do not receive adequate cash from a settlement or judgment to do so. As a result, our cash flow is greatly dependent on third party professionals’ ability to negotiate settlements and/or successfully obtain judgments sufficient to satisfy our accounts receivable balances within reasonable time periods.

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our 2011 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2011 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, we issued an aggregate of 235,000 restricted shares of common stock in connection with the settlement of a lawsuit, which settlement is described in more detail above in “Note 13. Commitments and Contingencies” of the unaudited condensed financial statements. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

In June 2012, we issued to an investor a $500,000 two-year convertible promissory note bearing interest at 12% per year. The holder of the note also has the right to convert into common stock, at $1.50 per share, up to 50% of the principal amount after twelve months and up to 100% of the principal amount after fifteen months from the original issue date. In connection with the issuance of the convertible note, we also issued the investor a detachable warrant to purchase up to 69,445 shares of our common stock at the price of $1.80 per share, which warrant expires in June 2014. We received aggregate consideration of $500,000 for the note and warrant. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the offeree was an “accredited investor”; (v) the investment intent of the offeree; and (vi) the restriction on transferability of the securities issued.

In June 2012, we granted a total of 150,000 stock options to certain members of the Board of Directors as director compensation. The options vested and became exercisable immediately and have a term of three years and an exercise price of $1.15. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	The 2003 Benefit Plan of Delta Capital Technologies, Inc. dated August 20, 2003 (Incorporated by reference from Form S-8 filed with the SEC on August 26, 2003) *

10.2	Amendment to Employment Agreement with William F. Donovan, M.D. dated February 20, 2012 (Incorporated by reference from Form 8-K filed with the SEC on February 21, 2012) *

10.3	Employment Agreement with John Bergeron dated September 20, 2011 (Incorporated by reference from Form 8-K filed with the SEC on September 20, 2011) *

10.4	Employment Agreement with Eric K. Groteke dated May 9, 2012 (Incorporated by reference from Form 8-K filed with the SEC on May 15, 2012) *

14.1	Code of Ethics (Incorporated by reference from our website. It can be found at: www.spinepaininc.com/investor-information)

16.1	Letter from Jewett, Schwartz, Wolfe & Associates to the SEC dated September 14, 2010 (Incorporated by reference from Form 8-K filed with the SEC on September 14, 2010) *

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spine Pain Management, Inc.

Date: August 10, 2012	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

