Form 10-Q/A
period 2012-06-30
Spine Pain Management, Inc
filed 2012-08-28
CIK 1066764

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Spine Pain Management, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Spine Pain Management, Inc.

Date: August 28, 2012	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer and Principal Financial Officer