Form 10-Q
period 2012-09-30
Spine Pain Management, Inc
filed 2012-11-13
CIK 1066764

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2012.

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

As of November 9, 2012, there were 18,365,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q

SPINE PAIN MANAGEMENT, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,221,894	$54,582
Accounts receivable, net	3,422,260	2,876,848
Prepaid expenses	342,976	99,083
Debt issuance costs	83,686	-

Total current assets	5,070,816	3,030,513

Non-current portion of accounts receivable, net of allowance for doubtful accounts of $21,972 and $40,000 at September 30, 2012 and December 31, 2011, respectively	3,539,972	2,954,269
Intangible assets	219,700	-
Debt issuance costs	-	167,386
Note receivable from a related party	-	163,703
Other assets	6,417	-

Total assets	$8,836,905	$6,315,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$431,973	$923,665
Due to related parties	363,895	1,330,899
Current portion of notes payable and long-term debt	356,706	-

Total current liabilities	1,152,574	2,254,564

Notes payable and long-term debt, net of discount	1,304,026	314,280

Total liabilities	2,456,600	2,568,844

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares
authorized; 18,365,882 and 17,088,396 shares issued
and outstanding at September 30, 2012 and
December 31, 2011, respectively	18,366	17,088
Additional paid-in capital	18,750,267	16,318,083
Accumulated deficit	(12,388,328)	(12,588,144)

Total stockholders’ equity	6,380,305	3,747,027

Total liabilities and stockholders' equity	$8,836,905	$6,315,871

The accompanying notes are an integral part of these condensed financial statements.

SPINE PAIN MANAGEMENT, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011

Net revenue	$946,614	$1,770,508	$3,149,905	$3,863,003
Cost of providing services
Third party providers	110,700	519,400	616,299	981,200
Related party providers	258,596	158,800	599,897	518,600

Total cost of providing services	369,296	678,200	1,216,196	1,499,800

Gross profit	577,318	1,092,308	1,933,709	2,363,203

Operating, general and administrative expenses	484,082	349,776	1,329,962	1,137,495

Income from operations	93,236	742,532	603,747	1,225,708

Other income and (expense):
Other income	7,233	4,860	24,344	17,278
Litigation settlement expense	-	-	(326,650)	-
Gain from debt extinguishment	95,568	-	95,568	150,562
Interest expense	(91,661)	(24,277)	(197,192)	(65,381)

Total other income and (expense), net	11,140	(19,417)	(403,930)	102,459

Net income	$104,376	$723,115	$199,817	$1,328,167

Net income per common share
basic and diluted	$.01	$0.04	$0.01	$0.08

Weighted average number of common shares outstanding:
Basic	18,215,556	17,384,810	17,814,087	17,397,133
Diluted	19,046,500	17,384,810	18,624,936	17,397,133

The accompanying notes are an integral part of these condensed financial statements.

SPINE PAIN MANAGEMENT, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash flows from operating activities:
Net income	$199,817	$1,328,167
Adjustments to reconcile net income to net cash
used in operating activities:
Provision for bad debts	180,000	-
Gain from debt extinguishment	(95,568)	-
Interest expense related to warrant amortization	126,126	37,737
Accretion of debt discount on long-term debt	13,340	-
Stock based compensation	422,680	117,585
Common stock issued in settlement of litigation	326,650	-
Depreciation and amortization	5,083	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,311,116)	(2,521,124)
Related party receivable	163,703	(140,106)
Due to related party	36,696	-
Prepaid expenses	(70,475)	87,375
Accounts payable and accrued liabilities	(396,124)	428,702

Net cash used in operating activities	(399,188)	(661,664)

Cash flows from financing activities: Proceeds from issuance of common stock	-	77,000
Proceeds from issuance of notes payable and long-term debt	1,550,000	200,000
Proceeds from related party payable	261,000	525,354
Repayments of related party payable	(244,500)	(312,753)

Net cash provided by financing activities	1,566,500	489,601

Net increase in cash and cash equivalents	1,167,312	(172,063)

Cash and cash equivalents at beginning of period	54,582	177,203

Cash and cash equivalents at end of period	$1,221,894	$5,140

Supplementary disclosure of non-cash investing activities:
Common stock issued to acquire Gleric Holdings, LLC	$231,200	$-

Supplementary disclosure of non-cash financing activities:
Common stock issued in conversion of related party payable	$1,020,200	$-
Common stock issued for consulting services	$315,000	$-
Cancelation of common stock in settlement of legal dispute	$-	$65

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

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

We currently manage eight affiliated spine injury diagnostic centers within the United States, which are located in Houston, Texas; McAllen, Texas; the Tampa Bay Area of Florida; Orlando, Florida (opened in June 2011); Jacksonville, Florida (opened in August 2011); Sarasota, Florida (opened in December 2011); and Lakeland, Florida and Brandon, Florida (both opened in July 2012). We are also evaluating the expansion of our services through additional affiliated spine injury diagnostic centers in multiple markets across the United States.

Through our care management system, we engage spine surgeons, orthopedic surgeons and other healthcare providers to operate as our independent contractors to diagnose and treat patients with musculo-skeletal spine injuries. We manage the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they perform. After the doctor bills a patient for the procedures performed, we take control of the patient’s unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, for which the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the patient’s attorney. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. We receive payment prior to the payment of the patient’s attorney legal fees.

The clinic facilities in which the spine injury diagnostic centers operate are owned or leased by third parties. We have no ownership interest in these clinic facilities and we have no responsibilities towards building or operating the clinic facilities.

NOTE 2 – GOING CONCERN CONSIDERATIONS

From our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our accumulated deficit, which is $12,388,328 as of September 30, 2012. During the nine months ended September 30, 2012, we realized net revenue of $3,149,905 and net income of $199,817. Success of our business operations and a transition to positive cash flows from operations are dependent upon our ability to obtain additional financing and achieve a level of collections adequate to support our cost structure. Due to the extended collection period for receivables that is inherent in our business, we are not currently generating adequate liquidity and sufficient working capital to fund our planned operations and strategic business plan through September 30, 2013. There can be no assurances that adequate financing will be available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2011 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2012, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, current economic conditions, the age of accounts receivable, and an assessment of our ability to fully realize amounts billed for services. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain an allowance for potential credit losses and the balance of the allowance for doubtful accounts was $21,972 and $40,000, at September 30, 2012 and December 31, 2011, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our statements of income.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. We recognized stock based compensation cost of $422,680 and $117,585 during the nine months ended September 30, 2012 and 2011, respectively.

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

Net Income per Share

Basic and diluted net income per common share is presented in accordance with ASC Topic 260, “Earnings per Share”, for all periods presented. During the nine months ended September 30, 2012, outstanding stock options and warrants have been included in the calculation of the diluted income per share in the statement of operations, because all such securities were dilutive. During the nine months ended September 30, 2011, the outstanding stock options and warrants have been excluded from the calculation of the diluted income per share in the statement of operations, because these securities were anti-dilutive. The net income per share is calculated by dividing the net income by the weighted average number of shares outstanding during the periods.

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

During the year ended December 31, 2011, the FASB issued guidance that provides two alternatives for the presentation of other comprehensive income, either (i) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income or (ii) present items of other comprehensive income in a separate statement immediately following the statement of net income. Under either presentation method, totals for net income, other comprehensive income, and comprehensive income are required to be presented. This guidance does not change the items that are reported in net income and other comprehensive income or the calculation of earnings per share. During the nine months ended September 30, 2012, the FASB issued guidance to defer the requirement to present amounts reclassified from other comprehensive income to net income on the face of the statements. The guidance is effective for us on January 1, 2013, and retrospective application is required for all years presented. Early adoption is permitted. The adoption is not expected to have a material impact on our financial statements.

NOTE 4 – ACQUISITIONS

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

Description	Amount

Incentive to hire Dr. Groteke as Chief Technology
officer coupled with non-compete agreements for
both Dr. Groteke and Dr. Pettersen	$54,000
Quad Video Halo system equipment	7,000
Goodwill	170,200
Total acquisition cost of Gleric Holdings, LLC	$231,200

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE

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

Revenue is recognized by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 50% and 48%, based on settled patient cases, was used to reduce revenue to 50% and 52% of CPT code billings (“gross revenue”) during the nine months ended September 30, 2012 and 2011, respectively.

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

Accounts Receivable Factoring

During the nine months ended September 30, 2012, we factored $17,165 of gross receivables to a third party (the “factor”) for cash consideration of $5,150 or 30% of the gross receivable. During the third and fourth quarters of 2011, we factored $217,662 and $791,116, respectively, of gross receivables with a factor for cash consideration of $302,633 or 30% of the total gross receivable.

In the event the factor does not receive at least 30% of the gross receivable purchased, we will transfer additional accounts receivable to the factor at no charge until the factor collects monies in the aggregate of the original gross receivables purchased.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

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

NOTE 7 – DUE TO RELATED PARTIES

Due to related parties consists of the following at:

	September 30, 2012	December 31, 2011

Due to Northshore Orthopedics Associates	$16,500	$1,020,200

Due to Chief Executive Officer	310,699	310,699

Due to Wellness Works, LLC	36,696	-

	$363,895	$1,330,899

Amounts due to Northshore Orthopedics Associates (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. In February 2012, we converted into common stock $1,020,200 of outstanding debt owed to NSO (see Note 10 for further details of this conversion). For the nine months ended September 30, 2012 and 2011, NSO billed us $261,000 and $518,600 as a related party medical services provider.

Amounts due to Wellness Works, LLC (“Wellness”, a company owned by our Chief Technology Officer) are non-interest bearing and are due by the 15th of the month following the month in which they were billed. See Note 10 for further information on the amounts due to Wellness.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Debentures

In February 2011, two investors subscribed to purchase an aggregate of $200,000 of debentures and warrants from us. The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year. The entire principal amount of the debentures is due in one lump sum on September 30, 2013. The debentures were issued with three sets of detachable warrants as follows: (i) Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share that expire on December 31, 2012, (ii) Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share that expire on December 31, 2013, (iii) Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share that expire on December 31, 2013.

Between October and December 2010, three investors subscribed to purchase an aggregate of $200,000 of debentures and warrants from us. The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year. The entire principal amount of the debentures is due in one lump sum on September 30, 2013. The debentures were issued with three sets of detachable warrants as follows: (i) Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share that expire on December 31, 2012, (ii) Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share that expire on December 31, 2013 (iii) Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share that expire on December 31, 2013.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Following is an analysis of debentures payable at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Stated value of debentures payable	$400,000	$400,000
Less unamortized value of warrants issued	(43,294)	(85,720)

	$356,706	$314,280

Third-party note payable

On March 9, 2012, we entered into a note payable with a third party for $50,000. The note is due March 9, 2015 and bears interest at 10% per year. Interest is payable quarterly and the full principal amount is due upon maturity. The note payable balance was $50,000 and $0 at September 30, 2012 and December 31, 2011, respectively.

Third-party convertible and secured notes payable

On June 27, 2012 we issued a $500,000 two-year convertible promissory note bearing interest at 12% per year, with nine quarterly interest payments of interest commencing on September 27, 2012, and continuing thereafter on each successive December 27, March 27, June 27, and September 27 throughout the term of the promissory note. Under the terms of the convertible note, the holder received a detachable warrant to purchase 69,445 shares of our common stock at the price of $1.80 per share that expires on September 27, 2014. The holder of the note also has the right to convert into common stock, at $1.50 per share, up to 50% of the principal amount after twelve months and up to 100% of the principal amount after fifteen months from the original issue date.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the proceeds received from the convertible note were allocated between the convertible note and the detachable warrant based on the fair value of the convertible note without the warrant and the warrant itself. The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount. The debt discount related to the warrant is accreted into interest expense through the maturity of the convertible note. The effective conversion price of the common stock did not exceed the stated conversion rate; therefore, there is no beneficial conversion feature associated with the convertible note. Similarly, the proceeds received from the secured note were allocated between the secured note and the detachable warrant based on the fair value of the secured note without the warrant and the warrant. The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount. The debt discount related to the warrant is accreted into interest expense through the maturity of the secured note.

The weighted-average estimated fair value of the warrant issued with the convertible note was $0.62 per share using the Black-Sholes pricing model with the following assumptions:

Description	Amount

Expected volatility	128%
Risk-free interest rate	0.31%
Expected life	2 years
Dividend yield	0%

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides an analysis of activity related to the convertible note for the nine months ended September 30, 2012:

Description	Amount
Proceeds received on issuance of convertible note in 2012	$500,000
Discount allocated to warrant	(46,716)
Convertible note after discount	453,284
Accretion of discount to interest expense	(5,840)
Convertible note at September 30, 2012	$447,444
Total allocated to additional paid in capital	$46,716
Unamortized discount at September 30, 2012	$40,876
Contractual interest expense for the nine months ended September 30, 2012	$15,000
Effective interest rate on convertible note	16.7%

On August 29, 2012 we issued a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2012, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note. Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that expires on August 29, 2015. This promissory note is secured by $3,000,000 in gross accounts receivable of the Company. On the maturity date, the Company shall pay the holder one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest thereon.

The weighted-average estimated fair value of the warrant issued with the convertible note was $0.81 per share using the Black-Sholes pricing model with the following assumptions:

Description	Amount

Expected volatility	133%
Risk-free interest rate	0.36%
Expected life	3 years
Dividend yield	0%

The following table provides an analysis of activity related to the secured note for the nine months ended September 30, 2012:

Description	Amount
Proceeds received on issuance of secured note in 2012	$1,000,000
Discount allocated to warrant	(212,598)
Convertible note after discount	787,402
Accretion of discount to interest expense	(7,500)
Convertible note at September 30, 2012	$779,902
Total allocated to additional paid in capital	$212,598
Unamortized discount at September 30, 2012	$205,098
Contractual interest expense for nine months ended at September 30, 2012	$10,000
Effective interest rate on convertible note	19.1%

NOTE 9 – STOCK OPTIONS

We recognized compensation expense related to stock options during the nine months ended September 30, 2012 and 2011 in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values for the stock options granted during the second quarter of 2011 were calculated using the Black-Scholes option pricing model.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On June 6, 2011, we granted 975,000 stock options to directors and officers as follows:

•	Options to purchase up to a total of 75,000 shares of common stock were granted to three members of the Board of Directors. These options vested and became exercisable immediately. The weighted-average estimated fair value of the stock options granted was $0.65 per share using the Black-Scholes model with the following assumptions:

Description	Amount

Expected volatility	165%
Risk-free interest rate	0.74%
Expected life	3 years
Dividend yield	0%

•	Options to purchase up to a total of 900,000 shares of common stock were granted to two executive officers. These options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.72 per share using the Black-Scholes model with the following assumptions:

Description	Amount

Expected volatility	165%
Risk-free interest rate	1.60%
Expected life	5 years
Dividend yield	0%

On June 28, 2012, we granted 150,000 stock options to directors as follows:

•	Options to purchase up to a total of 150,000 shares of common stock to certain members of the Board of Directors as director compensation. These options vested and became exercisable immediately resulting in a charge of $132,000. The weighted-average estimated fair value of the stock options granted was $0.88 per share using the Black-Scholes model with the following assumptions:

Description	Amount

Expected volatility	136%
Risk-free interest rate	0.40%
Expected life	3 years
Dividend yield	0%

The total weighted-average estimated fair value of the options granted during the nine months ended September 30, 2012 and 2011 was $132,000 and $696,750, respectively. Compensation expense recognized in operating, general and administrative expenses in the Statements of Operations for the nine months ended September 30, 2012 and 2011 was $264,000 and $117,585, respectively. At September 30, 2012 and December 31, 2011, the total unrecognized compensation expense related to non-vested stock option awards was $242,110 and $525,165, respectively. The remaining $242,110 in unrecognized compensation expense, at September 30, 2012, will be recognized at $36,000 per quarter with the final $26,110 being recognized in the quarter ending September 30, 2014.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, a company 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as an independent contractor. As of September 30, 2012 and December 31, 2011, we had balances payable to NSO of $16,500 and $1,020,200, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. In February 2012, NSO agreed to convert the outstanding debt balance as of December 31, 2011 of $1,020,200 owed by us to NSO into common stock at the price of $1.83 per share. This resulted in us issuing 557,486 restricted shares of common stock to NSO. There were no shares issued to NSO for conversion of outstanding debt during the year ended December 31, 2011.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As shown in Note 7, at September 30, 2012 and December 31, 2011, we had an outstanding balance of $310,699 due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of us. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 7, we have an agreement with Wellness, a company 100% owned by, Eric Groteke, D.C., who became our Chief Technology Officer on May 9, 2012 (See Note 4), to provide medical services as our independent contractor in Florida. Wellness is paid for services on a monthly basis dependent upon the services provided. At September 30, 2012, $36,696 was owed to Wellness. At December 31, 2011, we owed Wellness $115,500 of the $923,665 of the accounts payable and accrued liabilities balance as a third-party medical services provider. For the nine months ended September 30, 2012, Wellness billed us for service costs in the amount of $338,897 as a related party and $296,299 as a third-party. During the same period in 2011, Wellness billed us $481,100 as a third-party for service costs.

Note Receivable from a Related Party

We entered into a promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011 as part of a transaction where we recorded a liability for legal expenses from 2008 for which both the stockholder and we were held jointly and severally liable. We reached a settlement with the law firm to which the legal fees were due on September 30, 2012, and the law firm provided us with a full release. Accordingly, we cancelled the promissory note with the stockholder at that date. See Note 12.

NOTE 11 – INCOME TAXES

We have recognized no income tax provision for the nine months ended September 30, 2012 or the year ended December 31, 2011, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
Description	2012	2011

Benefit from net operating loss carryforwards	$1,734,803	$2,218,568
Allowance for doubtful accounts	7,470	-
Less valuation allowance	(1,742,273)	(2,218,568)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on our assessment, we have determined that it is not currently more likely than not that deferred income tax assets of approximately $1,735,000 and $2,219,000 attributable to the future utilization of the approximate $5,103,000 and $6,525,000 in net operating loss carryforwards as of September 30, 2012 and December 31, 2011, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations, to the expected amount at the 34% federal statutory rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Income tax (provision) benefit at
the 34% statutory rate	$(35,488)	$(245,859)	$(67,938)	$(451,577)
Miscellaneous permanent
differences	(2,021)	-	(7,862)	(1,344)
Effect of state income taxes	(3,132)	(21,694)	(5,995)	(39,845)
Non-deductible stock-based
litigation settlement expense,
compensation expense, and
interest expense	(39,282)	(7,000)	(394,500)	(12,830)
Less change in valuation allowance	79,923	274,553	476,295	505,596

Income tax (provision) benefit	$-	$-	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

NOTE 12 – GAIN ON DEBT EXTINGUISHMENT

During the quarter ended September 30, 2012, we recognized a gain on extinguishment of debt of $95,568. We were able to negotiate an accounts payable balance of $429,521 to a reduced amount of $363,703. As a result, at September 30, 2012, we removed $229,521 in accounts payable and the $163,703 related party note receivable, realizing a gain of $65,818 on extinguishment of debt. We also determined that a certain account payable for legal services was no longer being pursued for payment and had passed the statute of limitations. This payable, in the amount of $29,750, is also included in the gain on extinguishment of debt. We are currently assessing all old accounts payable and hope to resolve additional balances for reduced amounts.

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

Management Overview

At the end of 2008, we launched our new business strategy of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. To further this business strategy, we are now focusing on geographic expansion through new affiliations with spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

Results of Operations

The unaudited financial statements as of September 30, 2012 and for the three months and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the periods ended September 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2012.

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

Comparison of the three month period ended September 30, 2012 with the three month period ended September 30, 2011.

We reported gross revenue of $1,925,138 for the three months ended September 30, 2012, which was offset by $978,524 of standard allowance for discount, resulting in net revenue of $946,614. For the three months ended September 30, 2011, gross revenue was $3,294,928, which was offset by $1,524,420 of standard allowance for discount, resulting in net revenue of $1,770,508. The lower revenue level was due to a decrease in patient referrals to our affiliated centers in Texas and Florida during the quarter ended September 30, 2012. Management is assessing the causes for the decline in referrals, but believes our flexible pricing model and competitive edge provided by our patent pending Halo system will renew revenue growth. We also intend to accelerate our expansion plans into other regions of Texas and other states. Our net revenue of $946,614 for the three months ended September 30, 2012 was, however, a $27,218 increase over net revenue of $919,396 for the three month period ended June 30, 2012.

We incurred service cost of $369,296 or 19 percent of gross revenue for the three months ended September 30, 2012. This compares to $678,200 or 21 percent of gross revenue for the same period in 2011. The decrease in service costs is the result of lower case volume.

Operating, general and administrative costs were $484,082 for the three month period ended September 30, 2012, which included non-cash charges of $59,500 for directors’ and officers’ compensation and $63,350 for consulting expense. This compares to $349,776 for the same period in 2011, which included $59,625 for directors’ and officers’ compensation and $26,000 for consulting expense.

Net income for the three months ended September 30, 2012 was $104,376. This compares to net income of $723,115 for the three months ended September 30, 2011. Lower revenue, higher consulting charges, increased personnel costs, and higher interest costs are the main drivers of decreased net income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Cash received for case settlements for the three month period ended September 30, 2012 by our Texas locations was $369,553 and by our Florida locations was $189,127. This compares to cash received from case settlements for the comparable period in 2011 of $377,406 by Texas locations and $20,500 in Florida. We anticipate Florida collections to continue to grow as cases are now beginning to settle.

In September 2012, we recorded a write-off for doubtful accounts of $198,028 to reflect our assessment that certain cases that lost legal representation were unlikely to reach settlement.

Comparison of the nine month period ended September 30, 2012 with the nine month period ended September 30, 2011.

We recorded $6,556,340 in gross revenue for the nine months ended September 30, 2012, offset by $3,406,435 of standard allowance for discount, resulting in net revenue of $3,149,905. For the same period in 2011, gross revenue was $7,353,567 offset by $3,490,564 of standard allowance for discount, resulting in net revenue of $3,863,003. The decrease in revenue for the nine month period ended September 30, 2012 compared to the same period in 2011 is attributable to reduced referrals experienced by our affiliated centers in Texas and Florida.

Service costs were $1,216,196 or 19 percent of gross revenue for the nine months ended September 30, 2012 compared to $1,499,800 or 20 percent of gross revenue for the same period in 2011.

During the nine months ended September 30, 2012, we incurred $1,329,962 of operating, general and administration expenses, which included $342,000 of non-cash charges for directors’ and officers’ compensation and $80,680 for consulting expense. This compares to costs of $1,137,495 for the same period in 2011, which included $134,460 for directors’ and officers’ compensation and $78,000 for consulting expense.

We had net income of $199,817 for the nine months ended September 30, 2012, compared to $1,328,167 for the nine months ended September 30, 2011. Lower revenue, higher personnel counts, increased non-cash charges for options and warrants, the lawsuit settlement in the second quarter, coupled with higher interest costs, have lead to the decrease in net income for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Cash received for case settlements for the nine month period ended September 30, 2012 by our Texas locations was $1,371,778 and by our Florida locations was $459,435. This compares to cash received from case settlements for the comparable period in 2011 of $1,184,896 by Texas locations and $32,500 in Florida.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, cash used in operations was $399,188, which was primarily due to an increase in accounts receivable of $1,311,116 and a decrease in accounts payable and accrued liabilities of $396,124 partially offset by non-cash charges of $1,073,879 and net income of $199,817. For the same period in 2011, cash used in operations was $661,664, which was primarily due to an increase in accounts receivable of $2,521,124 and an increase in the related party receivable of $140,106 partially offset by an increase in accounts payable and accrued liabilities of $428,702 and net income from operations of $1,328,167.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2012 and 2011.

Cash provided by financing activities totaled $1,566,500 for the nine months ended September 30, 2012, consisting of proceeds from the issuance of a note payable of $50,000, a convertible promissory note of $500,000, a secured note payable of $1,000,000 and related party payables of $261,000, which were offset by the repayment of a related party payable of $244,500. For the same period in 2011, cash provided by financing activities totaled $489,601 consisting of proceeds from the issuance of debentures of $200,000, common stock of $77,000 and a related party payable of $525,354, which were offset by the repayment of a related party payable of $312,753.

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

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A,  “Risk Factors” in our 2011 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2011 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2012, we issued 15,000 restricted shares of common stock in connection with the engagement of an investor relations consultant. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

In August 2012, we issued an aggregate of 300,000 restricted shares of common stock in connection with an 18-month agreement with a business development consultant. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

In August 2012, we issued to an investor a $1,000,000 three-year promissory note bearing interest at 12% per year. In connection with the issuance of the note, we issued the investor a detachable warrant to purchase up to 333,333 shares of our common stock at the price of $1.60 per share, which warrant expires in August 2015. We received aggregate consideration of $1,000,000 for the note and warrant. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the offeree was an “accredited investor”; (v) the investment intent of the offeree; and (vi) the restriction on transferability of the securities issued.

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

Spine Pain Management, Inc.

Date: November 12, 2012	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

