Form 10-K
period 2012-12-31
Spine Pain Management, Inc
filed 2013-04-01
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012.

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

At June 30, 2012, the aggregate market value of shares of common stock held by non-affiliates of the registrant (based upon 9,195,355 shares held by non-affiliates on June 30, 2012) was approximately $10,666,611.

At March 21, 2013, there were 18,415,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.  BUSINESS

History

As used herein, the terms “Company,” “we,” “our”, and “us” refer to Spine Pain Management, Inc. (formerly known as Versa Card, Inc.), a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise.  We were incorporated on March 4, 1998.

Since inception, we have engaged in and contemplated several ventures and acquisitions, many of which were not consummated. In December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. Our first spine injury diagnostic center opened in Houston, Texas in August 2009. We currently manage a total of five spine injury diagnostic centers in the United States. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the country.

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

Through our care management system, we engage spine surgeons, orthopedic surgeons and other healthcare providers to operate as our independent contractors and diagnose and treat patients with musculo-skeletal spine injuries. We manage the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After a patient is billed for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently manage five spine injury diagnostic centers in the United States, which are located in Houston, Texas; McAllen, Texas; Orlando, Florida; Sarasota, Florida and the Tampa Bay Area of Florida. In March 2013, we ceased managing a center in Jacksonville, Florida when the affiliation with our healthcare provider there ended, but we are currently negotiating with a different healthcare provider to open a new center in Jacksonville within the next few months. We are also currently evaluating the development of additional spine injury diagnostic centers across the United States in major metropolitan cities.  We are seeking additional funding for this expansion by way of reasonable debt financing to combine with increased cash flow to accelerate this future development. In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

In May 2012, we acquired Gleric Holdings, LLC which owns a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams. During the last half of 2012, through additional research and development, we have refined the technology into the fully commercialized Quad Video Halo System 2.0. Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the plaintiff’s attorney to verify the treatment received. We believe the video will expedite the settlement process. Each of our affiliated centers can lease the hardware from us. Additionally, independent medical representatives will sell Quad Video Halo units to outside hospitals and clinics.

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

Billing and Operations

We engage an independent contractor to perform medical services for patients and pay the independent contractor a fixed fee for the services. The patient is billed for the procedures performed, and we take control of the patient’s unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, the healthcare providers must agree to the settlement price and the patient must sign off on the settlement. Once the healthcare providers are paid, the patient’s attorney can receive payment for his or her legal fee.

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

Marketing

Direct contact with key spine surgeons, orthopedic surgeons and other healthcare providers who are highly visible in their communities is an important step in targeting appropriate referral sources. Additional marketing to spine surgeons is done at national medical meetings and trade shows.  We believe that our services are favorably received and result in referrals of injury patients. We intend to continue expanding our spine injury diagnostic business operations to additional areas across the United States, of which there can be no assurance.

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

The final security rule establishes security standards that apply to covered entities. The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information, and to protect the information against unauthorized use or disclosure. The security standards establish a national standard for protecting the security and integrity of medical records when they are kept in electronic form.

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

In addition, the Secretary of the Department of Health and Human Services issued a final rule that requires each healthcare provider to adopt a standard unique health identifier, the National Provider Identifier (“NPI”). The NPI will identify healthcare providers in the electronic transactions for which the Secretary has already adopted standards (the “standard transactions”). These transactions include claims, eligibility inquiries and responses, claim status inquiries and responses, referrals, and remittance advices. All health plans and all healthcare clearinghouses must accept and use NPIs in standard transactions.

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

Research and Development

During the year ended December 31, 2012, we spent $18,488 in design fees for our Quad Video Halo system. No funds were spent on research and development activities during the year ended December 31, 2011.

Employees

We currently have seven full time employees, including three officers and four other employees at our corporate headquarters.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $430,000 for the year ended December 31, 2012 and an accumulated deficit in aggregate of approximately $13.0 million at year end. We are not generating sufficient operating cash flows to support continuing operations.

In our financial statements for the year ended December 31, 2012, our auditor indicated that certain factors raised doubt about our ability to continue as a going concern. These factors included our accumulated deficit of $13.0 million as of December 31, 2012, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements. Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations. Specifically, we rely on William Donovan, M.D., Director, Chief Executive Officer and President, to maintain our strategic direction.  Although Dr. Donovan serves under an employment agreement, there is no assurance that he will continue to be employed by us.  We do currently maintain $1,000,000 in key-man life insurance with respect to Dr. Donovan.

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

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $13,018,362 as of December 31, 2012. We intend to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We will increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services, obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

We may incur significant expenses as a result of being a publically traded company, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being a publically traded company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal control over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, with our annual reports, we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control is effective, investors could be adversely affected.

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

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine, self-referral and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these laws. There can be no assurance, however, that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure. If a court, payor or regulatory body determines that we have violated these laws, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our arrangements with our contracted physicians and other licensed providers.

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

Changes in federal or state laws, rules, and regulations, including those governing the corporate practice of medicine, fee splitting, workers’ compensation, and insurance laws, rules, and regulations, may affect our ability to expand our operations into other states and, therefore, may reduce our profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 5225 Katy Freeway, Suite 600, Houston, Texas 77007. This office space encompasses approximately 1,948 square feet and was provided to us in 2012, on a month-to-month basis, at $3,500 per month by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our Director and Chief Executive Officer. Because of increased personnel, NSO began providing us additional office space in February 2013 for a total monthly rental of $5,000 per month. The rent includes the use of the telephone system, computer server, and copy machines.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “SPIN.” Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2011 and 2012, according to OTC Markets Group Inc., were as follows:

Quarter ended	High	Low
3/31/11	$0.92	$0.50
6/30/11	$0.88	$0.55
9/30/11	$1.30	$0.25
12/31/11	$1.24	$0.66
3/31/12	$2.00	$1.01
6/30/12	$1.69	$1.00
9/30/12	$1.34	$0.91
12/31/12	$1.01	$0.41

Record Holders

As of March 21, 2013, there were approximately 77 stockholders of record of our common stock, and we estimate that there were approximately 611 additional beneficial stockholders who hold their shares in “street name” through a brokerage or other institution. As of March 21, 2013 we have a total of 18,415,882 shares of common stock issued and outstanding. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

As of December 31, 2012, we do not have any compensation plans under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

Other than the issuances described below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

In December 2012, we issued a total of 600,000 unvested stock options to purchase shares of common stock, including 200,000 stock options to each of three of our officers, in connection with each officer’s acceptance of a new employment agreement. Each option has an exercise price of $0.54 per share and expires on December 1, 2017. For each of the three officers, 50,000 of the stock options will vest and become exercisable every six months during the term of his employment agreement. If at any time during the term of the agreement his employment with the company should end, all unvested stock options will be relinquished. We issued the options under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the offerees were “accredited investors”; (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued.

In December 2012, we issued 30,000 restricted shares of common stock as consideration for the engagement of an investor relations consultant. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

In December 2012, we issued 10,000 restricted shares of common stock to two separate consultants for their work on various matters, for a total of 20,000 shares of common stock. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

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

Results of Operations

We recorded $3,459,231 in net revenues with $1,468,731 in costs of services and gross profit of $1,990,500 for the year ended December 31, 2012. For the same period in 2011, we recorded $5,212,165 in net revenues with $2,120,800 in costs of services and a gross profit of $3,091,365. Revenue was down in 2012 due to multiple factors. The change in our discount rate from 50% in 2011 to 52% in 2012 (as described in the paragraph below) resulted in a decrease in revenue previously recorded. Revenue was also negatively affected by lower case volume in 2012. Our affiliated healthcare providers accepted fewer patient cases from certain attorneys whose cases had a history of low returns. Additionally in 2012, because of the low returns we have experienced on cases of patients with minimal insurance coverage limits, our diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

We recognize revenue by reference to “net revenue,” which is gross amounts billed using CPT (Current Procedural Terminology) codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52% and 50%, based on settled patient cases, was used to determine net revenue during 2012 and 2011, respectively. Accordingly, we had gross revenues of $7,865,542 with net revenues of $3,459,231 for the year ended December 31, 2012, versus gross revenues of $10,594,259 with net revenues of $5,212,165 for the year ended December 31, 2011.

During the year ended December 31, 2012, our operations focused on continued development of our spine injury diagnostic business in Tampa, Orlando, Jacksonville and Sarasota. During the year ended December 31, 2011, our operations focused on continued development of our spine injury diagnostic centers in Houston, McAllen, Tampa, Orlando, and Jacksonville.

Expenses

Operating, general and administrative expenses for the year ended December 31, 2012, were $1,898,925 as compared to $1,750,219 for the year ended December 31, 2011. The increase in operating expenses was primarily the result of additional overhead associated with opening new centers coupled with increased personnel staffing, bad debt provision, and consulting costs.

Other income (expenses) for the year ended December 31, 2012 was an expense of $521,793 as compared to expense of $26,142 for the year ended December 31, 2011. For the year ended December 31, 2012, other income of $33,436 and gain on extinguishment of debt of $95,568 was offset by $324,147 of interest expense and a litigation settlement expense of $326,650. For the same period in 2011, other income of $24,567 and gain on extinguishment of debt of $150,562 was offset by $201,271 of interest expense.

Net Income or Loss

Net loss for the year ended December 31, 2012 was $430,218 compared to net income of $1,315,004 for the year ended December 31, 2011. Lower revenue, coupled with additional personnel and non-cash charges (interest costs for stock options and stock warrants, litigation settlements, consulting, and bad debt expense) resulted in net income decreasing in 2012 from 2011.

Liquidity and Capital Resources

During 2012, cash used in operating activities was $566,227 as compared to $642,532 in 2011.  The decrease in cash used in operations was due to the increased collections of our spine injury diagnostic centers, partially offset by increased personnel costs. Cash collections received in settlements totaled $2,597,000 and $1,781,000 for the years ended December 31, 2012 and 2011, respectively.

There was a purchase of equipment of $5,000 during the year ended December 31, 2012 but no cash was provided by or used in investing activities for the year ended December 31, 2011.

Cash flows provided by financing activities totaled $1,534,400 for the year ended December 31, 2012, consisting of proceeds from issuance of long term debt and warrants of $1,550,000, proceeds from related party notes payable of $296,300 offset by repayments on related notes payable of $311,900. For the year ended December 31, 2011, cash flows provided by financing activities totaled $519,911, consisting of proceeds from issuance of long term debt and warrants of $200,000, proceeds from related party notes payable of $642,453, offset by the cancellation of common stock in settlement of a legal dispute of $36,789 and a repayment on related party notes payable of $362,753.

Capital Expenditures

We purchased a Quad Video Halo system at a cost of $5,000 in the year ended December 31, 2012. During the year ended December 31, 2011, no capital expenditures were made.

Impact of Inflation

Management believes that inflation may have a negligible effect on future operations. Management also believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Income Tax Expense (Benefit)

We have experienced losses and as a result have net operating loss carryforwards available to offset future taxable income.

Critical Accounting Policies

In Note 3 to the audited financial statements for the years ended December 31, 2012 and 2011 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

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

Accounting Standards Updates

In Note 3 to the audited financial statements for the years ended December 31, 2012 and 2011 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $13,018,362 as of December 31, 2012. During the year ended December 31, 2012, we realized net revenue of $3,459,231 and a net loss of $430,218. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2013. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2012 and 2011 are attached hereto.

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Pain Management, Inc.:

We have audited the accompanying balance sheets of Spine Pain Management, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spine Pain Management, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $13,018,362 and working capital of $3,632,469 as of December 31, 2012.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Spine Pain Management, Inc.'s internal control over financial reporting as of December 31, 2012 and 2011 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, LLP

Houston, Texas
March 29, 2013

SPINE PAIN MANAGEMENT, INC.

BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS

Current assets:
Cash	$1,017,755	$54,582
Accounts receivable, net	3,209,191	2,876,848
Prepaid expenses	257,684	99,083
Debt cost	55,786	-

Total current assets	4,540,416	3,030,513

Accounts receivable, net of allowance for doubtful accounts of $52,628 and $40,000, respectively	3,287,552	2,954,269
Note receivable from related party	-	163,703
Debt cost	-	167,386
Intangible assets, net	215,200	-
Other assets	10,417	-

Total assets	$8,053,585	$6,315,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$183,950	$923,665
Due to related parties	352,909	1,330,899
Current portion of long-term debt, net	371,088	-

Total current liabilities	907,947	2,254,564

Long-term debt, including convertible note payable and secured note payable, net	1,332,365	314,280

Total liabilities	2,240,312	2,568,844

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 18,415,882 and 17,088,396 shares issued and outstanding at December 31, 2012 and 2011, respectively	18,416	17,088
Additional paid-in capital	18,813,219	16,318,083
Accumulated deficit	(13,018,362)	(12,588,144)

Total stockholders’ equity	5,813,273	3,747,027

Total liabilities and stockholders' equity	$8,053,585	$6,315,871

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	2012	2012

Net revenue	$3,459,231	$5,212,165

Cost of providing services, including amounts billed by a related party of $761,832 and $635,700 during the years ended December 31, 2012 and 2011, respectively	1,468,731	2,120,800

Gross profit	1,990,500	3,091,365

Operating, general and administrative expenses	1,898,925	1,750,219

Income from operations	91,575	1,341,146

Other income and (expense):
Other income	33,436	24,567
Gain from debt extinguishment	95,568	150,562
Interest expense	(324,147)	(201,271)
Litigation settlement expense	(326,650)	-

Total other income and (expense)	(521,793)	(26,142)

Net (loss) income	$(430,218)	$1,315,004

Net (loss) income per common share:
Basic	$(0.02)	$0.08
Diluted	$(0.02)	$0.08

Shares used in (loss) income per common share:
Basic	17,956,615	17,423,696
Diluted	17,956,615	17,435,830

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2010	17,403,396	$17,403	$15,658,734	$(13,903,148)	$1,772,989

Issuance of common stock for compensation of employees	100,000	100	93,900	-	94,000
Issuance of common stock options for compensation of officers and directors	-	-	171,585	-	171,585
Issuance of common stock upon exercise of stock options	100,000	100	76,900	-	77,000
Cancellation of common stock in settlement of legal dispute	(515,000)	(515)	(36,274)	-	(36,789)
Warrants issued for debt costs associated with sale of debentures	-	-	279,000	-	279,000
Detachable warrants issued with debentures	-	-	74,238	-	74,238
Net income	-	-	-	1,315,004	1,315,004

Balances, December 31, 2011	17,088,396	17,088	16,318,083	(12,588,144)	3,747,027

Issuance of common stock for debt conversions	557,486	558	1,019,642	-	1,020,200
Issuance of common stock for acquisition of assets of Gleric Holdings, LLC (See Note 4)	170,000	170	231,030	-	231,200
Issuance of common stock options for compensation of officers and directors	-	-	300,000	-	300,000
Issuance of common stock for consulting services	365,000	365	358,735	-	359,100
Issuance of common stock in settlement of legal dispute	235,000	235	326,415	-	326,650
Detachable warrants issued with convertible debt	-	-	46,716	-	46,716
Detachable warrants issued with secured note payable	-	-	212,598	-	212,598
Net loss	-	-	-	(430,218)	(430,218)

Balances, December 31, 2012	18,415,882	$18,416	$18,813,219	$(13,018,362)	$5,813,273

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(430,218)	$1,315,004
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for bad debts	240,000	40,000
Gain from debt extinguishment	(95,568)	(150,562)
Interest expense related to warrant amortization	168,408	163,546
Accretion of debt discount on long term debt	41,679	-
Stock based compensation	474,084	265,585
Common stock issued in settlement of litigation	326,650	-
Depreciation and amortization expense	10,583	-
Changes in operating assets and liabilities:
Accounts receivable, net	(905,627)	(2,894,979)
Related party receivable	163,703	(140,106)
Prepaid expenses	26,416	52,250
Due to related party	57,810	-
Accounts payable and accrued liabilities	(644,147)	706,730

Net cash used in operating activities	(566,227)	(642,532)

Cash flows from investing activities:
Purchase of equipment	(5,000)	-

Net cash used in investing activities	(5,000)	-

Cash flows from financing activities:
Proceeds from exercise of stock options	-	77,000
Proceeds from issuance of long-term debt and warrants	1,550,000	200,000
Treasury stock recovered and cancelled in legal dispute	-	(36,789)
Proceeds from related party notes payable	296,300	642,453
Repayments on related party notes payable	(311,900)	(362,753)

Net cash provided by financing activities	1,534,400	519,911

Net increase (decrease) in cash and cash equivalents	963,173	(122,621)

Cash and cash equivalents at beginning of period	54,582	177,203

Cash and cash equivalents at end of period	$1,017,755	$54,582

Supplementary disclosure of cash flow information:
Interest paid	$114,059	$37,726
Taxes paid	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Warrants issued for debt costs associated with sale of debentures	$-	$279,000
Common stock issued to acquire Gleric Holdings, LLC	$231,200	$-
Common stock issued in conversion of related party payable	$1,020,200	$-

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., (the “Company,” “we” or “us”) formerly known as Versa Card, Inc., was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development. In November 2009, we changed (i) our name from Versa Card, Inc. to Spine Pain Management, Inc. and (ii) our trading symbol from "IGLB" to "SPIN."

At the end of December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. We currently manage five spine injury diagnostic centers within the United States, which are located in Houston, Texas; McAllen, Texas; Orlando, Florida; Sarasota, Florida; and the Tampa Bay Area of Florida. In March 2013, we ceased managing a center in Jacksonville, Florida when the affiliation with our healthcare provider there ended, but we are currently negotiating with a different healthcare provider to open a new center in Jacksonville within the next few months. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the United States.

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

Through our care management system, we engage spine surgeons, orthopedic surgeons and other healthcare providers to operate as our independent contractors to diagnose and treat patients with musculo-skeletal spine injuries. We manage the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After a patient is billed for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

The clinic facilities where the spine injury diagnostic centers operate are owned or leased by third parties. We have no ownership interest in these clinic facilities and have no responsibilities towards building or operating the clinic facilities.

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $13,018,362 as of December 31, 2012. During the year ended December 31, 2012, we realized net revenue of $3,459,231 and a net loss of $430,218. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2013. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates fair value. We maintain cash and cash equivalents in banks which at times may exceed federally insured limits. We have not experienced any losses on these deposits.

Intangible Assets

Intangible assets acquired are initially recognized at cost. Intangible assets acquired in a business combination are recognized at their estimated fair value at the date of acquisition.

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the assets on the balance sheet. Each year the goodwill amount will be reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired. At December 31, 2012, no impairment to the asset was determined to have occurred.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. Additionally, we recorded an allowance for doubtful accounts in the amount of $52,268 and $40,000, at December 31, 2012 and 2011, respectively.

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

We utilize the prospective transition method, which requires the application of the accounting standard to new awards made, as well as awards from previous years that have been modified, repurchased, or cancelled after December 31, 2005.  We continue to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards (either the minimum value method, or the authoritative guidance for accounting for certain transactions involving stock based compensation). We recognized stock based compensation cost of $474,084 and $265,585, respectively, during 2012 and 2011.

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

During 2011, we filed federal and applicable state income tax returns for the year ended December 31, 2010, and during 2010, we filed federal and applicable state income tax returns for the year ended December 31, 2009 and prior years.  Although we had been incurring losses since our inception, we were obligated but were delinquent in filing income tax returns in compliance with IRS regulations and those of applicable state jurisdictions. Management believes that we will not incur significant penalties or interest for delinquent filing of federal and state income tax returns, nor federal or state income tax liabilities, as applicable, for the years prior to 2010, considering our history of losses since inception. We have not made any provision for federal and state income tax liabilities that may result from this uncertainty as of December 31, 2012 and 2011, respectively. Management believes that because we have now filed all delinquent tax returns that our failure to timely file will not have a material adverse impact on our financial position, results of operations or cash flows.

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

Net Income/Loss per Share

Basic and diluted net income/loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share”, for all periods presented. During year ended December 31, 2012, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the statement of operations, because all such securities were anti-dilutive. During year ended December 31, 2011, common stock equivalents from outstanding stock options and warrants have been included in the calculation of the diluted income per share in the statement of operations, because these securities were dilutive. The net income per share is calculated by dividing the net income by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides an improvement on the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by component either on the income statement or in the notes to the financial statements. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-02 is not expected to have a significant impact on the financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangible - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2012-02 is effective for annual periods beginning after September 15, 2012. We are currently evaluating the impact of this new guidance but we do not expect that it will have a significant impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. We do not expect the adoption of ASU 2011-11 to have a significant impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance now requires the company to present the components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether the company chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective retrospectively for fiscal years and interim reporting periods within these years beginning after December 15, 2011, with early adoption permitted. We adopted the pronouncement, on January 1, 2012, and it had no significant impact on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 was effective for reporting periods beginning after December 15, 2011 with application on a prospective basis. We adopted the pronouncement, on January 1, 2012, and it had no significant impact on our financial statements.

Reclassifications

Certain items in the 2011 financial statements have been reclassified to conform to the 2012 financial statement presentation. Such reclassifications had no effect on our financial position, results of operations and cash flows.

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

$231,200

During the year ended December 31, 2012, we recorded amortization expense of $9,000 related to the non-compete agreements for both parties included in the Gleric acquisition.

NOTE 5. ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We manage certain spine injury diagnostic centers where we engage healthcare providers as our independent contractors to perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. The patients are billed the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52% and 50%, based on settled patient cases, was used to reduce revenue to 48% and 50% of CPT code billings (“gross revenue”) during 2012 and 2011, respectively.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients. Historical experience, through 2012, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which currently indicates that 49% of cases will be subject to a settlement or judgment within one year of a medical procedure.

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

Accounts Receivable Factoring

During the years ended December 31, 2012 and 2011, we factored $17,165 and $1,008,778, respectively, of gross receivables to a third party (the “factor”) for cash consideration of $5,150 and $302,633, respectively, or 30% of the gross receivable. In the event the factor does not receive at least 30% of the gross receivable purchased, we will transfer additional accounts receivable to the factor at no charge until the factor collects monies in the aggregate of the original gross receivables purchased. At December 31, 2012, factored gross receivables totaling $428,381 remained subject to the provisions of the factoring terms noted above.

NOTE 6. DUE TO RELATED PARTIES

Due to related parties consists of the following at December 31:

	2012	2011

Due to Northshore Orthopedics Associates	$4,400	$1,020,200
Due to Chief Executive Officer	290,699	310,699
Due to Wellness Works	57,810	-
	$352,909	$1,330,899

Amounts due to Northshore Orthopedics, Assoc. (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. We used the amounts received to meet our working capital requirements (see Note 9). The $1,020,200 outstanding NSO debt at December 31, 2011 was converted to 557,486 shares of common stock in February 2012.

Amounts due to Wellness Works, LLC (“Wellness”, a company owned by our Chief Technology Officer) are non-interest bearing and are due by the 15th of the month following the month in which they were billed. See Note 9 for further information on the amounts due to Wellness.

NOTE 7. NOTES PAYABLE AND LONG TERM DEBT

Debentures

In February 2011, two investors subscribed to purchase an aggregate of $200,000 of debentures and warrants from us. The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year. The entire principal amount of the debentures is due in one lump sum on June 30, 2013. The debentures were issued with three sets of detachable warrants as follows: (i) Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share that expired on December 31, 2012, (ii) Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share that expire on December 31, 2013, (iii) Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share that expire on December 31, 2013.

Between October and December 2010, three investors subscribed to purchase an aggregate of $200,000 of debentures and warrants from us. The debentures have an aggregate principal amount of $200,000 and bear interest at 10% per year. The entire principal amount of the debentures is due in one lump sum on June 30, 2013. The debentures were issued with three sets of detachable warrants as follows: (i) Series A Warrants to purchase an aggregate of 100,000 shares of common stock at the price of $1.50 per share that expired on December 31, 2012, (ii) Series B Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $3.00 per share that expire on December 31, 2013 (iii) Series C Warrants to purchase an aggregate of 50,000 shares of common stock at the price of $5.00 per share that expire on December 31, 2013.

Following is an analysis of debentures payable at December 31:

	2012	2011

Stated value of debentures payable	$400,000	$400,000

Less: unamortized value of warrants issued	28,912	85,720

	$371,088	$314,280

During the years ended December 31, 2012 and 2011, we recorded $56,808 and $51,931 in interest expense related to the amortization of the warrants value associated with the debentures.

Third-party note payable

On March 9, 2012, we entered into an uncollateralized note payable with a third party for $50,000. The note is due March 9, 2015 and bears interest at 10% per year. Interest is payable quarterly and the full principal amount is due upon maturity. The note payable balance was $50,000 and $0 at December 31, 2012 and December 31, 2011, respectively.

Convertible and secured notes payable

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year which matures on March 27, 2014. This note provides for six quarterly payments of interest commencing on September 27, 2012, and continuing thereafter on December 27, March 27, June 27, and September 27 throughout the term of the promissory note. On the maturity date, a balloon payment of the entire outstanding principal plus any accrued but unpaid interest is due. Under the terms of the convertible note, the holder received a detachable warrant to purchase 69,445 shares of our common stock at the price of $1.80 per share that expires on June 27, 2014. The holder of the note also has the right to convert into common stock, at $1.50 per share, up to 50% of the principal amount after twelve months and up to 100% of the principal amount after fifteen months from the original issue date.

On August 29, 2012, we issued a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2012, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note. Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that expires on August 29, 2015. This promissory note is secured by $3,000,000 in gross accounts receivable. On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the proceeds received from the convertible note were allocated between the convertible note and the detachable warrant based on the fair value of the convertible note without the warrant and the warrant. The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount. The debt discount related to the warrant is accreted into interest expense through the maturity of the convertible note. The effective conversion price of the common stock did not exceed the stated conversion rate; therefore, there is no beneficial conversion feature associated with the convertible note. Similarly, the proceeds received from the secured note were allocated between the secured note and the detachable warrant based on the fair value of the secured note without the warrant and the warrant. The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount. The debt discounts related to the warrants are accreted into interest expense over the lives of the notes.

The weighted-average estimated fair value of the warrants issued with the convertible and secured notes was $0.62 and $0.81 per share, respectively, using the Black-Sholes pricing model with the following assumptions:

	Convertible	Secured
Description	Note	Note

Expected volatility	128%	133%
Risk-free interest rate	0.31%	0.36%
Expected life	2 years	3 years
Dividend yield	0%	0%

The following table provides an analysis of activity related to the convertible and secured notes for the year ended December 31, 2012:

	Convertible	Secured
Description	Note	Note
Proceeds received on issuance of notes in 2012	$500,000	$1,000,000
Discount allocated to warrants	(46,716)	(212,598)
Note balances after discount	453,284	787,402
Accretion of discount to interest expense	11,679	30,000
Note balances at December 31, 2012	$464,963	$817,402
Total allocated to additional paid in capital	$46,716	$212,598
Unamortized discount at December 31, 2012	$35,037	$182,598
Contractual interest expense for 12 months ended at December 31, 2012	$30,000	$40,000
Effective interest rate on notes	17.3%	19.1%

The following table provides a listing of the future maturities of long-term debt:

	Contractual	Principal
	Amounts	Amounts
Year	Due	Due

2013	$400,000	$257,576
2014	500,000	453,284
2015	1,050,000	837,402

Total	$1,950,000	$1,548,262

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2012 and 2011, we issued common stock to compensate officers, employees, directors and outside professionals, to make an acquisition and to settle a lawsuit. The stock issuances were valued based on the quoted market price of our common stock on the respective measurement dates. Following is an analysis of common stock issuances during the years ended December 31, 2012 and 2011:

In February 2012, we converted $1,020,200 of outstanding debt into 557,486 shares of common stock. See Note 6.

In May 2012, we issued 170,000 shares of common stock to acquire Gleric Holdings, LLC. See Note 4.

In May 2012, we entered into a Settlement Agreement and Mutual General Release with James McKay and Celebrity Foods, Inc., which agreement settled and released all parties from claims in connection with the lawsuit originally filed on January 19, 2010 in the United States District Court, Eastern District of Pennsylvania. The terms of the agreement provide that Mr. McKay and Celebrity Foods will retain an aggregate of 448,000 shares of stock and be issued an aggregate of 135,000 additional restricted shares at $1.39 per share. All of the shares retained by and issued to Mr. McKay and Celebrity Foods are subject to a leak-out provision. We also agreed to pay certain attorney’s fees which included the issuance of 100,000 restricted shares valued at $1.39 per share of common stock to the attorney of Mr. McKay and Celebrity Foods, which shares are also subject to a leak-out provision. See Note 11.

In July 2012 and December 2012, we issued 15,000 and 30,000 restricted shares of common stock valued at $1.14 and $0.54 per share, respectively, in connection with the engagement of an investor relations consultant.

In August 2012, we issued an aggregate of 300,000 restricted shares of common stock, valued at $1.05 per share, in connection with the engagement of a business development consultant.

In December 2012, we issued 10,000 restricted shares of common stock to two separate consultants for their work on various matters for a total of 20,000 shares of common stock valued at $0.54 per share.

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

Warrants

We currently have five series of outstanding warrants. Series B and Series C warrants were issued with the debentures that we sold to five investors during 2011 and 2010. See Note 7 for further details.

During 2012, as described in Note 7, we issued two warrants to investors 1) to purchase 69,445 shares of common stock in conjunction with the convertible note payable and 2) to purchase 333,333 shares of common stock in conjunction with the secured note payable.

During 2011, we issued 400,000 Series D warrants as compensation for the consultants who sold the debentures. The warrants were immediately exercisable. The weighted-average estimated fair value of the warrants issued ranged from $0.57-$0.74 per share using the Black-Scholes model with the following assumptions:

Expected volatility	ranging from 177.23 to 187.74
Risk-free interest rate	ranging from 0.52% to 1.25%
Expected life	4 years
Estimated forfeitures	0%, based on limited forfeiture history
Dividend yield	0%

The fair value of the Series D warrants issued in 2011 was $279,000 and was recorded as a Debt Cost asset which is amortized over the life of the warrants. The remaining unamortized portion of the Debt Cost asset is $55,786 at December 31, 2012. Interest expense of $111,600 and $111,614 was recognized in the Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

A summary of the warrant activity for the years ended December 31, 2012 and 2011 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-the-Money)

Outstanding and exercisable at December 31, 2010	200,000	$2.75	2.5	$-

Warrants issued with long-term debentures	200,000	$2.75	1.5	$-

Warrants issued as consultant compensation	400,000	$1.00	3.1	$400,000

Outstanding and exercisable at December 31, 2011	800,000	$1.88	2.3	$400,000

Warrants issued with long-term notes payable	402,778	$1.63	2.5	$-

Warrants expired (Series A)	(200,000)	$-	-	$-

Outstanding and exercisable at December 31, 2012	1,002,778	$1.85	2.0	$-

The following summarizes outstanding warrants and their respective exercise prices at December 31, 2012:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Warrants	Price	Expiration	Term (in years)

Series B Warrants	100,000	$3.00	Dec 2013	1
Series C Warrants	100,000	$5.00	Dec 2013	1
Series D Warrants	200,000	$1.00	Dec 2014	2
Series D Warrants Series C warrants	200,000	$1.00	Mar 2015	2.3
Convertible Note Warrants	69,445	$1.80	Sep 2014	1.5
Secured Note Warrants	333,333	$1.60	Aug 2015	2.7

	1,002,778

Stock Options

The Company recognizes compensation expense related to stock options in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted during the years ended December 31, 2012 and 2011 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

On June 28, 2012, we issued 150,000 stock options to directors as follows:

•	Options to purchase up to a total of 150,000 shares of common stock were granted to the certain members of the Board of Directors. These options vested and became exercisable immediately. The weighted-average estimated fair value of the stock options granted was $1.15 per share using the Black-Scholes model with the following assumptions:

Expected volatility	136.0
Risk-free interest rate	0.40%
Expected life	3 years
Dividend yield	0%

On December 1, 2012, we issued 600,000 stock options to officers as follows:

•	Options to purchase up to a total of 600,000 shares of common stock were granted to three officers as they each were given employment agreements which included the right to purchase 200,000 shares of common stock at the price of $.54 per share for the next two years. These options vest evenly every six months over the first two years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.46 per share using the Black-Scholes model with the following assumptions:

Expected volatility	130.21
Risk-free interest rate	0.61%
Expected life	5 years
Dividend yield	0%

On June 6, 2011, we issued 975,000 stock options to directors and officers as follows:

•	Options to purchase up to a total of 75,000 shares of common stock were granted to our three independent members of the Board of Directors. These options vested and became exercisable immediately. The weighted-average estimated fair value of the stock options granted was $0.65 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	0.74%
Expected life	3 years
Dividend yield	0%

•	Options to purchase up to a total of 900,000 shares of common stock were granted to our two executive officers. These options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.72 per share using the Black-Scholes model with the following assumptions:

Expected volatility	164.6
Risk-free interest rate	1.60%
Expected life	5 years
Dividend yield	0%

Details of stock option activity for the years ended December 31, 2012 and 2011 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2010	-	$-	-	$-
Options granted	975,000	$0.77	3.2	$-
Options exercised	(100,000)	$0.77	-	$-
Outstanding at December 31, 2011	875,000	$0.77	3.2	$-
Options granted	750,000	$0.66	4.4	$-
Options forfeited	(225,000)	$0.77	-	$-

Outstanding at December 31, 2012	1,400,000	$0.71	3.8	$-

Exercisable at December 31, 2012	513,736	$0.88	3.0	$-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2012:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Options	Price	Expiration	Term (in years)

Directors Options	50,000	$0.77	Jun 2014	1.4
Officers Options	600,000	$0.77	Jun 2016	3.4
Directors Options	150,000	$1.15	Jun 2015	2.5
Officers Options	600,000	$0.54	Dec 2017	4.9

	1,400,000

The fair value of the options granted during the years ended December 31, 2012 and 2011 was $408,000 and $696,750, respectively, which includes the forfeiture of $151,055 by John Talamas, our former COO, when he left his employment in May 2012. We recorded $300,000 and $171,585 in compensation expense in operating, general and administrative expenses in the Statements of Operations for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was approximately $482,110 of total unrecognized compensation expense related to non-vested stock option awards. The remaining $482,110 in compensation expense will be recognized at $72,000 per quarter with the final $122,110 being recognized in the last three quarters ended December 31, 2014.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2012 and 2011, we had balances payable to NSO of $4,400 and $1,020,200, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. In February 2012, the $1,020,200 outstanding NSO balance payable was converted to stock at the price of $1.83 per share, which was the closing market price on Friday, February 17, 2012. This resulted in the issuance of 557,486 restricted shares of common stock.

As shown in Note 6, at December 31, 2012 and 2011, we had balances of $290,699 and $310,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 6, we have an agreement with Wellness, a company 100% owned by Eric Groteke, D.C., who became our Chief Technology Officer on May 9, 2012 (See Note 4), to provide medical services as our independent contractor in Florida. Wellness is paid for services on a monthly basis dependent upon the services provided. At December 31, 2012, $57,810 was owed to Wellness. At December 31, 2011, we owed Wellness $115,500 recorded in the accounts payable and accrued liabilities balance as a third-party medical services provider. For the year ended December 31, 2012, Wellness billed us for service costs in the amount of $459,532 as a related party and $296,299 as a third-party. For the year ended December 31, 2011, Wellness billed us $917,100 as a third-party for service costs.

Note Receivable from a Related Party

We entered into the 6% promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011, as part of a transaction where we recorded a liability for legal expenses from 2008-2010 for which the stockholder and we were held jointly and severally liable. In September 2012, the legal expenses were settled with the law firm for a $200,000 cash payment. We wrote off the promissory note with the shareholder and realized a net credit to other income of approximately $66,000.

NOTE 10. INCOME TAXES

We have not made provision for income taxes for the years ended December 31, 2012 or 2011, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at December 31:

	2012	2011

Benefit from net operating loss carryforwards	$2,279,261	$2,218,568

Less: valuation allowance	(2,279,261)	(2,218,568)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,279,261 and $2,218,568 attributable to the future utilization of the approximate $7,043,430 in eligible net operating loss carryforwards as of December 31, 2012 will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations, to the expected amount at the 34% federal statutory rate:

	2012	2011

Income tax (provision) benefit at the 34% statutory rate	$146,274	$(447,101)
Effect of state income taxes	12,906	(39,511)
Non-deductible interest expense	(98,487)	(55,605)
Other	-	(2,112)
Less change in valuation allowance	(60,693)	544,329

Income tax (provision) benefit	$-	$-

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  Based on this evaluation, our management concluded that, as of December 31, 2012, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	70	Chief Executive Officer, President and Director
John Bergeron	56	Chief Financial Officer and Director
William Lawrence	52	Director
Jerry Bratton	60	Director
Franklin Rose, M.D.	61	Director

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

William A. Lawrence, MBA – Mr. Lawrence has served as one of our Directors since June 2012. He is currently Partner, President and Chief Financial Officer of C&J Cladding LLC, located in Houston, Texas. Mr. Lawrence and his business partner acquired C&J Cladding in March 2007 and have transformed it into one of the premier cladding companies in the Americas. Prior to acquiring C&J Cladding, Mr. Lawrence served for 23 years in progressive corporate and operational roles from analyst, treasurer, and controller to finance leadership, always with an eye on improving processes, accountability, financial disclosure and overall business performance. He has held management positions with companies such as NCI Building Systems, one of the nation’s largest integrated manufacturers of products for the metal construction industry; Telxon Corporation, a global manufacturer of wireless handheld computing devices; Monarch Marking Systems, a supplier of bar-code products to retail and industrial customers worldwide; and Lockheed Martin, a global security and aerospace company. Mr. Lawrence thrives in roles in which he can improve and redefine an organization, and position it for accelerated growth, both through exceptional financial and operational management, and through a focus on employee development and collaboration. He is an alumnus of the University of Florida, where he earned a Bachelor of Science in Finance (with honors) in 1982 and a Master of Business Administration in 1984..

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2012, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended September 30, 2012, with the exception of (i) a Form 4 that our Chief Financial Officer, John Bergeron, was late in filing, (ii) a Form 3 and Form 4 that our director, William Lawrence, was late in filing , and (iii) a Form 4 that our director, Franklin Rose, was late in filing.

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

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we mailed to stockholders on or around June 1, 2012 for our Annual Meeting held June 28, 2012.

Audit Committee

We have established a separately-designated standing audit committee.  The Audit Committee consists of our three independent Directors, Jerry Bratton, William Lawrence, and Franklin Rose, M.D.  Mr. Bratton is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K.  The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2012 and 2011 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and1 Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2012	81,231	-	-		144,000	(1)	-	-	-	225,231
CEO and President	2011	-	-	-		81,890	(1)	-	-	-	81,890

John Bergeron	2012	67,734	-			-		-	-		67,734
CFO	2011	12,750	-	94,000	(2)	-		-			106,750

(1)	On June 6, 2011, we granted Dr. Donovan stock options to purchase 600,000 shares of common stock at an exercise price of $0.77 per share. We granted the options as consideration for his employment as Chief Executive Officer and President. The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. The fair value of the options was $432,000, of which $144,000 and $81,890 in compensation expense was recognized in the Statement of Operations for the years ended December 31, 2012 and December 31, 2011, respectively. (See Note 8 of the accompanying financial statements)

(2)	In October 2011, we issued 100,000 restricted shares of common stock to Mr. Bergeron as consideration for his employment as Chief Financial Officer.

Employment Agreements

On February 16, 2012, we entered into an employment agreement with our President and Chief Executive Officer, William F. Donovan, M.D. On February 20, 2012, the agreement was amended to eliminate certain stock award provisions. The employment agreement, as amended, (i) terminates and supersedes the previous employment agreement that we entered into with Dr. Donovan on or about May 17, 2010, which was to expire in May 2012 unless earlier terminated, (ii) has a term that ends on March 31, 2014, and (iii) provides that we will pay Dr. Donovan an annual base salary of $96,000. The agreement also provides that we may grant Dr. Donovan performance bonuses from time to time at the discretion of the Board of Directors. The termination of Dr. Donovan’s May 2010 employment agreement accordingly terminated his right under that agreement to receive 1,000,000 restricted shares of common stock if he is employed by us on June 30 of the calendar year in which we achieve an annual fully diluted earning per share of at least $0.01 as reflected in the audited financial statements filed with an annual report on Form 10-K filed with the SEC.

On November 30, 2012, we entered into a new employment agreement with John Bergeron, our Chief Financial Officer. His previous employment agreement expired on September 30, 2012. The terms of the new employment agreement include (i) a two-year term beginning on December 1, 2012, (ii) an annual salary of $90,000, and (iii) 200,000 unvested stock options to purchase shares of common stock at an exercise price of $0.61 per share. The stock options will expire on December 1, 2017, and 50,000 of the stock options will vest and become exercisable every six months during the term of the agreement. If at any time during the term of the agreement Mr. Bergeron’s employment with us should end, all unvested stock options will be relinquished.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2012:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William F. Donovan, M.D.	250,000	(1)	300,000	-	0.77	6/6/2016
John R. Bergeron	0	(2)	200,000	-	0.54	12/01/2017

(1)	On June 6, 2011, we granted Dr. Donovan stock options to purchase 600,000 shares of common stock at an exercise price of $0.77 per share. We granted the options as consideration for his employment as Chief Executive Officer and President. The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. Dr. Donovan exercised 50,000 of the options on September 9, 2011.

(2)	On November 30, 2012, we granted Mr. Bergeron stock options to purchase 200,000 shares of common stock at an exercise price of $0.54 per share. We granted the options as consideration for his employment as Chief Financial Officer. The options vest and become exercisable in four six month periods for the first two years of the five-year life of the options.

Compensation of Directors

At present, we do not pay our Directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which Directors are compensated for any services they provide or for committee participation or special assignments.  We did, however, provide compensation to certain directors during the year ended December 31, 2012 as follows:

Summary Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Bergeron	-	-	22,000	(1)	1	-	-	22,000
Jerry Bratton	-	-	22,000	(2)		-	-	22,000
William Donovan, M.D.	-	-	-			-	-	-	(3)
Franklin Rose, M.D.	-	-	22,000	(4)		-	-	22,000
John Talamas	-	-	22,000	(5)		-	-	22,000
William Lawrence			44,000	(6)				44,000

(1)	In June 2012, we granted Mr. Bergeron three-year stock options to purchase 25,000 shares of common stock at an exercise price of $1.15 per share. The options vested and became exercisable immediately. The fair value of the options was $22,000, which was recognized in the Statement of Operations for the year ended December 31, 2012. (See Note 8 of the accompanying financial statements)

(2)	In June 2012, we granted Mr. Bratton three-year stock options to purchase 25,000 shares of common stock at an exercise price of $1.15 per share. The options vested and became exercisable immediately. The fair value of the options was $22,000, which was recognized in the Statement of Operations for the year ended December 31, 2012. (See Note 8 of the accompanying financial statements)

(3)	Dr. Donovan received no compensation in his capacity as a Director during the year ended December 31, 2012. He did, however, receive compensation in his capacity as an executive officer. (See the “Summary Executive Compensation Table” above.)

(4)	In June 2012, we granted Dr. Rose three-year stock options to purchase 25,000 shares of common stock at an exercise price of $1.15 per share. The options vested and became exercisable immediately. The fair value of the options was $22,000, which was recognized in the Statement of Operations for the year ended December 31, 2012. (See Note 8 of the accompanying financial statements)

(5)

In June 2012, we granted Mr. Talamas three-year stock options to purchase 25,000 shares of common stock at an exercise price of $1.15 per share. The options vested and became exercisable immediately. The fair value of the options was $22,000, which was recognized in the Statement of Operations for the year ended December 31, 2012. (See Note 8 of the accompanying financial statements.)

(6)	In June 2012, we granted Mr. Lawrence three-year stock options to purchase 50,000 shares of common stock at an exercise price of $1.15 per share. The options vested and became exercisable immediately. The fair value of the options was $44,000, which was recognized in the Statement of Operations for the year ended December 31, 2012. (See Note 8 of the accompanying financial statements.)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 21, 2013 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our named executive officers and directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 21, 2013, there were 18,415,882 shares of common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	3,979,427	(2)	21.26%
William Lawrence (1)	50,000	(3)	0.27%
Franklin A. Rose, M.D. (1)	200,000	(4)	1.08%
John Bergeron (1)	210,000	(5)	1.14%
Jerry Bratton (1)	1,606,100	(6)	8.70%
All Directors and named executive officers as a group (5 persons)	6,045,527		31.92%
Rene Hamouth (7)	1,800,000		9.77%

(1)	The named individual is one of our executive officers or directors. Our business address is 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

(2)	Includes 557,486 shares of common stock held indirectly through NorthShore Orthopedics, Assoc. (of which Dr. Donovan is the sole shareholder and has voting and investment control) and 3,121,941 shares held directly by Dr. Donovan. Also includes 300,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(3)	Includes 50,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(4)	Includes 175,000 shares of common stock and 25,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(5)	Includes 160,000 shares of common stock and 50,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(6)	Includes 1,556,100 shares of common stock held by Mr. Bratton, of which Mr. Bratton has sole voting power of 320,000 shares and shared voting power with his spouse of 1,236,100 shares. Also includes 50,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(7)	Mr. Hamouth’s address is 202-80 Richards Street, Vancouver, BC, Canada, V6B 2G2.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2012:

Plan Category	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	—		—	—
Equity compensation plans	650,000		0.77
not approved by	150,000		1.15
our stockholders	600,000	(1)	0.54	—
Total	1,400,000		0.71	—

(1)	Consists of common shares to be issued upon exercise of outstanding stock options as follows:

•	In June 2011, we granted three of our Directors stock options to purchase a total of 75,000 shares of common stock at an exercise price of $0.77 per share. The three-year options vested and became exercisable immediately. A total of 50,000 of these options remain unexercised.
•	In June 2011, we granted our CEO and COO stock options to purchase a total of 900,000 shares of common stock at an exercise price of $0.77 per share. The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options. A total of 600,000 of these options remain outstanding and unexercised. Mr. Talamas left the employ of the company resulting in the forfeiture of 225,000 shares of common stock.
•	In June 2012, we granted five of our Directors stock options to purchase a total of 150,000 shares of common stock at an exercise price of $1.15 per share. The three-year options vested and became exercisable immediately.
•	In November 2012, we granted three of our employees stock options to purchase 600,000 shares of common stock at an exercise price of $.54 per share. The five year options vest every six months at 50,000 options per period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. ("NSO"), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2012 and 2011, we had balances payable to NSO of $295,099 and $1,020,200, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. In February 2012, however, NSO agreed to convert into common stock $1,020,200 of outstanding debt at the price of $1.83 per share, which was the closing market price on Friday, February 17, 2012. This resulted in us issuing to NSO 557,486 restricted shares of common stock on February 28, 2012.

Additionally, as shown in Note 6 of the accompanying financial statements, at December 31, 2012 and 2011, we had balances of $290,699 and $310,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of us. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

We entered into the 6% promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2011, as part of a transaction where we recorded a liability for legal expenses from 2008-2010 for which the stockholder and we were held jointly and severally liable. In September 2012, the legal expenses were settled with the law firm for a $200,000 cash payment. We wrote off the promissory note with the shareholder and realized a net credit to other income of approximately $66,000.

Director Independence

We currently have three independent Directors on our Board, Jerry Bratton, William Lawrence, and Franklin A. Rose, M.D.  The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Franklin A. Rose, M.D., William Lawrence, and Jerry Bratton and made a subjective determination as to each of these Directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director of Spine Pain Management, Inc.  In making these determinations, the Board reviewed information provided by these Directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2011 and 2012.

	2012	2011
Audit Fees(1)	$82,216	$73,559
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-
Total Fees	$82,216	$73,599

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2012 and 2011, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	Amendment to Employment Agreement with William F. Donovan, M.D. dated February 16, 2012 (Incorporated by reference from Form 8-K filed with the SEC on February 21, 2012) *

10.2	Employment Agreement with John Bergeron dated November 30, 2012 (Incorporated by reference from Form 8-K filed with the SEC on December 13, 2012) *

14.1	Code of Ethics (Incorporated by reference from our website. It can be found at: www.spinepaininc.com/investor-information) *

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2013.

Spine Pain Management, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 30, 2013
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 30, 2013
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 29, 2013
Jerry Bratton	Director

/s/ Franklin Rose, M.D.		April 1, 2013
Franklin Rose, M.D.	Director

/s/ William Lawrence		March 29, 2013
William Lawrence	Director

