Form 10-Q
period 2013-03-31
Spine Pain Management, Inc
filed 2013-05-14
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2013.

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

As of May 14, 2013, there were 18,415,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

SPINE PAIN MANAGEMENT, INC.

BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$910,807	$1,017,755
Accounts receivable, net	3,433,605	3,209,191
Prepaid expenses	208,392	257,684
Debt cost	27,886	55,786

Total current assets	4,580,690	4,540,416

Accounts receivable, net of allowance for doubtful accounts of $112,268 and $52,268 at March 31, 2013 and December 31, 2012, respectively	3,409,083	3,287,552
Intangible assets, net	210,700	215,200
Other assets	9,417	10,417

Total assets	$8,209,890	$8,053,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$216,098	$183,950
Due to related parties	316,375	352,909
Current portion of notes payable and long-term debt, net	856,273	371,088

Total current liabilities	1,388,746	907,947

Notes payable and long-term debt, net of discount	889,902	1,332,365

Total liabilities	2,278,648	2,240,312

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 18,415,882 shares issued and outstanding at March 31, 2013 and December 31, 2012	18,416	18,416
Additional paid-in capital	18,885,219	18,813,219
Accumulated deficit	(12,972,393)	(13,018,362)

Total stockholders' equity	5,931,242	5,813,273

Total liabilities and stockholders’ equity	$8,209,890	$8,053,585

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2013	2012

Net revenue	$1,043,201	$1,283,895
Cost of providing services	386,761	461,400

Gross profit	656,440	822,495

Operating, general and administrative expenses	490,692	297,251

Income from operations	165,748	525,244

Other income and (expense):
Other income	7,092	8,466
Interest expense	(126,871)	(52,390)

Total other income and (expense)	(119,779)	(43,924)

Net income	$45,969	$481,320

Basic income per common share	$0.00	$0.03
Diluted income per common share	$0.00	$0.03

Shares used in income per common share:
Basic	18,415,882	17,315,066
Diluted	18,415,882	17,595,381

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
Cash flows from operating activities:
Net income	$45,969	$481,320
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	60,000	60,000
Interest expense related to warrant amortization	42,282	42,102
Stock based compensation	124,500	100,458
Accretion of debt discount on long term debt	28,339	-
Depreciation and amortization expense	5,500	-
Changes in operating assets and liabilities:
Accounts receivable, net	(405,945)	(640,004)
Prepaid expenses	(3,208)	3,750
Due to related party	8,467	-
Accounts payable and accrued liabilities	32,148	(94,176)

Net cash used in operating activities	(61,948)	(46,550)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	50,000
Proceeds from related party payable	-	128,600
Repayments on related party payable	(45,000)	(57,002)

Net cash (used in) provided by financing activities	(45,000)	121,598

Net (decrease) increase in cash and cash equivalents	(106,948)	75,048

Cash and cash equivalents at beginning of period	1,017,755	54,582

Cash and cash equivalents at end of period	$910,807	$129,630

Supplementary disclosure of non-cash financing activities:
Issuance of common stock for conversion of related party payable	$-	$1,020,200

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

Since inception, we have engaged in and contemplated several ventures and acquisitions, many of which were not consummated. In December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. Our first spine injury diagnostic center opened in Houston, Texas in August 2009. We currently manage a total of six spine injury diagnostic centers in the United States. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the country.

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

Through our care management system, we engage spine surgeons, orthopedic surgeons and other healthcare providers to operate as independent contractors and diagnose and treat patients with musculo-skeletal spine injuries. We manage the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After a patient is billed for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently manage six spine injury diagnostic centers in the United States, which are located in Houston, Texas; McAllen, Texas; San Antonio, Texas; Orlando, Florida; Sarasota, Florida and the Tampa Bay Area of Florida. In March 2013, we ceased managing a center in Jacksonville, Florida when the affiliation with our healthcare provider there ended. We are also currently evaluating the development of additional spine injury diagnostic centers across the United States in major metropolitan cities.  We are seeking additional funding for this expansion by way of reasonable debt financing to combine with increased cash flow to accelerate this future development. In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $12,972,393 as of March 31, 2013. During the three months ended March 31, 2013, we realized net revenue of $1,043,201 and net income of $45,969. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2014. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2013, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

NOTE 4. ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We manage certain spine injury diagnostic centers where we engage healthcare providers as our independent contractors to perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52% and 50%, based on settled patient cases, was used to reduce revenue to 48% and 50% of CPT code billings (“gross revenue”) during the three months ended March 31, 2013 and 2012, respectively.

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

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. DUE TO RELATED PARTIES

Due to related parties consists of the following:

	March 31,	December 31,
	2013	2012

Due to Northshore Orthopedics Associates	$34,216	$4,400

Due to Chief Executive Officer	245,699	290,699

Due to Wellness Works	36,460	57,810

	$316,375	$352,909

Amounts due to Northshore Orthopedics, Assoc. (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. Amounts due to Wellness Works, LLC (“Wellness”, a company owned by our Chief Technology Officer) are non-interest bearing and are due by the 15th of the month following the month in which they were billed. See Note 7 for further information on the amounts due to Wellness.

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Options

We recognized $72,000 and $54,000 in compensation expense in operating, general and administrative expenses in the Statements of Operations for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was approximately $410,110 of total unrecognized compensation expense related to non-vested stock option awards. The remaining $410,110 in compensation expense will be recognized at $72,000 per quarter with the final $122,110 being recognized in the last three quarters ending December 31, 2014.

NOTE 7. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of March 31, 2013 and December 31, 2012, we had balances payable to NSO of $34,216 and $4,400, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement

As shown in Note 5, at March 31, 2013 and December 31, 2012, we had balances of $245,699 and $290,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 5, we have an agreement with Wellness, a company 100% owned by Eric Groteke, D.C., who became our Chief Technology Officer on May 9, 2012, to provide medical services as our independent contractor in Florida. Wellness is paid for services on a monthly basis dependent upon the services provided. At March 31, 2013 and December 31, 2012, $36,460 and $57,810, respectively, was owed to Wellness.

SPINE PAIN MANAGEMENT, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

We have not made provision for income taxes for the three months ended March 31, 2012 or the year ended December 31, 2012, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at March 31, 2013 and December 31, 2012:

	March 31	December 31
	2013	2012
Benefit from net operating loss carryforwards	$2,218,573	$2,279,261
Allowance from doubtful accounts	38,171	-
Less: valuation allowance	(2,256,744)	(2,279,261)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,256,744 and $2,279,261 attributable to the future utilization of the approximate $7,007,882 and $7,043,430 in eligible net operating loss carryforwards as of March 31, 2013 and December 31, 2012, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations to the expected amount at the 34% federal statutory rate:

	Three Months Ended March 31,
	2013	2012

Income tax (provision) benefit at the 34% statutory rate	$(15,629)	$(163,649)
Effect of state income taxes	(1,379)	(1,112)
Non-deductible interest expense	(43,680)	(3,526)
Other	38,171	(15,578)
Less change in valuation allowance	22,517	183,865

Income tax (provision) benefit	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2003 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

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

Critical Accounting Policies

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2013, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Results of Operations

The unaudited financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the periods ended March 31, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2012 as included in our previously filed report on Form 10-K.

Comparison of the three month period ended March 31, 2013 with the three month period ended March 31, 2012.

We recorded $2,102,929, in gross revenue for the three months ended March 31, 2013, offset by $1,059,728 of standard allowance for discount resulting in net revenue of $1,043,201. For the same period in 2012, gross revenue was $2,618,862, offset by $1,334,967 of standard allowance for discount, resulting in net revenue of $1,283,895. We currently manage six spine injury diagnostic centers in the United States, which are located in Houston, Texas; McAllen, Texas; San Antonio, Texas; Orlando, Florida; Sarasota, Florida and the Tampa Bay Area of Florida. In March 2013, we ceased managing a center in Jacksonville, Florida when the affiliation with our healthcare provider there ended. Revenue was negatively affected by lower case volume in 2013. Our affiliated healthcare providers accepted fewer patient cases from certain attorneys whose cases had a history of low returns. Additionally, in 2013 because of the low returns we have experienced on cases of patients with minimal coverage limits, our diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

Service cost was $386,761 for the three months ended March 31, 2013 compared to $461,400 for the same period in 2012. The decrease in service cost is attributable to the lower case volume.

During the three months ended March 31, 2013, we incurred $490,692 of operating, general and administrative expenses compared with the $297,251 for the same period in 2012. The increase is attributable to increases in payroll expenses of approximately $55,000, consulting and professional fees of approximately $91,000, travel expenses of approximately $35,000, and other net general and administrative expenses of approximately $12,000.

As a result of the foregoing, we had net income of $45,969 for the three months ended March 31, 2013, compared to $481,320 for the three months ended March 31, 2012.

Liquidity and Capital Resources

For the three months ended March 31, 2013, cash used in operations was $61,948, which primarily included an increase in accounts receivable of $405,945 and a decrease in accounts payable of $32,148 partially offset by net income of $45,969. For the same period in 2012, cash used in operations was $46,550, which primarily included an increase in accounts receivable of $640,004 and partially offset by net income from operations of $481,320.

There was no cash provided by or used in investing activities for the three months ended March 31, 2013 or 2012.

Cash used in financing activities for the three months ended March 31, 2013 consisted of a repayment on related party payables in the amount of $45,000. For the same period in 2012, cash provided by financing activities totaled $121,598, consisting of proceeds from issuance of debentures and warrants of $50,000, proceeds from related party payables of $128,600, offset by a repayment on related party payables of $57,002.

We collected $643,450 and $634,951 in settlements during the three months ended March 31, 2013 and 2012, respectively.

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

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A,  “Risk Factors” in our 2012 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2012 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

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

Spine Pain Management, Inc.

Date: May 14, 2013	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

