Form 10-Q
period 2013-06-30
Spine Pain Management, Inc
filed 2013-08-14
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2013.

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

As of August 14, 2013, there were 18,415,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPINE PAIN MANAGEMENT, INC.
BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$288,045	$1,017,755
Accounts receivable, net	3,580,317	3,209,191
Prepaid expenses	152,009	257,684
Debt cost	-	55,786

Total current assets	4,020,371	4,540,416

Accounts receivable, net of allowance for doubtful accounts of $129,703 and $52,268 at June 30, 2013 and December 31, 2012, respectively	3,544,709	3,287,552
Intangible assets, net	206,200	215,200
Other assets	8,417	10,417

Total assets	$7,779,697	$8,053,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$164,469	$183,950
Due to related parties	263,967	352,909
Current portion of notes payable and long-term debt, net	476,642	371,088

Total current liabilities	905,078	907,947

Notes payable and long-term debt, net of discount	962,402	1,332,365

Total liabilities	1,867,480	2,240,312

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 18,415,882 shares issued and outstanding at June 30, 2013 and December 31, 2012	18,416	18,416
Additional paid-in capital	18,967,719	18,813,219
Accumulated deficit	(13,073,918)	(13,018,362)

Total stockholders' equity	5,912,217	5,813,273

Total liabilities and stockholders’ equity	$7,779,697	$8,053,585

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Net revenue	$867,331	$919,396	$1,910,532	$2,203,291

Cost of providing services

Third party providers	129,782	57,480	300,206	390,280
Related party providers	230,226	328,020	401,801	456,620

Total cost of providing services	360,008	385,500	746,769	846,900

Gross profit	507,323	533,896	1,163,763	1,356,391

Operating, general and administrative expenses	477,280	548,629	967,972	845,880

Income (loss) from operations	30,043	(14,733)	195,791	510,511

Other income and (expense):
Other income	5,794	8,645	12,886	17,111
Litigation settlement expense	-	(326,650)	-	(326,650)
Interest expense	(137,362)	(53,141)	(264,233)	(105,531)

Total other income and (expense)	(131,568)	(371,146)	(251,347)	(415,070)

Net (loss) income	$(101,525)	$(385,879)	$(55,556)	$95,441

Net (loss) income per common share
Basic	$(0.01)	$(0.02)	$0.00	$0.01
Diluted	$(0.01)	$(0.02)	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic	18,415,822	17,876,596	18,415,822	17,611,147
Diluted	18,415,822	17,876,596	18,415,822	18,094,581

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012
Cash flows from operating activities:
Net income	(55,556)	$95,441
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	120,000	120,000
Interest expense related to warrant amortization	95,198	84,023
Stock based compensation	249,000	299,833
Common stock issued in settlement of litigation	-	326,650
Accretion of debt discount on long-term debt	56,678
Depreciation and amortization expense	11,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(748,283)	(921,823)
Prepaid expenses	676	(2,684)
Due to related party	(3,942)	-
Accounts payable and accrued liabilities	(19,481)	(109,604)

Net cash used in operating activities	(294,710)	(108,164)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	550,000
Proceeds from related party payable	-	204,200
Repayment of related party payable	(85,000)	(118,500)
Repayments on short term debt payable	(350,000)	-

Net cash (used in) provided by financing activities	(435,000)	635,700

Net (decrease) increase in cash and cash equivalents	(729,710)	527,536

Cash and cash equivalents at beginning of period	1,017,755	54,582

Cash and cash equivalents at end of period	$288,045	$582,118

Supplementary disclosure of non-cash investing activities:
Issuance of common stock for conversion of related party payable	$-	$1,020,200
Supplementary disclosure of non-cash financing activities:
Common stock issued to acquire Gleric Holdings, Ltd.	-	$231,200

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $13,053,918 as of June 30, 2013. During the six months ended June 30, 2013, we realized net revenue of $1,910,532 and a net loss of $55,556. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through June 30, 2014. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2013, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52% and 50%, based on settled patient cases, was used to reduce revenue to 48% and 50% of CPT code billings (“gross revenue”) during the three and six months ended June 30, 2013 and 2012, respectively.

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

⋅
The patient completed and signed medical and financial paperwork, which included an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits derived from any settlement or judgment of the patient’s case.

⋅
The patient’s attorney issued the healthcare provider a Letter of Protection designed to guarantee payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection also should preclude any case settlement without providing for payment of the patient’s medical bill.

⋅
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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5.  DUE TO RELATED PARTIES

Due to related parties consists of the following:
	June 30,	December 31,
	2013	2012

Due to Northshore Orthopedics Associates	$19,999	$4,400

Due to Chief Executive Officer	205,699	290,699

Due to Wellness Works	38,269	57,810

	$263,967	$352,909

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

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Options

We recognized $72,000 and $54,000 in compensation expense in operating, general and administrative expenses in the Statements of Operations for the three months ended June 30, 2013 and 2012, respectively.   We recognized $144,000 and $228,000 in compensation expense in operating, general and administrative expenses in the Statements of Operations for the six months ended June 30, 2013 and 2012, respectively.  At June 30, 2013, there was approximately $266,110 of total unrecognized compensation expense related to non-vested stock option awards. The remaining $266,110 in compensation expense will be recognized at $72,000 per quarter with the final $122,110 being recognized in the last three quarters ending December 31, 2014.

NOTE 7. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of June 30, 2013 and December 31, 2012, we had balances payable to NSO of $19,999 and $4,400, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

As shown in Note 5, at June 30, 2013 and December 31, 2012, we had balances of $205,699 and $290,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Also, as shown in Note 5, we have an agreement with Wellness, a company 100% owned by Eric Groteke, D.C., who became our Chief Technology Officer on May 9, 2012, to provide medical services as our independent contractor in Florida. Wellness is paid for services on a monthly basis dependent upon the services provided. At June 30, 2013 and December 31, 2012, $38,269 and $57,810, respectively, was owed to Wellness.

NOTE 8. LONG-TERM DEBT

In June 2013, we renewed a 10% debenture totaling $50,000 that was originally due on June 30, 2013 at stated value with a maturity date of June 30, 2015 in exchange for 50,000 warrants at $.45 per share. Interest is payable quarterly and the full principal amount is due upon maturity. In June 2013, we also extended the maturity date of a note for $50,000 that was originally due March 9, 2015 for two additional years in exchange for warrants to purchase 50,000 shares at $.45 per share.

The weighted-average estimated fair value of the warrants issued was $0.21 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	89.5%
Risk-free interest rate	0.31%
Expected life	2 years
Dividend yield	0%

During the three and six months ended June 30, 2013 and 2012 we recorded $25,030 and $14,382 and $14,022 and $28,224 in interest expense, respectively, related to the amortization of warrants associated with long term debt.

In June 2013 we repaid debentures totaling $350,000 based on the stated contractual terms.

NOTE 9. INCOME TAXES

We have not made provision for income taxes for the six months ended June 30, 2013 or the year ended December 31, 2012, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31
	2013	2012

Benefit from net operating loss carryforwards	$2,307,598	$2,279,261

Allowance from doubtful accounts	44,098	-

Less: valuation allowance	(2,351,696)	(2,279,261)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,351,696 and $2,279,261 attributable to the future utilization of the approximate $7,078,986 and $7,043,430 in eligible net operating loss carryforwards as of June 30, 2013 and December 31, 2012, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations to the expected amount at the 34% federal statutory rate:

	Six months Ended June 30,,
	2013	2012

Income tax (provision) benefit at the 34% statutory rate	$18,889	$(32,450)
Effect of state income taxes	1667	(2,863)
Non-deductible interest expense	(85,591)	(28,568)
Other	7,400	5,841
Less change in valuation allowance	72,435	69,722

Income tax (provision) benefit	$-	$-

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

Critical Accounting Policies

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2013, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Results of Operations

The unaudited financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the periods ended June 30, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2013.

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

Comparison of the three month period ended June 30, 2013 with the three month period ended June 30, 2012.

We recorded $1,790,073 in gross revenue for the three months ended June 30, 2013, offset by $922,742 of standard allowance for discount resulting in net revenue of $867,331. For the same period in 2012, gross revenue was $2,012,340, offset by $1,092,944 of standard allowance for discount, resulting in net revenue of $919,396. We currently manage six spine injury diagnostic centers in the United States, which are located in Houston, Texas; McAllen, Texas; San Antonio, Texas; Orlando, Florida; Sarasota, Florida and the Tampa Bay Area of Florida. Service cost was $360,008 for the three months ended June 30, 2013 compared to $385,500 for the same period in 2012. The decrease in service cost is attributable to the lower case volume. In March 2013, we ceased managing a center in Jacksonville, Florida when the affiliation with our healthcare provider there ended. Revenue was decreased by lower case volume in 2013. Our affiliated healthcare providers accepted fewer patient cases from certain attorneys whose cases had a history of low returns. Additionally, in 2013 because of the low returns we have experienced on cases of patients with minimal coverage limits, our diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

During the three months ended June 30, 2013, we incurred $477,280 of operating, general and administrative expenses compared with the $548,629 for the same period in 2012. The decrease is attributable to decreases in director and officer non-cash compensation of approximately $127,000, travel expenses of approximately $18,000, decrease of investor relations by $26,000, decrease of $12,000 in legal fees coupled with an increase of payroll and consulting expenses of $53,000, non cash consulting fees of $52,000 and other net general and administrative expenses of approximately $3,000.

For the three months ended in June 30, 2012 we expensed $326,650 for the settlement of certain litigation. As a result of the aforementioned, we had net loss of $101,525 for the three months ended June 30, 2013, compared to a loss of $385,879 for the three months ended June 30, 2012.

Comparison of the six month period ended June 30, 2013 with the six month period ended June 30, 2012.

We recorded $3,893,002, in gross revenue for the six months ended June 30, 2013, offset by $1,982,470 of standard allowance for discount resulting in net revenue of $1,910,532. For the same period in 2012, gross revenue was $4,631,201, offset by $2,427,910 of standard allowance for discount, resulting in net revenue of $2,203,291. We currently manage six spine injury diagnostic centers in the United States, which are located in Houston, Texas; McAllen, Texas; San Antonio, Texas; Orlando, Florida; Sarasota, Florida and the Tampa Bay Area of Florida. In March 2013, we ceased managing a center in Jacksonville, Florida when the affiliation with our healthcare provider there ended. Revenue was decreased due to lower case volume in 2013. Our affiliated healthcare providers accepted fewer patient cases from certain attorneys whose cases had a history of low returns. Additionally, in 2013 because of the low returns we have experienced on cases of patients with minimal coverage limits, our diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

Service cost was $746,769 for the six months ended June 30, 2013 compared to $846,900 for the same period in 2012. The decrease in service cost is attributable to the lower case volume.

During the six months ended June 30, 2013, we incurred $967,972 of operating, general and administrative expenses compared with the $845,880 for the same period in 2012. The increase is attributable to increases in payroll expenses of approximately $95,000, consulting and professional fees of approximately $130,000, legal expenses of approximately $26,000, a decrease of $138,000 in stock based compensation and other net general and administrative expenses of approximately $10,000.

As a result of the foregoing, we had net loss of $55,556 for the six months ended June 30, 2013, compared to a net income of $95,441 for the six months ended June 30, 2012.

Liquidity and Capital Resources

For the six months ended June 30, 2013, cash used in operations was $294,710, which primarily included a net loss of $55,556, increases in accounts receivable of $748,283, an increase related party payables of $3,942 in related party payables, accounts payable of $19,481, a decrease in prepaid expenses of $676 and offset by adjustments to reconcile net income of cash used in operating activities including bad debt expense, interest expense related to warrant amortization, stock based compensation, debt discount accretion and depreciation totaling $531,876 For the six months ended June 30, 2012, cash used in operations was $108,164, which primarily included an increase in accounts receivable of $921,823 and a decrease in accounts payable and accrued liabilities of $109,604 partially offset by non-cash charges of $830,506 and net income of $95,441. There was no cash provided by or used in investing activities for the six months ended June 30, 2013 or 2012.

For the six months ended June 30, 2013 cash used in financing activity was $435,000. This was due to our repayment of $350,000 plus interest to our debenture holders for debentures that expired on June 30, 2013. We paid $85,000 to our CEO related to certain past outstanding payables. For the six months ended June 30, 2012 we repaid $118,500 in related party debt.

During the six months ended June 30, 2013 and 2012, we collected $521,044 and $637,582 in settlements from our accounts receivable, respectively.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, we issued a total of 100,000 warrants to purchase shares of our common stock to two note holders as consideration for renewing certain promissory notes. The warrants have an exercise price of $0.45 and expire on June 13, 2015. The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuances of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

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

Spine Pain Management, Inc.

Date: August 14, 2013	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)