Form 10-Q
period 2013-09-30
Spine Pain Management, Inc
filed 2013-11-07
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2013.

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

As of November 1, 2013, there were 18,715,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPINE PAIN MANAGEMENT, INC.
BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$570,199	$1,017,755
Accounts receivable, net	3,589,635	3,209,191
Prepaid expenses	199,359	257,684
Other assets	-	55,786

Total current assets	4,359,193	4,540,416

Accounts receivable, net of allowance for doubtful accounts of $150,958 and $52,628 at September 30, 2013 and December 31, 2012, respectively	3,533,152	3,287,552
Intangible assets, net	201,700	215,200
Other assets	7,417	10,417

Total assets	$8,101,462	$8,053,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$168,375	$183,950
Due to related parties	251,624	352,909
Current portion of notes payable and long-term debt, net	482,482	371,088

Total current liabilities	902,481	907,947

Notes payable and long-term debt, net of discount	984,902	1,332,365

Total liabilities	1,887,383	2,240,312

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 18,715,882 and 18,415,882 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	18,716	18,416
Additional paid-in capital	19,138,044	18,813,219
Accumulated deficit	(12,942,681)	(13,018,362)

Total stockholders' equity	6,214,079	5,813,273

Total liabilities and stockholders’ equity	$8,101,462	$8,053,585

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Net revenue	$1,006,569	$946,614	$2,917,101	$3,149,905

Cost of providing services
Third party providers	165,282	110,700	506,135	616,299
Related party providers	242,556	258,596	648,472	599,897

Total cost of providing services	407,838	369,296	1,154,607	1,216,196

Gross profit	598,731	577,318	1,762,494	1,933,709

Operating, general and administrative expenses	456,619	484,082	1,424,591	1,329,962

Income from operations	142,112	93,236	337,903	603,747

Other income (expense):
Other income	7,411	7,233	20,297	24,344
Litigation settlement expense	-	-	-	(326,650)
Gain from debt extinguishment	60,179	95,568	60,179	95,568
Interest expense	(78,465)	(91,661)	(342,698)	(197,192)

Total other income (expense)	(10,875)	11,140	(262,222)	(403,930)

Net income	$131,237	$104,376	$75,681	$199,817

Net income per common share
Basic	$0.01	$0.01	$0.00	$0.01
Diluted	$0.01	$0.01	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic	18,484,360	18,215,556	18,438,959	17,814,087
Diluted	18,484,360	19,046,500	18,438,959	18,624,936

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows from operating activities:
Net income	$75,681	$199,817
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts	180,000	180,000
Gain from debt extinguishment	(60,179)	(95,568)
Interest expense related to warrant amortization	97,823	126,126
Stock based compensation	376,166	422,680
Common stock issued in settlement of litigation	-	326,650
Accretion of debt discount on long-term debt	85,019	13,340
Depreciation and amortization expense	16,500	5,083
Changes in operating assets and liabilities:
Accounts receivable, net	(806,044)	(1,311,116)
Related party receivable	-	163,703
Prepaid expenses	(5,841)	(70,475)
Due to related party	13,715	36,696
Accounts payable and accrued liabilities	44,604	(396,124)

Net cash provided by (used in) operating activities	17,444	(399,188)

Cash flows from financing activities:
Proceeds from issuance of notes payable and long-term debt	-	1,550,000
Proceeds from related party payable	-	261,000
Repayments of related party payable	(115,000)	(244,500)
Repayments of notes payable	(350,000)	-

Net cash (used in) provided by financing activities	(465,000)	1,566,500

Net (decrease) increase in cash and cash equivalents	(447,556)	1,167,312

Cash and cash equivalents at beginning of period	1,017,755	54,582

Cash and cash equivalents at end of period	$570,199	$1,221,894

Supplemental disclosure of cash flow information:
Interest paid	$159,856	$57,726

Supplementary disclosure of non-cash investing and financing activities:

Common stock issued to acquire Gleric Holdings, Ltd.	$-	$231,200

Issuance of common stock for conversion of related party payable	$-	$1,020,200

Common stock issued for consulting services	$96,000	$315,000

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Spine Pain Management, Inc. (formerly known as Versa Card, Inc.), a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise.  We were incorporated on March 4, 1998.

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

We are a medical marketing, management, licensing, billing and collection company, facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents. We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other health care providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents. Our goal is to become a leader in providing financial management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By funding diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By providing early treatment, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.

Through our financial management system, we assist spine surgeons, orthopedic surgeons and other healthcare providers to operate as independent contractors and diagnose and treat patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After a patient is billed for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently manage seven spine injury diagnostic centers in the United States, which are located in Texas and Florida (one of the centers opened subsequent to the quarter ended September 30, 2013). We are also currently evaluating the development of additional spine injury diagnostic centers across the United States in major metropolitan cities.  We are seeking additional funding for this expansion by way of reasonable debt financing to combine with increased cash flow to accelerate this future development. In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

In May 2012, we acquired Gleric Holdings, LLC which owns a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” which we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams. During the last half of 2012, through additional research and development, we have refined the technology into the fully commercialized Quad Video Halo System 2.0. Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the plaintiff’s attorney to verify the treatment received. We believe the video will expedite the settlement process. Each of our affiliated centers can lease the hardware from us. Additionally, independent medical representatives will sell Quad Video Halo units to outside hospitals and clinics.

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $12,942,681 as of September 30, 2013. During the nine months ended September 30, 2013, we generated net revenue of $2,917,101 and net income of $75,681. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through September 30, 2014. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2013, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52% and 50%, based on settled patient cases, was used to reduce revenue to 48% and 50% of CPT code billings (“gross revenue”) during the three and nine months ended September 30, 2013 and 2012, respectively.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. DUE TO RELATED PARTIES

Due to related parties consists of the following:

	September 30,	December 31,
	2013	2012

Due to Northshore Orthopedics Associates	$52,466	$4,400

Due to Chief Executive Officer	175,699	290,699

Due to Spine Injury Physicians	23,459	57,810
(formerly Wellness Works)
	$251,624	$352,909

Amounts due to Northshore Orthopedics, Assoc. (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. Amounts due to Spine Injury Physicians, LLC (“SIJ”, a company owned by our Chief Technology Officer and formerly known as Wellness Works) are non-interest bearing and are due by the 15th of the month following the month in which they were billed. See Note 7 for further information on the amounts due to SIJ.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock

In September 2013, we issued 300,000 restricted shares of common stock at $0.32 per share (based on the quoted market price at the date of issuance) totaling $96,000 for consulting services, which was recorded as a prepaid asset to be amortized over the life of the 18 month agreement. In August 2012, we issued 300,000 restricted shares of common stock at $1.05 per share (based on the quoted market price at the date of issuance) totaling $315,000 for consulting services, which was recorded as a prepaid asset to be amortized over the life of the 18 month agreement.

Stock Options

We recognized $72,000 and $36,000 in compensation expense in operating, general and administrative expenses in the Statements of Operations for the three months ended September 30, 2013 and 2012, respectively. We recognized $216,000 and $264,000 in compensation expense in operating, general and administrative expenses in the Statements of Operations for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was approximately $266,110 of total unrecognized compensation expense related to non-vested stock option awards. The remaining $266,110 in compensation expense will be recognized at $72,000 per quarter with the final $122,110 being recognized in the last three quarters ending December 31, 2014.

NOTE 7. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of September 30, 2013 and December 31, 2012, we had balances payable to NSO of $52,466 and $4,400, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As shown in Note 5, at September 30, 2013 and December 31, 2012, we had balances of $175,699 and $290,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 5, we have an agreement with SIJ, a company 100% owned by Eric Groteke, D.C., our Chief Technology Officer, to provide medical services as our independent contractor in Florida. SIJ is paid for services on a monthly basis dependent upon the services provided. At September 30, 2013 and December 31, 2012, $23,459 and $57,810, respectively, was owed to SIJ.

NOTE 8. LONG-TERM DEBT

In June 2013, we renewed a 10% debenture totaling $50,000 that was originally due on June 30, 2013 at stated value with a maturity date of June 30, 2015 in exchange for 50,000 warrants at $0.45 per share. Interest is payable quarterly and the full principal amount is due upon maturity. In June 2013, we also extended the maturity date of a note for $50,000 that was originally due March 9, 2015 for two additional years in exchange for warrants to purchase 50,000 shares at $0.45 per share.

The weighted-average estimated fair value of the warrants issued was $0.21 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	89.5%
Risk-free interest rate	0.31%
Expected life	2 years
Dividend yield	0%

During the three months ended September 30, 2013 and 2012, we recorded $22,500 and $27,900 in interest expense, respectively, related to the amortization of warrants associated with long term debt. During the nine months ended September 30, 2013 and 2012, we recorded $67,500 and $83,700 in interest expense, respectively related to the amortization of warrants associated with long term debt.

In June 2013, we repaid debentures totaling $350,000 based on the stated contractual terms.

NOTE 9. INCOME TAXES

We have not made provision for income taxes for the nine months ended September 30, 2013 or the year ended December 31, 2012, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31
	2013	2012

Benefit from net operating loss carryforwards	$1,975,917	$2,279,261

Allowance for doubtful accounts	51,325	-

Less: valuation allowance	(2,027,242)	(2,279,261)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, we have determined that it is not currently likely that a deferred income tax asset of approximately $1,975,917 and $2,279,261 attributable to the future utilization of the approximate $5,811,521 and $7,043,430 in eligible net operating loss carryforwards (“NOL”) as of September 30, 2013 and December 31, 2012, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations to the expected amount at the 34% federal statutory rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Income tax (provision) benefit at the 34% statutory rate	$(44,621)	$(35,488)	$(25,732)	$(67,938)
Effect of state income taxes	(3,937)	(3,132)	(2,270)	(5,995)
Non-deductible stock-based litigation settlement expense, compensation expense, and interest expense	(41,464)	(365,932)	(127,055)	(394,500)
Change in available NOL	(89,562)	-	(96,962)	-
Other	-	(2,021)	-	(7,862)
Less change in valuation allowance	179,584	406,573	252,019	476,295

Income tax (provision) benefit	$-	$-	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2003 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

NOTE 10. GAIN ON DEBT EXTINGUISHMENT

During the quarter ended September 30, 2013, we recognized a gain on extinguishment of debt of $60,179. We determined that certain accounts payable balances for legal services would never be paid because they related to a prior business venture, were no longer being pursued for payment and had passed the statute of limitations.

During the quarter ended September 30, 2012, we recognized a gain on extinguishment of debt of $95,568. We were able to negotiate an accounts payable balance of $429,521 to a reduced amount of $363,703. As a result, at September 30, 2012, we removed $229,521 in accounts payable and the $163,703 related party note receivable, realizing a gain of $65,818 on extinguishment of debt. We also determined that a certain accounts payable balance for legal services would never be paid because they related to a prior business venture, was no longer being pursued for payment and had passed the statute of limitations. Accordingly, this $29,750 payable was also included in the gain on extinguishment of debt.

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

Critical Accounting Policies

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2013, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Results of Operations

The unaudited financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the periods ended September 30, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2013.

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

Comparison of the three month period ended September 30, 2013 with the three month period ended September 30, 2012.

We recorded $2,002,259 in gross revenue for the three months ended September 30, 2013, offset by $995,690 of standard allowance for discount resulting in net revenue of $1,006,569. For the same period in 2012, gross revenue was $1,925,138, offset by $978,524 of standard allowance for discount, resulting in net revenue of $946,614. We manage spine injury diagnostic centers located in Texas and Florida. Service cost was $407,838 for the three months ended September 30, 2013 compared to $369,296 for the same period in 2012. The increase in service cost is attributable to a different sales mix where certain procedures were prefunded at a higher than normal amount percentage. Revenue was increased by higher case volume in the three month period ended September 30, 2013 versus the three month period ended September 30, 2012. Our affiliated healthcare providers accepted fewer patient cases from certain attorneys whose cases had a history of low returns. Additionally, in 2013, because of the low returns we have experienced on cases of patients with minimal coverage limits, our diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

During the three months ended September 30, 2013, we incurred $456,619 of operating, general and administrative expenses compared with the $484,082 for the same period in 2012. The decrease is attributable to decreases in investor relations expense by $26,000, consultant fees of $12,000, and travel expenses of approximately $6,000, coupled with an increase of payroll expense of $10,000, legal fees of $14,000 and non-cash director and officer compensation of $12,000 and other net general and administrative expenses of approximately $8,000.

As a result of the aforementioned, we realized net income of $131,237 for the three months ended September 30, 2013 as compared to $104,376 for the three months ended September 30, 2012.

Comparison of the nine month period ended September 30, 2013 with the nine month period ended September 30, 2012.

We recorded $5,895,261 in gross revenue for the nine months ended September 30, 2013, offset by $2,978,160 of standard allowance for discount resulting in net revenue of $2,917,101. For the same period in 2012, gross revenue was $6,556,340, offset by $3,406,435 of standard allowance for discount, resulting in net revenue of $3,149,905. We manage spine injury diagnostic centers located in Texas and Florida. Revenue was decreased due to lower case volume in 2013. Our affiliated healthcare providers accepted fewer patient cases from certain attorneys whose cases had a history of low returns. Additionally, in 2013, because of the low returns we have experienced on cases of patients with minimal coverage limits, our diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

Service cost was $1,154,607 for the nine months ended September 30, 2013 compared to $1,216,196 for the same period in 2012. The decrease in service cost is attributable to the lower case volume.

During the nine months ended September 30, 2013, we incurred $1,424,591 of operating, general and administrative expenses compared with the $1,329,962 for the same period in 2012. The increase is attributable to increases in payroll expenses of approximately $105,000, consulting and professional fees of approximately $118,000, legal expenses of approximately $40,000, a decrease of $126,000 in stock based compensation, a decrease of investor relations fee of $34,000 and other net general and administrative expenses of approximately $7,000.

As a result of the aforementioned, we realized net income of $75,681 for the nine months ended September 30, 2013, compared to net income of $199,817 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, cash provided by operations was $17,444, which primarily included net income of $75,681, an increase in accounts payable of $44,604, an increase in due to related party of $13,715 and adjustments to reconcile net income to net cash used in operating activities including provision for bad debts, interest expense related to warrant amortization, stock based compensation, debt discount accretion, gain from debt extinguishment and depreciation totaling $695,329, partially offset by increases in accounts receivable of $806,044, and a cash increase in prepaid expenses of $5,841. For the nine months ended September 30, 2012, cash used in operations was $399,188, which was primarily due to an increase in accounts receivable of $1,311,116 and a decrease in accounts payable and accrued liabilities of $396,124, partially offset by adjustments to reconcile net income to net cash used in operating activities including provision for bad debts, interest expense related to warrant amortization, stock based compensation, debt discount accretion and depreciation totaling $1,073,879 and net income of $199,817.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2013 or 2012.

Cash used in financing activities totaled $465,000 for the nine months ended September 30, 2013, consisting of repayments on related party payables of $115,000 and the principal repayment of $350,000 to the debenture holders for debentures that matured on June 30, 2013. Cash provided by financing activities for the nine months ended September 30, 2012 totaled $1,566,500 consisting of proceeds from issuance of notes payable and long-term debt of $1,550,000 and proceeds from related party payables of $261,000, partially offset by repayments on related party payables of $244,500.

During the three months ended September 30, 2013 and 2012, we collected $948,808 and $558,680 in settlements from our accounts receivable, respectively.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2013, we issued 300,000 restricted shares of common stock to a business development consultant as consideration for consulting services. We issued the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

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

Spine Pain Management, Inc.

Date: November 7, 2013	/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

