Form 10-K
period 2013-12-31
Spine Pain Management, Inc
filed 2014-03-31
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐
Non-accelerated filer  ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.39 per share, the price at which the registrant’s common stock was last sold as of, June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter) was $4,990,188.

At March 25, 2014, there were 18,715,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE
None.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are not limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals in the healthcare industry and other risks and uncertainties set forth below and in the “Risk Factors” section below. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Spine Pain Management, Inc.

We are a medical services, technology, marketing, management, billing and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other health care providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding the providers accounts receivable, which includes diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By providing early treatment, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our management system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fixed rate for the medical procedures they performed. After a patient is billed for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

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

In May 2012, we acquired Gleric Holdings, LLC which owns a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams.  During the last half of 2013, through additional research and development, we have refined the technology into the fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the plaintiff’s attorney to verify the treatment received.  Each of our affiliated centers can lease the hardware from us.  Additionally, we plan to use independent medical representatives to sell Quad Video Halo units to outside hospitals and clinics.

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
• Identifying and targeting key spinal healthcare providers who handle accident-type cases.

 Management Strategy

Our management program was developed by William Donovan, M.D., our Chief Executive Officer and Director. Our management program generally begins with rehabilitation therapy. If there is no improvement in a patient’s condition following sufficient amounts of rehabilitation therapy, the patient is referred for diagnostic imaging, pain management and if medically necessary, surgery.

We believe that our management program improves the medical outcomes for injured victims by assisting doctors who provide medically necessary, appropriate and reasonable treatment of injuries and facilitates the settlement of the injured victim's case by completing required medical treatment and providing clear and consistent medical records.

Billing and Operations

We work with an independent medical contractor who performs the medical services for patients and  the independent contractor bills a fixed fee for the services.  The patient is billed for the procedures performed, and we take control of the patient’s unpaid bill and oversee collection.  In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney.  Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case.  The payment to us is made through the attorney of the patient.  In most cases, the healthcare providers must agree to the settlement price and the patient must sign off on the settlement.  Once the healthcare providers are paid, the patient’s attorney can receive payment for his or her legal fee.

The clinic facilities where our spine injury diagnostic centers operate are owned or leased by a medical affiliate or third party.  We have no ownership interest in these clinic facilities, nor do we have any responsibilities towards building or operating the clinic facilities.  Each of our independent contractors performs services for us (in the form of providing medical diagnostic services for patients) pursuant to a medical services agreement.

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

Governmental Regulation

All of the medical diagnostic procedures offered at the clinics are performed by independent medical contractors, who are subject to regulation by a number of governmental entities at the federal, state, and local levels. We are subject to laws and regulations relating to business corporations in general. In recent years, Congress and state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

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

Under the affiliate doctor agreements, the doctors retain sole responsibility for all medical decisions, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our doctors, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

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

Because the barriers to entry in our geographic markets have a low threshold and our diagnostic centers’ patients have the flexibility to move easily to new healthcare service providers, the addition of new competitors may occur relatively quickly.  Some of our affiliated physicians and other healthcare providers may elect to compete with us by offering their own products and services to patients.  If competition within our industry intensifies, our ability to assist patients or associated physicians, or maintain or increase our revenue growth, price flexibility and control over medical costs, trends, and marketing expenses, may be compromised.

In order to mitigate the effects of intensifying competition, we will make careful study of population trends and demographic growth patterns in determining the best locations to compete.  Moreover, we will endeavor to have all of our physicians under strict contract to avoid unnecessary attrition and loss of skilled personnel.

Research and Development

During the years ended December 31, 2013 and 2012, we spent $33,666 and $18,488, respectively in design fees for our Quad Video Halo system.  These costs do not reflect the marketing and other associated costs with the development of the Quad Video Halo system.

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

Our auditor has indicated that certain factors raise substantial doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $626,071 for the year ended December 31, 2013 and an accumulated deficit in aggregate of approximately $13.6 million at year end.  We are not generating sufficient operating cash flows to support continuing operations.

In our financial statements for the year ended December 31, 2013, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern.  These factors included our accumulated deficit of $13.6  million as of December 31, 2013, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our future revenues may be affected by a variety of factors, many of which are outside our control, including the success of implementing our healthcare management services business and trends and changes in the healthcare industry. We have no control on how long it takes cases to settle, making it difficult to forecast cash flow.  As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

We had a history of significant operating losses prior to the opening of our first diagnostic center in August, 2009.

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, we have been able to reduce our deficit, and our accumulated deficit is $13,644,433 as of December 31, 2013. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

We may incur significant legal, accounting and other expenses as a result of being a publically traded company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

The market to provide healthcare services and solutions is highly fragmented and competitive. Currently, we believe the management solutions that we can provide to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries resulting from automobile and work-related accidents, are somewhat unique in most geographic markets.  However, if we achieve our goal of becoming a leader in providing care management services to spine surgeons, orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients, we believe that competition for our business model will substantially increase.  Further, there are many alternatives to the care management services we can provide, that are currently available to surgeons and their injured patients. We can make no assurances that we will be able to effectively compete with the various care management services that are currently available or may become available in the future.

Because the barriers to entry in our geographic markets are not substantial and customers have the flexibility to move easily to new care management service providers, we believe that the addition of new competitors may occur relatively quickly. Some physicians and other healthcare providers may elect to compete with us by offering their own products and services to their clients and patients. In addition, significant merger and acquisition activity has occurred in our industry as well as in industries that will supply products to us, such as the hospital, physician, pharmaceutical, medical device, and health information systems industries. If competition within our industry intensifies, our ability to affiliate with new doctors and/or obtain physician referrals, or maintain or increase our revenue growth, pricing flexibility, control over medical cost trends, and marketing expenses may be compromised.

Future acquisitions and joint ventures may use significant resources or be unsuccessful.

As part of our business strategy, we may pursue acquisitions of companies providing services that are similar or complementary to those that we provide or plan to provide in our business, and we may enter into joint ventures to provide services at certain facilities. These acquisitions and joint venture activities may involve

• significant cash expenditures;
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

Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities like ours and licensed professionals and professional organizations, particularly with respect to fee splitting between a licensed professional or professional organization and an unlicensed person or entity. We operate our business by maintaining long-term administrative and management agreements with affiliated professional doctors. Through these agreements, we perform only non-medical administrative services. All control over medical matters is retained by the affiliated physicians or professional groups. Although we believe that our arrangements with physicians and the other affiliated licensed providers comply with applicable laws, regulatory authorities or other third parties may assert that we are engaged in the corporate practice of medicine or that our arrangements with the physicians or affiliated professional groups constitute fee-splitting or self-referral, or new laws may be introduced that would render our arrangements illegal. If this were to occur, we and/or the affiliated professional groups could be subject to civil or criminal penalties and/or we could be required to restructure these arrangements, all of which may result in significant cost to us and affect our profitability.

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

There is a limited market for our common stock and a stockholder may not be able to liquidate his or her shares regardless of the necessity of doing so.  The prices of our shares are highly volatile. This could have an adverse effect on developing and sustaining the market for our securities.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 1,948 square feet and was provided to us in 2013, on a month-to-month basis, at $5,000 per month by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our Director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “SPIN.”  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2012 and 2013, according to nasdaq.com, were as follows:

Quarter ended	High	Low
3/31/12	$2.00	$1.01
6/30/12	$1.69	$1.00
9/30/12	$1.34	$0.91
12/31/12	$1.01	$0.41
3/31/13	$0.71	$0.34
6/30/13	$0.60	$0.32
9/30/13	$0.49	$0.21
12/31/13	$0.70	$0.32

Record Holders

As of March 25, 2014, there were approximately 77 stockholders of record of our common stock, and we estimate that there were approximately 611 additional beneficial stockholders who hold their shares in “street name” through a brokerage or other institution. As of March 25, 2014, we have a total of 18,715,882 shares of common stock issued and outstanding.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

As of December 31, 2013, we do not have any compensation plans under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

All equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and the related notes to the financial statements included in this Form 10-K.

Management Overview

At the end of 2008, we launched our new business concept of medical services and technology that delivers turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, our main focus will be on the expansion and development of spine injury diagnostic centers across the nation.

Results of Operations

For the year ended December 31, 2013 versus 2012:

We recorded $3,299,928 in net revenues with $1,320,348 in costs of services and gross profit of $1,979,580 for the year ended December 31, 2013.  For the year ended December 31, 2012, we recorded $3,459,231 in net revenues with $1,468,731 in costs of services and gross profit of $1,990,500.  Revenue was down in 2013 due to multiple factors.  We faced new competition in the McAllen and Florida locations resulting in lower case volume in 2013.  Additionally in 2013, because of the low returns we have experienced on cases of patients with minimal insurance coverage limits, our affiliated diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

We recognize revenue by reference to “net revenue,” which is gross amounts billed using CPT (Current Procedural Terminology) codes less account discounts that are expected to result when individual cases are ultimately settled.  A discount rate of 52%, based on settled patient cases, was used to determine net revenue during 2013 and 2012, respectively. Accordingly, we had gross revenues of $6,695,289 with net revenues of $3,299,928 for the year ended December 31, 2013, versus gross revenues of $7,865,542 with net revenues of $3,459,231 for the year ended December 31, 2012.

During the year ended December 31, 2013, our operations focused on continued development of our spine injury diagnostic business, coupled with the commercial development of our Quad Video Halo for sale to healthcare providers.  We incurred charges in redesigning some of the equipment plus marketing costs for personnel and trade shows.  During the year ended December 31, 2012, our operations focused on continued development of our spine injury diagnostic centers in Houston, McAllen, Tampa, Orlando, and Jacksonville.

Expenses

For the year ended December 31, 2013 versus 2012:

Operating, general and administrative expenses for the year ended December 31, 2013, were $2,270,230 as compared to $1,898,925 for the year ended December 31, 2012. The increase in operating expenses was primarily the result of additional overhead associated with opening new centers coupled with increased personnel staffing, bad debt provision, consulting costs and marketing costs for the Quad Video Halo.  We increased the allowance for doubtful accounts as the age of the receivables is increasing.

Other income (expenses) for the year ended December 31, 2013 was an expense of $335,421 as compared to expense of $521,793 for the year ended December 31, 2012. For the year ended December 31, 2013, other income of $25,562 and gain on extinguishment of debt of $60,179 was offset by $421,162 in interest expense. For the same period in 2012, other income of $33,436 and gain on extinguishment of debt of $95,568 was offset by $324,147 of interest expense and a litigation settlement expense of $326,650.

Net Income or Loss

For the year ended December 31, 2013 versus 2012:

Net loss for the year ended December 31, 2013 was $626,071 compared to net loss of $430,218 for the year ended December 31, 2012.  Lower revenue, coupled with additional personnel and non-cash charges (interest costs for stock options and stock warrants, consulting, and bad debt expense) resulted in net loss increasing in 2013 from 2012.

Liquidity and Capital Resources

For the year ended December 31, 2013 versus 2012:

During 2013, cash generated in operating activities was $184,145 as compared to $566,227 of cash used in 2012.  The decrease in cash used in operations was due to the increased collections of our spine injury diagnostic centers, partially offset by increased personnel costs.  Our settlement collections totaled $3,021,289 in 2013 compared to $2,597,000 in 2012.

During the year ended December 31, 2013 we purchased Quad Video Halo equipment totaling $9,354 versus a purchase of similar equipment of $5,000, resulting in cash used in investing activities, for the year ended December 31, 2012.

Cash flows used by financing activities totaled $505,000 for the year ended December 31, 2013, consisting of a payment  of long term debt and warrants of $350,000, and repayments on related notes payable of $155,000. For the year ended December 31, 2012, cash flows provided by financing activities totaled $1,534,400, consisting of proceeds from issuance of long term debt and warrants of $1,550,000 and proceeds from related party notes payable of $296,300, offset by repayments on related notes payable of $311,900.

Capital Expenditures

We purchased a Quad Video Halo system at a cost of $9,354 in the year ended December 31, 2013.  During the year ended December 31, 2012, we purchased a Quad Video camera system at a cost of $5,000.  Both machines were used in the development of our latest 3.0 version of the Quad Video Halo.

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

Critical Accounting Policies

In Note 3 to the audited financial statements for the years ended December 31, 2013 and 2012 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

Preparation of Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Accounting Standards Updates

In Note 3 to the audited financial statements for the years ended December 31, 2013 and 2012 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, we have been able to reduce our deficit, and our accumulated deficit is $13,644,433 as of December 31, 2013. During the year ended December 31, 2013, we realized net revenue of $3,299,928 and a net loss of $626,071. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2014. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2013 and 2012 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Pain Management, Inc.:

We have audited the accompanying balance sheets of Spine Pain Management, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spine Pain Management, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $13,644,433 and working capital of $2,726,841 as of December 31, 2013.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Spine Pain Management, Inc.'s internal control over financial reporting as of December 31, 2013 and 2012 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, LLP Houston, Texas March 31, 2014

SPINE PAIN MANAGEMENT, INC.
BALANCE SHEETS
December 31, 2013 and 2012

ASSETS	2013	2012

Current assets:
Cash	$687,549	$1,017,755
Accounts receivable, net	2,663,652	3,209,191
Prepaid expenses	116,314	257,684
Other assets	-	55,786

Total current assets	3,467,515	4,540,416

Accounts receivable, net of allowance for doubtful accounts of $352,615 and $52,628, respectively	3,642,864	3,287,552
Intangible assets, net	197,200	215,200
Other assets	15,770	10,417

Total assets	$7,323,349	$8,053,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$76,381	$183,950
Due to related parties	164,293	352,909
Current portion of long-term debt, net	500,000	371,088

Total current liabilities	740,674	907,947

Long-term debt, including convertible note payable and secured note payable, net	995,723	1,332,365

Total liabilities	1,736,397	2,240,312

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 18,715,882 and 18,415,882 shares issued and outstanding at December 31, 2013 and 2012, respectively	18,716	18,416
Additional paid-in capital	19,212,669	18,813,219
Accumulated deficit	(13,644,433)	(13,018,362)

Total stockholders’ equity	5,586,952	5,813,273

Total liabilities and stockholders' equity	$7,323,349	$8,053,585

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012

	2013	2012

Net revenue	$3,299,928	$3,459,231

Cost of providing services, including amounts billed by a related party of $719,270 and $761,832 during the years ended December 31, 2013 and 2012, respectively	1,320,348	1,468,731

Gross profit	1,979,580	1,990,500

Operating, general and administrative expenses	2,270,230	1,898,925

Income from operations	(290,650)	91,575

Other income and (expense):
Other income	25,562	33,436
Gain from debt extinguishment	60,179	95,568
Interest expense	(421,162)	(324,147)
Litigation settlement expense	-	(326,650)

Total other income and (expense)	(335,421)	(521,793)

Net loss	$(626,071)	$(430,218)

Net loss income per common share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

Shares used in (loss) income per common share:
Basic	18,507,936	17,956,615
Diluted	18,507,936	17,956,615

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2011	17,088,396	17,088	16,318,083	(12,588,144)	3,747,027

Issuance of common stock for debt conversions	557,486	558	1,019,642	-	1,020,200
Issuance of common stock for acquisition of assets of Gleric Holdings, LLC (See Note 4)	170,000	170	231,030	-	231,200
Issuance of common stock options for compensation of officers and directors	-	-	300,000	-	300,000
Issuance of common stock for consulting services	365,000	365	358,735	-	359,100
Issuance of common stock in settlement of legal dispute	235,000	235	326,415	-	326,650
Detachable warrants issued with convertible debt	-	-	46,716	-	46,716
Detachable warrants issued with secured note payable	-	-	212,598	-	212,598
Net loss				(430,218)
Balances, December 31, 2012	18,415,882	$18,416	$18,813,219	$(13,018,362)	$5,813,273

Issuance of common stock options for compensation of officers	-	-	288,000	-	288,000
Issuance of common stock for consulting services	300,000	300	95,700	-	96,000
Detachable warrants issued with convertible debt	-	-	15,750	-	15,750
Net loss	-	-	-	(626,071)	(626,071)

Balances, December 31, 2013	18,715,882	$18,716	$19,212,669	$(13,644,433)	5,586,952

The accompanying notes are an integral part of the financial statements.

SPINE PAIN MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss income	$(626,071)	$(430,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	460,000	240,000
Gain from debt extinguishment	(60,179)	(95,568)
Interest expense related to warrant amortization	100,448	168,408
Accretion of debt discount on long term debt	113,358	41,679
Stock based compensation	516,666	474,084
Common stock issued in settlement of litigation	-	326,650
Depreciation and amortization expense	22,000	10,583
Changes in operating assets and liabilities:
Accounts receivable, net	(269,774)	(905,627)
Related party receivable	-	163,703
Prepaid expenses and other assets	8,703	26,416
Due to related party	(33,616)	57,810
Accounts payable and accrued liabilities	(47,390)	(644,147)
Net cash provided by ( used) in operating activities	184,145	(566,227)

Cash flows from investing activities:
Purchase of equipment	(9,351)	(5,000)

Net cash used in investing activities	(9,351)	(5,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and warrants		1,550,000
Repayments of long-term debt	(350,000)
Proceeds from related party notes payable	-	296,300
Repayments on related party notes payable	(155,000)	(311,900)

Net cash (used in) provided by financing activities	(505,000)	1,534,400

Net (decrease) increase in cash and cash equivalents	(330,206)	963,173

Cash and cash equivalents at beginning of period	1,017,755	54,582

Cash and cash equivalents at end of period	$687,549	$1,017,755

Supplementary disclosure of cash flow information:
Interest paid	$207,356	$114,059
Taxes paid	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Common stock issued to acquire Gleric Holdings, LLC	$-	$231,200
Common stock issued in conversion of related party payable	$-	$1,020,200

The accompanying notes are an integral part of the financial statements.

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., (the “Company,” “we” or “us”) formerly known as Versa Card, Inc., was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development. In November 2009, we changed our name from Versa Card, Inc. to Spine Pain Management, Inc. and our trading symbol from "IGLB" to "SPIN."

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

We are a medical services and technology company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents. We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers that provide necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents. Our  management services help reduce the financial burden on healthcare providers that provide patients with early-stage diagnostic testing and non-invasive surgical care, preventing many patients from being unnecessarily delayed or inhibited from obtaining needed treatment.

Through our management system, we affiliate with spine surgeons, orthopedic surgeons and other healthcare providers who diagnose and treat patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and the doctors are paid a fixed rate for the medical procedures they performed. After a patient is billed for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

The clinic facilities where the spine injury diagnostic centers operate are owned or leased by third parties. We have no ownership interest in these clinic facilities and have no responsibilities towards building or operating the clinic facilities.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $13,644,433 as of December 31, 2013.  During the year ended December 31, 2013, we realized net revenue of $3,299,928 and a net loss of $626,071. Successful business operations and our transition to sustained positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2013. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilties, and notes payable as reflected in the financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the assets on the balance sheet. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  At December 31, 2013 and 2012, no impairment to the asset was determined to have occurred.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $352,615 and $52,628, at December 31, 2013 and 2012, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our statements of income.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  We recognized stock based compensation cost of $516,666 and $474,084 during 2013 and 2012, respectively.

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

Uncertain Tax Positions

Accounting Standards Codification “ASC” Topic 740-10-25 defines the minimum threshold a tax position is required to meet before being recognized in the financial statements as “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

We have not made any provision for federal and state income tax liabilities or interest and penalties that may result from this uncertainty that arose as a result of filing U.S. federal and applicable state tax returns in 2010 related to tax years 2004 to 2009.  The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (including applicable states). Because U.S. federal and applicable state tax returns for years 2004 to 2009 were filed in 2010, management believes that all these years of returns will remain subject to audit until 2013.

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

Net Income/Loss per Share

Basic and diluted net income/loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During year ended December 31, 2013 and 2012, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the statement of operations, because all such securities were anti-dilutive. The net income per share is calculated by dividing the net income by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2012-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides an improvement on the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by component either on the income statement or in the notes to the financial statements. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2012. Early adoption is permitted.  The adoption of ASU 2012-02 did not  have a significant impact on the financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangible - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines it is more likely than not that its fair value is less than its carrying value. ASU No. 2013-02 is effective for annual periods beginning after September 15, 2012.    The adoption of ASU 2012-02 did not have a significant impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2012-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The amendments under ASU No. 2012-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods.  The adoption of ASU 2011-11 did not have a significant impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance now requires the company to present the components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether the company chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  ASU No. 2012-05 is effective retrospectively for fiscal years and interim reporting periods within these years beginning after December 15, 2011, with early adoption permitted. We adopted the pronouncement, on January 1, 2012, and it had no significant impact on our financial statements.

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
$231,200

During the year ended December 31, 2013 and 2012, we recorded amortization expense of $18,000 and $9,000 related to the non-compete agreements for both parties included in the Gleric acquisition.

NOTE 5.  ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition,” which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We assist certain spine injury diagnostic centers where affiliated  healthcare providers perform medical services for patients. Healthcare providers are paid a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. The patients are billed the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52% based on settled patient cases, was used to reduce revenue to 48% of CPT code billings (“gross revenue”) during 2013 and 2012, respectively.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2013, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of December 31, 2013 and 2012 that 40% and 49% of cases will be subject to a settlement or judgment within one year of a medical procedure.

We take the following steps to establish an arrangement among all parties and facilitate collection upon settlement or final judgment of cases:

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

•
Most of the patients who received medical services at the affiliated diagnostic centers have already have received two to four months of conservative treatment. The treating doctor then typically refers the patient to one of our affiliated healthcare providers for an evaluation of continuing symptoms.  Appropriate, reasonable, and necessary treatment programs are ordered by the affiliate doctor.

Accounts Receivable Factoring

During the year ended December 31, 2013 the company did not enter into any factoring agreements. During the year ended December 31, 2012, we factored $17,165 of gross receivables to a third party (the “factor”) for cash consideration of  $5,150  respectively, or 30% of the gross receivable.  In the event the factor does not receive at least 30% of the gross receivable purchased, we will transfer additional accounts receivable to the factor at no charge until the factor collects monies in the aggregate of the original gross receivables purchased.  At December 31, 2013, factored gross receivables totaling $65,582 remained subject to the provisions of the factoring terms noted above from accounts receivable factored during 2011.

NOTE 6.  DUE TO RELATED PARTIES

Due to related parties consists of the following at December 31:

	2013	2012

Due to Northshore Orthopedics Associates	$10,406	$4,400
Due to Chief Executive Officer	135,699	290,699
Due to Spine Injury Physicians (formerly Wellness Works LLC)	18,188	57,810
	$164,293	$352,909

Amounts due to Northshore Orthopedics, Assoc. (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. We used the amounts received to meet our working capital requirements (see Note 9).

Amounts due to Spine Injury Physicians (“SIP”), a company owned by our Chief Technology Officer formerly known as  Wellness Works, LLC) are non-interest bearing and are due by the 15th of the month following the month in which they were billed. See Note 9 for further information on the amounts due to SIP.

NOTE 7.  NOTES PAYABLE AND LONG TERM DEBT

Debentures and third party note payable

In June 2013, we renewed a $50,000, 10% debenture originally due June 30, 2013 to a maturity date of June 30, 2015 in exchange for 50,000 warrants at $0.45 per share.  Interest is payable quarterly and the full principal amount is due upon maturity.  In June 2013, we also extended the maturity date of a $50,000 third party note originally due March 9, 2015 for two additional years maturing March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share.

The weighted-average estimated fair value of the 100,000 warrants issued was $0.21 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	89.5%
Risk-free interest rate	0.31%
Expected life	2 years
Dividend yield	0%

During the twelve months ended December 31, 2013 and 2012, we recorded $44,662 and $56,808 in interest expense, respectively, related to the amortization of warrants associated with the debentures and third party note.  In June 2013, we repaid debentures totaling $350,000, based on the stated contractual terms.

Convertible and secured notes payable

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year which matures on March 27, 2014. This note provides for six quarterly payments of interest commencing on September 27, 2012, and continuing thereafter on December 27, March 27, June 27, and September 27 throughout the term of the promissory note.  On the maturity date, a balloon payment of the entire outstanding principal plus any accrued but unpaid interest is due. Under the terms of the convertible note, the holder received a detachable warrant to purchase 69,445 shares of our common stock at the price of $1.80 per share that expires on June 27, 2014.  The holder of the note also has the right to convert into common stock, at $1.50 per share, up to 50% of the principal amount after twelve months and up to 100% of the principal amount after fifteen months from the original issue date.  This note was extended for one year on February 6, 2014 with the same provisions for quarterly interest payments with the note now maturing March 27, 2015.  As consideration for the extension, we issued another 69,445 warrants to purchase our common stock for $0.43 that expire on February 6, 2015.  The holder of the note continues to retain the right to convert the debt at $1.50 per share for the additional twelve months.

On August 29, 2012, we issued a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that expires on August 29, 2015.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

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

The weighted-average estimated fair value of the 69,445 and 333,333 warrants issued with the convertible and secured notes, respectively was $0.62 and $0.81 per share, respectively, using the Black-Sholes pricing model with the following assumptions:

	Convertible	Secured
Description	Note	Note

Expected volatility	128%	133%
Risk-free interest rate	0.31%	0.36%
Expected life	2 years	3 years
Dividend yield	0%	0%

The following table provides an analysis of activity related to the convertible and secured notes for the year ended December 31, 2013:

	Convertible	Secured
Description	Note	Note
Proceeds received on issuance of notes in 2012	$500,000	$1,000,000
Discount allocated to warrants	(46,716)	(212,598)
Note balances after discount	453,284	787,402
Accretion of discount to interest expense	35,037	120,000
Note balances at December 31, 2013	$488,321	$907,402
Total allocated to additional paid in capital	$46,716	$212,598
Unamortized discount at December 31, 2013	$11,679	$92,598
Contractual interest expense for 12 months ended at December 31, 2013	$60,000	$120,000
Effective interest rate on notes	19.0%	24.0%

The following table provides an analysis of activity related to the convertible and secured notes for the year ended December 31, 2012:

	Convertible	Secured
Description	Note	Note
Proceeds received on issuance of notes in 2012	$500,000	$1,000,000
Discount allocated to warrants	(46,716)	(212,598)
Note balances after discount	453,284	787,402
Accretion of discount to interest expense	11,679	30,000
Note balances at December 31, 2012	$464,963	$817,402
Total allocated to additional paid in capital	$46,716	$212,598
Unamortized discount at December 31, 2012	$35,037	$182,598
Contractual interest expense for 12 months ended at December 31, 2012	$30,000	$40,000
Effective interest rate on notes	17.3%	19.1%

The following table provides a listing of the future maturities of long-term debt at December 31, 2013. (See note above  about convertible note extension)

	Contractual	Principal
	Amounts	Amounts
Year	Due	Due
2014	$500,000	$500,000
2015	1,050,000	945,723
2016	-	-
2017	50,000	50,000
Total	$1,600,000	$1,495,723

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2013 and 2012, we issued common stock to compensate officers, employees, directors and outside professionals, to make an acquisition and to settle a lawsuit. The stock issuances were valued based on the quoted market price of our common stock on the respective measurement dates. Following is an analysis of common stock issuances during the years ended December 31, 2013 and 2012:

In February 2012, we converted $1,020,200 of outstanding debt to Northshore Orthopedics into 557,486 shares of common stock valued at $1.83 per share. See Note 9.

In May 2012, we issued 170,000 shares of common stock valued at $1.36 per share to acquire Gleric Holdings, LLC.  See Note 4.

In May 2012, we entered into a Settlement Agreement and Mutual General Release with James McKay and Celebrity Foods, Inc., which agreement settled and released all parties from claims in connection with the lawsuit originally filed on January 19, 2010 in the United States District Court, Eastern District of Pennsylvania.  The terms of the agreement provide that Mr. McKay and Celebrity Foods will retain an aggregate of 448,000 shares of stock and be issued an aggregate of 135,000 additional restricted shares at $1.39 per share.  All of the shares retained by and issued to Mr. McKay and Celebrity Foods are subject to a leak-out provision.  We also agreed to pay certain attorney’s fees which included the issuance of 100,000 restricted shares valued at $1.39 per share of common stock to the attorney of Mr. McKay and Celebrity Foods, which shares are also subject to certain trading restrictions.

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

In September 2013, we issued an aggregate of 300,000 restricted shares of common stock, valued at $0.32 per share, in connection with the engagement of a business development consult

Warrants

The following summarizes outstanding warrants and their respective exercise prices at December 31, 2013:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Warrants	Price	Expiration	Term (in years)
Warrants issued for loan extension	100,000	$.45	Jun 2015	1.5
Series D Warrants	200,000	$1.00	Dec 2014	1
Series D Warrants	200,000	$1.00	Mar 2015	1.3
Convertible Note Warrants	69,445	$1.80	Sep 2014	.5
Secured Note Warrants	333,333	$1.60	Aug 2015	1.7
	902,778

We currently have four series of outstanding warrants.  Series B and Series C warrants were issued with the debentures that we sold to five investors during 2012 and 2010 and have expired.  We issued 100,000 warrants in connection with the renewal of a third party note payable and debenture as described further in Note 7.

During 2012, as described in Note 7, we issued two warrants to investors (1) to purchase 69,445 shares of common stock in conjunction with the convertible note payable and (2) to purchase 333,333 shares of common stock in conjunction with the secured note payable.

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

The fair value of the Series D warrants issued in 2011 was $279,000 and was recorded as a debt issuance cost asset which was amortized through June 13, 2013.  The unamortized portion of the debt issuance cost asset is $0 at December 31, 2013.  Interest expense related to these Series D warrants issued in 2011 of $55,786 and $111,600 was recognized in the Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

A summary of the warrant activity for the years ended December 31, 2013 and 2012 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-the-Money)

Outstanding and exercisable at December 31, 2011	800,000	$1.88	2.3	$-

Warrants issued with long-term notes payable	402,778	$1.63	2.5	$-

Warrants expired (Series A)	(200,000)	$-	-	$-

Outstanding and exerciseable at December 31, 2012	1,002,778	$1.85	2.0

Warrants issued with long-tern Notes payable	100,000	$.45	1.0	$45,000

Warrants expired (Series B and C)	(200,000)

Outstanding and exerciseable at December 31, 2013	902,778	$1.39	1.2

Stock Options

The Company recognizes compensation expense related to stock options in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, has measured the share-based compensation expense for stock options granted during the years ended December 31, 2013 and 2012 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

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

Expected volatility	136.00%
Risk-free interest rate	0.40%
Expected life	3 years
Dividend yield	0%

On December 1, 2012, we issued 600,000 stock options to officers as follows:

•
Options to purchase up to a total of 600,000 shares of common stock were granted to three officers as they each were given employment agreements which included the right to purchase 200,000 shares of common stock at the price of $0.54 per share for the next two years. These options vest evenly every six months over the first two years of the five-year life of the options. The weighted-average estimated fair value of the stock options granted was $0.46 per share using the Black-Scholes model with the following assumptions:

Expected volatility	130.21%
Risk-free interest rate	0.61%
Expected life	5 years
Dividend yield	0%

There were no options granted or forfeited for the year ended December 31, 2013.

Details of stock option activity for the years ended December 31, 2013 and 2012 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2011	875,000	$0.77	3.2	$-

Options granted	750,000	$0.66	4.4	$-
Options forfeited	(225,000)	$0.77	-	$-

Outstanding at December 31, 2012	1,400,000	$0.71	3.8	$-

Options granted	-	$-	-	$-
Options forfeited	-	-	-	-

Outstanding at December 31, 2013	1,400,000	$0.71	2.8	$-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2013:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Options	Price	Expiration	Term (in years)

Directors Options	50,000	$0.77	Jun 2014	.4
Officers Options	600,000	$0.77	Jun 2016	2.4
Directors Options	150,000	$1.15	Jun 2015	1.5
Officers Options	600,000	$0.54	Dec 2017	3.9

	1,400,000

No options were granted or forfeited for the year ended December 31, 2013.  The fair value of the options granted during the years ended December 31, 2012 was $408,000.  We recorded $288,000 and $300,000 in compensation expense in operating, general and administrative expenses in the Statements of Operations for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $194,110 of total unrecognized compensation expense related to non-vested stock option awards. The remaining $194,110 in compensation expense will be recognized during the year ended December 31, 2014.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2013 and 2012, we had balances payable to NSO of $10,406 and $4,400, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.  In February 2012, a $1,020,200 outstanding NSO balance payable was converted to stock at the price of $1.83 per share, which was the closing market price on February 17, 2012. This resulted in the issuance of 557,486 restricted shares of common stock.

As shown in Note 6, at December 31, 2013 and 2012, we had balances of $135,699 and $290,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 6, we have an agreement with Spine Injury Physicians, (formerly Wellness Works LLC) a company 100% owned by Eric Groteke, D.C., who became our Chief Technology Officer in May 2012 (See Note 4), to provide medical services as our independent contractor in Florida. SIP is paid for services on a monthly basis dependent upon the services provided.  At December 31, 2013 and 2012, $18,188 and $57,810 respectively, was owed to SIP.  For the year ended December 31, 2013, SIP billed us $352,302 as a third-party for service costs.  For the year ended December 31, 2012, Wellness billed us for service costs in the amount of $459,532 as a related party and $296,299 as a third-party.

Note Receivable from a Related Party

We entered into the 6% promissory note with a major stockholder (a beneficial owner of over 5% of our common stock) on June 30, 2012, as part of a transaction where we recorded a liability for legal expenses that arose in 2008-2010 for which the stockholder and we were held jointly and severally liable.  In September 2012, the legal expenses were settled with the law firm for a $200,000 cash payment.  During the year ended December 31, 2012 we wrote off the promissory note with the shareholder and realized a net credit to other income of approximately $66,000.

NOTE 10.  INCOME TAXES

We have not made provision for income taxes for the years ended December 31, 2013 or 2012, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at December 31:

	2013	2012

Benefit from net operating loss carryforwards	$2,041,083	$2,279,261

Allowance for doubtful accounts	119,889	-

Less: valuation allowance	(2,160,972)	(2,279,261)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently more likely than not that we will realize a deferred income tax assets of approximately $2,160,972 and $2,279,261 attributable to the future utilization of the approximate $6,003,185 and $7,043,430 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2013 and December 31, 2012 respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations, to the expected amount at the 34% federal statutory rate:

	2013	2012

Income tax benefit at the 34% statutory rate	$212,864	$146,274
Effect of state income taxes	18,782	12,906
Non-deductible interest expense	(53,726)	(98,487)
Non-deductible wage expense	(97,920)	-
Expiration and adjustment of net operating loss carryforwards available	(186,706)	-
Non-deductible meals and entertainment	(11,563)	-
Less change in valuation allowance	118,269	(60,693)

Income tax (provision) benefit	$-	$-

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based on this evaluation, our management concluded that, as of December 31, 2013, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	71	Chief Executive Officer, President and Director
John Bergeron	57	Chief Financial Officer and Director
Jerry Bratton	61	Director
Franklin Rose, M.D.	62	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2013, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2013.

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

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we mailed to stockholders on or around May 1, 2013 for our Annual Meeting held May 30, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2013 and 2012 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2013	96,000	-	-	144,000	(1)	-	-	-	240,000
CEO and President	2012	81,231	-	-	144,000	(1)	-	-	-	225,231

John Bergeron	2013	90,000	-		48,000-		-	-		138,000
CFO	2012	67,734	-		-		-			67,734

(1)
On June 6, 2011, we granted Dr. Donovan stock options to purchase 600,000 shares of common stock at an exercise price of $0.77 per share.  We granted the options as consideration for his employment as Chief Executive Officer and President.  The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options.  The fair value of the options was $432,000, of which $144,000 and $144,000 in compensation expense was recognized in the Statement of Operations for the years ended December 31, 2013 and December 31, 2012, respectively. (See Note 8 of the accompanying financial statements)

(2)
On November 30, 2012 we issued 200,000 unvested stock options to purchase shares of common stock at an exercise price of $0.61 per share.  The stock options will expire on December 1, 2017, and 50,000 of the stock options will vest and become exercisable every six months during the term of the agreement.  If at any time during the term of the agreement Mr. Bergeron’s employment with us should end, all unvested stock options will be relinquished.

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

On November 30, 2012, we entered into a new employment agreement with John Bergeron, our Chief Financial Officer. His previous employment agreement expired on September 30, 2012. The terms of the new employment agreement include (i) a two-year term beginning on December 1, 2012, (ii) an annual salary of $90,000, and (iii) 200,000 unvested stock options to purchase shares of common stock at an exercise price of $0.54 per share. The stock options will expire on December 1, 2017, and 50,000 of the stock options will vest and become exercisable every six months during the term of the agreement. If at any time during the term of the agreement Mr. Bergeron’s employment with us should end, all unvested stock options will be relinquished.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William F. Donovan, M.D.	450,000	(1)	100,000	-	0.77	06/06/2016
John R. Bergeron (3)	100,000	(2)	100,000	-	0.54	12/01/2017

(1)
On June 6, 2011, we granted Dr. Donovan stock options to purchase 600,000 shares of common stock at an exercise price of $0.77 per share.  We granted the options as consideration for his employment as Chief Executive Officer and President.  The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options.  Dr. Donovan exercised 50,000 of the options on September 9, 2012.

(2)
On November 30, 2012, we granted Mr. Bergeron stock options to purchase 200,000 shares of common stock at an exercise price of $0.54 per share.  We granted the options as consideration for his employment as Chief Financial Officer.  The options vest and become exercisable in four six month periods for the first two years of the five-year life of the options.

(3)
In addition to the options detailed in the table, Mr. Bergeron also holds certain option that we granted to him as consideration for serving on the Board of Directors, including stock options to purchase 25,000 shares of common stock at an exercise price of $1.15 per share that expire in June 2015 and stock options to purchase 25,000 shares of common stock at an exercise price of $0.77 per share that expire in June 2014.

Compensation of Directors

In May 2013, we adopted a new director compensation policy pursuant to which each outside Board member will receive a director fee of $300 for each Board or committee meeting that he attends.  If multiple Board or committee meetings are held in immediate succession, only one director fee will be paid to attending Board members, and Board members will receive no compensation for written consents to action.  Board members that are also officers of the Company will not receive director fees for attendance of meetings.  Compensation to directors during the year ended December 31, 2013 was as follows:

Summary Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Bergeron	-	-	-	-	-	-	0
Jerry Bratton	600	-	-	-	-	-	600
William Donovan, M.D.	-	-	-	-	-	-	-
Franklin Rose, M.D.	-	-	-	-	-	-	-
William Lawrence (1)	600	-	-	-	-	-	600

(1)	On January 22, 2014, Mr. Lawrence, a member of our Board of Directors, resigned from the Board for personal reasons.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 25, 2014 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our named executive officers and directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of March 21, 2014, there were 18,715,882 shares of common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	4,229,427	(2)	22.01%
Franklin A. Rose, M.D. (1)	200,000	(3)	1.07%
John Bergeron (1)	310,000	(4)	1.64%
Jerry Bratton (1)	1,606,100	(5)	8.56%
All Directors and named executive officers as a group (4 persons)	6,345,527		32.64%

(1)	The named individual is one of our executive officers or directors. Our business address is 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

(2)
Includes 557,486 shares of common stock held indirectly through NorthShore Orthopedics, Assoc. (of which Dr. Donovan is the sole shareholder and has voting and investment control) and 3,171,941 shares held directly by Dr. Donovan.  Also includes 500,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(3)	Includes 175,000 shares of common stock and 25,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(4)	Includes 160,000 shares of common stock and 150,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(5)
Includes 1,556,100 shares of common stock held by Mr. Bratton, of which Mr. Bratton has sole voting power of 320,000 shares and shared voting power with his spouse of 1,236,100 shares.  Also includes 50,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2013:

Plan Category	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	--	--	--
Equity compensation plans not approved by our stockholders (1)	600,000 150,000 600,000	0.77 1.15 0.54	--
Total	1,350,000	0.71	--

(1)
Consists of common shares to be issued upon exercise of outstanding stock options as follows:
• In June 2011, we granted three of our Directors stock options to purchase a total of 75,000 shares of common stock at an exercise price of $0.77 per share.  The three-year options vested and became exercisable immediately.  A total of 50,000 of these options remain unexercised.
• In June 2011, we granted our CEO stock options to purchase a total of 600,000 shares of common stock at an exercise price of $0.77 per share.  The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options.  A total of 550,000 of these options remain outstanding and unexercised
• In June 2012, we granted five of our Directors stock options to purchase a total of 150,000 shares of common stock at an exercise price of $1.15 per share. The three-year options vested and became exercisable immediately.
• In November 2012, we granted three of our employees stock options to purchase 600,000 shares of common stock at an exercise price of $.54 per share.  The five year options vest every six months at 50,000 options per period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. ("NSO"), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2013 and 2012, we had balances payable to NSO of $10,406 and $4,400, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement. In February 2012, however, NSO agreed to convert into common stock $1,020,200 of outstanding debt at the price of $1.83 per share, which was the closing market price on Friday, February 17, 2012.  This resulted in us issuing to NSO 557,486 restricted shares of common stock on February 28, 2012.

Additionally, as shown in Note 6 of the accompanying financial statements, at December 31, 2013 and 2012, we had balances of $135,699 and $290,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of us. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees(1)	$62,317	$82,216
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-
Total Fees	$62,3176	$82,216

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2013 and 2012, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	Amendment to Employment Agreement with William F. Donovan, M.D. dated February 16, 2012 (Incorporated by reference from Form 8-K filed with the SEC on February 21, 2013) *

10.2	Employment Agreement with John Bergeron dated November 30, 2012 (Incorporated by reference from Form 8-K filed with the SEC on December 13, 2013) *

14.1	Code of Ethics (Incorporated by reference from our website. It can be found at: www.spinepaininc.com/investor-information) *

21.1	Subsidiaries

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

Spine Pain Management, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 31, 2014
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 31, 2014
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 31, 2014
Jerry Bratton	Director

/s/ Franklin Rose, M.D.		March 31, 2014
Franklin Rose, M.D.	Director