Form 10-Q
period 2014-03-31
Spine Pain Management, Inc
filed 2014-05-15
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2014.

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

As of May 14, 2014, there were 18,715,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Pain Management, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE PAIN MANAGEMENT, INC.
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2014	2013
ASSETS	(Unaudited)

Current assets:
Cash	$618,551	$687,549
Accounts receivable, net	2,530,316	2,663,652
Prepaid expenses	91,983	116,314

Total current assets	3,240,850	3,467,515

Accounts receivable, net of allowance for doubtful accounts of $362,970 and $352,615 at March 31, 2014 and December 31, 2013, respectively	3,432,505	3,642,864
Intangible assets, net	192,700	197,200
Other assets	19,163	15,770

Total assets	$6,885,218	$7,323,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$64,400	$76,381
Due to related parties	96,431	164,293
Current portion of notes payable and long-term debt, net	500,000	500,000

Total current liabilities	660,831	740,674

Notes payable and long-term debt, net of discount	1,029,902	995,723

Total liabilities	1,690,733	1,736,397

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 18,715,882 shares issued and outstanding at March 31, 2014 and December 31, 2013	18,716	18,716
Additional paid-in capital	19,300,489	19,212,669
Accumulated deficit	(14,124,720)	(13,644,433)

Total stockholders' equity	5,194,485	5,586,952

Total liabilities and stockholders’ equity	$6,885,218	$7,323,349

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2014	2013

Net revenue	$334,688	$1,043,201
Cost of providing services, including amounts billed by a related party of $44,263 and $171,756 during the three months ended March 31, 2014 and 2013, respectively	145,152	386,761

Gross profit	189,536	656,440

Operating, general and administrative expenses	579,073	490,692

Income (loss) from operations	(389,537)	165,748

Other income and (expense):
Other income	6,748	7,092
Interest expense	(97,498)	(126,871)

Total other income and (expense)	(90,750)	(119,779)

Net (loss) income	$(480,287)	$45,969

Basic (loss) income per common share	(0.03)	$0.00
Diluted (loss) income per common share	(0.03)	$0.00

Shares used in income per common share:
Basic	18,715,882	18,415,882
Diluted	18,715,882	18,415,882

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
Cash flows from operating activities:
Net income	$(480,287)	$45,969
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	60,000	60,000
Interest expense related to warrant amortization	15,820	42,282
Stock based compensation	127,444	124,500
Accretion of debt discount on long term debt	20,985	28,339
Depreciation and amortization expense	5,900	5,500
Changes in operating assets and liabilities:
Accounts receivable, net	283,695	(405,945)
Prepaid expenses	(17,919)	(3,208)
Due to related party	(22,862)	8,467
Accounts payable and accrued liabilities	(11,981)	32,148

Net cash used in operating activities	(19,205)	(61,948)

Cash flows from investing activities
Purchase of equipment	(4,793)	-

Net cash used in investing activities	(4,793)	-

Cash flows from financing activities:
Repayments on related party notes payable	(45,000)	(45,000)

Net cash (used in) provided by financing activities	(45,000)	(45,000)

Net (decrease) increase in cash and cash equivalents	(68,998)	(106,948)

Cash and cash equivalents at beginning of period	687,549	1,017,755

Cash and cash equivalents at end of period	$618,551	$910,807

Supplementary disclosure of cash flow information:
Interest paid	$47,500	$56,250
Taxes paid	-	-

The accompanying notes are an integral part of the unaudited condensed financial statements

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management, Inc. (formerly known as Versa Card, Inc.) was incorporated under the laws of Delaware on March 4, 1998.

Since inception, we have engaged in and contemplated several ventures and acquisitions, many of which were not consummated.  In December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries.  Our first spine injury diagnostic center opened in Houston, Texas in August 2009.  We currently manage a total of two spine injury diagnostic centers in the United States. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the country.

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

We currently manage two spine injury diagnostic centers in the United States, which are located in Houston, Texas and San Antonio, Texas. In January 2014 we made the decision to discontinue doing business in Florida and McAllen, Texas (see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate this future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

We own a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams.  During 2013 and continuing in 2014, we have refined the technology, through further research and development resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the plaintiff’s attorney to verify the treatment received.  We believe the video will expedite the settlement process.   Each of our affiliated centers can lease the hardware from us.  Additionally, upon regulatory approval, we anticipate independent medical representatives will sell Quad Video Halo units to outside hospitals and clinics.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $14,124,720 as of March 31, 2014. During the three months ended March 31, 2014, we realized net revenue of $334,688 and net loss of $480,287. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2015. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2013 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides an improvement on the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by component either on the income statement or in the notes to the financial statements. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted.  The adoption of ASU 2013-02 did not have a significant impact on the financial statements.

NOTE 4.  ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We manage certain spine injury diagnostic centers where  healthcare providers perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52%, based on settled patient cases, was used to reduce revenue to 48% of CPT code billings (“gross revenue”) during the three months ended March 31, 2014 and 2013.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2013, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of March 31, 2014 and 2013 that 40% and 49% of cases will be subject to a settlement or judgment within one year of a medical procedure.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•
Most of the patients who received medical services at the diagnostic centers have typically been previously referred to a doctor from a plaintiff’s attorney, who performed the initial two to four months of conservative treatment. The doctor then typically refers the patient to one of our healthcare providers for an evaluation because of continuing symptoms. Patients are only accepted if the initial referral was from a reputable plaintiff’s attorney with adequate experience in personal injury lawsuits. Before referring a patient, the attorney is expected to have evaluated the patient’s accident case, including the conditions that gave rise to the patient’s injuries and the extent and quality of general liability insurance held by the defendant. The attorney is also responsible for determining that a settlement favorable to the patient/plaintiff is expected.

NOTE 5.  DUE TO RELATED PARTIES

Due to related parties consists of the following:

	March 31,	December 31,
	2014	2013

Due to Northshore Orthopedics Associates	$5,732	$10,406

Due to Chief Executive Officer	90,699	135,699

Due to Spine Injury Physicians	-	18,188

	$96,431	$164,293

Amounts due to Northshore Orthopedics, Assoc. (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. Amounts due to Spine Injury Physicians (“SIP”, a company owned by our Chief Technology Officer) are non-interest bearing and are due by the 15th of the month following the month in which they were billed. See Note 7 for further information on the amounts due to SIP.

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Options

We recognized $72,000 and $72,000 in compensation expense in operating, general and administrative expenses in the Statements of Operations for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was approximately $122,110 of total unrecognized compensation expense related to non-vested stock option awards. The remaining $122,110 in compensation expense will be recognized at $72,000 per quarter with the final $122,110 being recognized in the last three quarters ending December 31, 2014.

NOTE 7. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., that provides medical services. As of March 31, 2014 and December 31, 2013, we had balances payable to NSO of $5,732 and $10,406, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As shown in Note 5, at March 31, 2014 and December 31, 2013, we had balances of $90,699 and $135,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 5, we had an agreement with SIP, a company 100% owned by Eric Groteke, D.C., who became our Chief Technology Officer on May 9, 2012, to provide medical services as our independent contractor in Florida. SIP is paid for services on a monthly basis dependent upon the services provided.  We discontinued this agreement at the end of 2013.  At March 31, 2014 and December 31, 2013, $0 and $18,188, respectively, was owed to SIP.

NOTE 8.  NOTES PAYABLE

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year which originally matured on March 27, 2014.  Interest only is due and payable quarterly with the principle balance and unpaid accrued interest due and payable on the maturity date in one lump sum payment.  The holder of the note has the right to convert into common stock, at $1.50 per share, up to 100% of the principal amount.  Under the original terms of the convertible note, the holder received a detachable warrant to purchase 69,445 shares of our common stock at the price of $1.80 per share that expires on June 27, 2014. This note was extended for one year on February 6, 2014 and now matures on March 27, 2015.  As consideration for the extension, we issued an additional 69,445 warrants to purchase our common stock for $0.43 that expire on February 6, 2015.

The weighted-average estimated fair value of the 69,445 warrants issued, on February 6, 2014 was $0.19 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	110%
Risk-free interest rate	0.13%
Expected life	1 year
Dividend yield	0%

NOTE 9.  INCOME TAXES

We have not made provision for income taxes for the three months ended March 31, 2014 or the year ended December 31, 2013, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at March 31, 2014 and December 31, 2013:

	March 31	December 31
	2014	2013

Benefit from net operating loss carryforwards	$2,156,945	$2,041,083

Allowance from doubtful accounts	123,409	119,889

Less: valuation allowance	(2,280,354)	(2,160,972)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,280,354 and $2,160,972 attributable to the future utilization of the approximate $6,343,957 and $6,003,185 in eligible net operating loss carryforwards as of March 31, 2014 and December 31, 2013, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations to the expected amount at the 34% federal statutory rate:

	Three Months Ended March 31,
	2014	2013

Income tax benefit (provision) at the 34% statutory rate	$163,298	$(15,629)
Effect of state income taxes	-	(1,379)
Non-deductible interest expense	(41,480)	(43,680)
Other	(2,436)	38,171
Less change in valuation allowance	(119,382)	22,517

Income tax (provision) benefit	$-	$-

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

Critical Accounting Policies

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2013 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides an improvement on the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by component either on the income statement or in the notes to the financial statements. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted.  The adoption of ASU 2014-02 did not to have a significant impact on the financial statements.

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

Results of Operations

The unaudited financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the periods ended March 31, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2013 as included in our previously filed report on Form 10-K.

As noted earlier in the description of the business in Note 1, we own a video recording system known as the Quad Video Halo System 2.0.  We have expended funds in this quarter for further development and marketing of this system.  We will continue to develop this product in the upcoming quarters.

Comparison of the three month period ended March 31, 2014 with the three month period ended March 31, 2013.

We recorded $657,931, in gross revenue for the three months ended March 31, 2014, offset by $323,243 of the expected settlement discount resulting in net revenue of $344,688.  For the same period in 2013, gross revenue was $2,102,929, offset by $1, 059,728 of standard allowance for discount, resulting in net revenue of $1, 043,201.  Revenue was negatively affected by lower case volume in 2013 due to multiple factors.  In January 2014 we made the decision to cease managing centers in Florida and terminated our affiliation with our healthcare provider in the state.  This decision was made due to the state’s difficult personal injury case environment, coupled with our Florida affiliate’s bankruptcy (the bankruptcy court has deemed the previously issued letters of protection we obtained through this affiliate will remain our property and should be unaffected by the bankruptcy). Also in January 2014, we made the decision to discontinue doing business in McAllen, Texas in connection with increased competition in the area.  We have no revenue from our Florida or McAllen affiliates for the three months ended March 31, 2014. During that period we only managed two spine injury diagnostic centers: Houston and San Antonio, Texas.  Revenues for the three months ended March 31, 2014 compared to the same period in 2013 were also negatively affected by other factors.  Our affiliated healthcare providers accepted fewer patient cases from certain attorneys whose cases had a history of low returns.  Further, because of the low returns we have experienced on cases of patients with minimal coverage limits, our diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

Service cost was $145,152 for the three months ended March 31, 2014 compared to $386,761 for the same period in 2013. The decrease in service cost is attributable to the lower case volume.

During the three months ended March 31, 2014, we incurred $579,073 of operating, general and administrative expenses compared with the $490,692 for the same period in 2013.  The increase is attributable to increases in quad video halo marketing expenses of approximately $61,000, consulting and professional fees of approximately $67,000, offset by lower travel expenses of approximately $15,000, investor relations expense of $12,000, and other net general and administrative expenses of approximately $13,000.

As a result of the foregoing, we had a net loss of $480,287 for the three months ended March 31, 2014, compared to $45,969 of net income for the three months ended March 31, 2013.

Liquidity and Capital Resources

For the three months ended March 31, 2014, cash used in operations was $19,205, which primarily included an increase in accounts receivable of $283,694, a decrease in accounts payable of $11,979, prepaid expense of $17,919, and due to related party of $22,862, partially offset by the net loss of $480,287.  For the same period in 2013, cash used in operations was $61,948, which primarily included an increase in accounts receivable of $405,945 and a decrease in accounts payable of $32,148, partially offset by net income of $45,969.

Cash used in investing activities for the three months ended March 31, 2014 included a purchase of equipment of $4,793 while there was no cash provided or used for the three months ended March 31, 2013.

Cash used in financing activities for the three months ended March 31, 2014 consisted of a repayment on related party payables in the amount of $45,000.  For the same period in 2013, we made a repayment on related party payables in the amount of $45,000.

We collected $622,950 and $643,450 in settlements during the three months ended March 31, 2014 and 2013, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $14,124,720 as of March 31, 2014. During the three months ended March 31, 2014, we realized net revenue of $334,688 and net loss of $480,287. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2015. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A,  “Risk Factors” in our 2013 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2013 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 6.   EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	Amendment to Employment Agreement with William F. Donovan, M.D. dated February 16, 2013 (Incorporated by reference from Form 8-K filed with the SEC on February 21, 2013) *

10.2	Employment Agreement with John Bergeron dated November 30, 2013 (Incorporated by reference from Form 8-K filed with the SEC on December 13, 2013) *

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

Spine Pain Management, Inc.

Date: May 14, 2014	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)