Form 10-Q
period 2014-06-30
Spine Pain Management, Inc
filed 2014-08-14
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

As of August 14, 2014, there were 18,715,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
SPINE PAIN MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2014	2013
ASSETS	(Unaudited)

Current assets:
Cash	$388,740	$687,549
Accounts receivable, net	2,627,892	2,663,652
Prepaid expenses	73,583	116,314

Total current assets	3,090,215	3,467,515

Accounts receivable, net of allowance for doubtful accounts of $422,970 and $352,615 at June 30, 2014 and December 31, 2013, respectively	3,518,868	3,642,864
Intangible assets, net	188,200	197,200
Other assets	17,763	15,770

Total assets	$6,815,046	$7,323,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$90,483	$76,381
Due to related parties	74,667	164,293
Current portion of notes payable and long-term debt, net	550,000	500,000

Total current liabilities	715,150	740,674

Notes payable and long-term debt, net of discount	993,921	995,723

Total liabilities	1,709,071	1,736,397

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 18,715,882 shares issued and outstanding at June 30, 2014 and December 31, 2013	18,716	18,716
Additional paid-in capital	19,365,224	19,212,669
Accumulated deficit	(14,277,965)	(13,644,433)

Total stockholders' equity	5,105,975	5,586,952

Total liabilities and stockholders’ equity	$6,815,046	$7,323,349

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net revenue	$859,860	$867,331	$1,194,548	$1,910,532

Cost of providing services
Third party providers	338,994	129,782	439,883	374,076
Related party providers	84,657	230,226	128,920	372,693

Total cost of providing services	423,651	360,008	568,803	746,769

Gross profit	436,209	507,323	625,745	1,163,763

Operating, general and administrative expenses	532,958	477,280	1,112,031	967,972

(Loss) income from operations	(96,749)	30,043	(486,286)	195,791

Other income and (expense):
Other income	7,648	5,794	14,396	12,886
Interest expense	(64,144)	(137,362)	(161,642)	(264,233)

Total other income and (expense)	(56,496)	(131,568)	(147,246)	(251,347)

Net loss	$(153,245)	$(101,525)	$(633,532)	$(55,556)

Net loss per common share
Basic	$(0.01)	$(0.01)	$(0.03)	$0.00
Diluted	$(0.01)	$(0.01)	$(0.03)	$0.00

Weighted average number of common shares outstanding:
Basic	18,715,822	18,415,822	18,715,822	18,415,822
Diluted	18,715,822	18,415,822	18,715,822	18,415,822

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(633,532)	$(55,556)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts	120,000	120,000
Interest expense related to warrant amortization	18,445	95,198
Stock based compensation	192,359	249,000
Accretion of debt discount on long-term debt	48,199	56,678
Depreciation and amortization expense	11,800	11,000
Changes in operating assets and liabilities:
Accounts receivable, net	39,756	(748,283)
Prepaid expenses and other assets	(15,519)	676
Due to related party	374	(3,942)
Accounts payable and accrued liabilities	14,102	(19,481)

Net cash used in operating activities	(204,016)	(294,710)

Cash flows from investing activities
Purchase of equipment	(4,793)	-
Net cash used in investing activities	(4,793)	-
Cash flows from financing activities:
Payment of related party payable	(90,000)	(85,000)
Payment of notes payable	-	(350,000)

Net cash used in financing activities	(90,000)	(435,000)

Net decrease in cash and cash equivalents	(298,809)	(729,710)

Cash and cash equivalents at beginning of period	687,549	1,017,755

Cash and cash equivalents at end of period	$388,740	$288,045

Supplementary cash flow information:
Interest paid	$95,000	$103,750
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management, Inc. (formerly known as Versa Card, Inc.) was incorporated under the laws of Delaware on March 4, 1998.

Since inception, we have engaged in and contemplated several ventures and acquisitions, many of which were not consummated.  In December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries.  Our first affiliated spine injury diagnostic center opened in Houston, Texas in August 2009.  Through contractual relationships, we currently are affiliated with a total of three spine injury diagnostic centers in the United States. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the country.

During the six months ended June 30, 2014 we created a wholly owned subsidiary Quad Video Halo, Inc.  The purpose of this entity is to hold certain Company assets affiliated with the Quad Video Halo units.  As of June 30, 2014 the subsidiary held no assets or liabilities.

Spine Pain Management, Inc.

We are a technology, marketing, management, billing and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding the providers accounts receivable, which includes diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By providing early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently are affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Odessa, and San Antonio, Texas. In January 2014 we made the decision to discontinue doing business in Florida and McAllen, Texas (see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate this future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, however, opening of new centers is contingent upon the availiability of funds.

We own a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams.  During 2013 and continuing in 2014, we have refined the technology, through further research and development resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.  We believe the video will expedite the settlement process.   Each of our affiliated centers can lease the hardware from us.  Additionally, with regulatory approval (if necessary) we anticipate independent medical representatives will sell Quad Video Halo units to outside hospitals and clinics.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $14,277,965 as of June 30, 2014. During the six months ended June 30, 2014, we realized net revenue of $1,194,548 and a net loss of $633,532. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through June 30, 2014. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2013 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include accounts of Spine Pain Management, Inc. and its wholly owned subsidiary, Quad Video Halo, Inc.  All material intercompany balances of transactions have been eliminated upon consolidation.

Accounting Method

Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new accounting guidance under Accounting Standards Codification ("ASC") 220, Comprehensive Income, provides an improvement on the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by component either on the income statement or in the notes to the financial statements. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted.  The adoption of ASU 2013-02 did not have a significant impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of good or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us).  Early adoption is not permitted.  We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This new accounting guidance under ASC 718, Compensation – Stock Compensation, provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a significant impact on the consolidated financial statements.

NOTE 4.  ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We are affiliated with certain spine injury diagnostic centers where healthcare providers are engaged as independent contractors to perform medical services for patients. We pay the healthcare providers a fee for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52%, based on settled patient cases, was used to reduce revenue to 48% of CPT code billings (“gross revenue”) during the six months ended June 30, 2014 and 2013.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2013, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of June 30, 2014 and 2013 that 40% and 49% of cases will be subject to a settlement or judgment within one year of a medical procedure.

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

NOTE 5.  DUE TO RELATED PARTIES

Due to related parties consists of the following:

	June 30,	December 31,
	2014	2013

Due to Northshore Orthopedics Associates	$28,968	$10,406

Due to Chief Executive Officer	45,699	135,699

Due to Spine Injury Physicians	-	18,188

	$74,667	$164,293

Amounts due to Northshore Orthopedics, Assoc. (“NSO,” a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. Amounts due to Spine Injury Physicians (“SIP,” a company owned by our Chief Technology Officer) are non-interest bearing and are due by the 15th of the month following the month in which they were billed. See Note 7 for further information on the amounts due to SIP.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Options

We recognized $62,110 and $72,000 in compensation expense, associated with stock options, in operating, general and administrative expenses in the Statements of Operations for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013 we recognized $134,110 and $144,000 in compensation expense associated with stock options.  At June 30, 2014, there was approximately $60,000 of total unrecognized compensation expense related to non-vested stock option awards which will be recognized in the last two quarters ending December 31, 2014.

NOTE 7. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of June 30, 2014 and December 31, 2013, we had balances payable to NSO of $28,968 and $10,406, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement

As shown in Note 5, at June 30, 2014 and December 31, 2013, we had balances of $45,699 and $135,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 5, we had an agreement with SIP, a company 100% owned by Eric Groteke, D.C., who became our Chief Technology Officer on May 9, 2012, to provide medical services as our independent contractor in Florida. SIP is paid for services on a monthly basis dependent upon the services provided.  We discontinued this agreement at the end of 2013.  At June 30, 2014 and December 31, 2013, $0 and $18,188, respectively, was owed to SIP.

NOTE 8.  LONG-TERM DEBT

During the three and six months ended June 30, 2014  we recorded $16,645 and $66,644 in interest expense, respectively, related to the amortization of warrants associated with long term debt compared to the three and six month totals for the six months ended June 30, 2013 of $53,369 and $96,091, respectively.  In June 2013 we repaid debentures totaling $350,000 based on the stated contractual terms.

NOTE 9.  INCOME TAXES

We have not made provision for income taxes for the six months ended June 30, 2014 or the year ended December 31, 2013, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31
	2014	2013

Benefit from net operating loss carryforwards	$2,162,900	$2,041,083

Allowance from doubtful accounts	143,809	119,889

Less: valuation allowance	(2,306,709)	(2,160,972)

	$-	$-

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 34%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,306,709 and $2,160,972 attributable to the future utilization of the approximate $6,361,470 and $6,003,185 in eligible net operating loss carryforwards as of June 30, 2014 and December 31, 2013, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations to the expected amount at the 34% federal statutory rate:

	Six Months Ended June 30,
	2014	2013

Income tax benefit (provision) at the 34% statutory rate	$215,401	$163,298
Non-deductible interest expense	(66,643)	(41,480)
Other	(3,021)	(2,436)
Less change in valuation allowance	(145,737)	(119,382)

Income tax (provision) benefit	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2003 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the consolidated financial statements included in this Form 10-Q.

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

Critical Accounting Policies

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2013 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim consolidated financial statements and the results of its operations for the interim period ended June 30, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Basis for Consolidation

The accompanying unaudited condensed consolidated financial statements include accounts of Spine Pain Management, Inc. and its wholly owned subsidiary, Quad Video Halo, Inc.  All material intercompany balances of transactions have been eliminated upon consolidation.

Accounting Method

Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new accounting guidance under Accounting Standards Codification ("ASC") 220, Comprehensive Income, provides an improvement on the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by component either on the income statement or in the notes to the consolidated financial statements. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted.  The adoption of ASU 2013-02 did not have a significant impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of good or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us).  Early adoption is not permitted.  We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This new accounting guidance under ASC 718, Compensation – Stock Compensation, provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a significant impact on the consolidated financial statements.

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

During the six months ended June 30, 2014 we created a wholly owned subsidiary Quad Video Halo, Inc.  The purpose of this entity is to hold certain Company assets affiliated with the Quad Video Halo units.  As of June 30, 2014 the subsidiary holds no assets or liabilities.

Results of Operations

The unaudited consolidated financial statements as of June 30, 2014 and for the three and  six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the periods ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2014.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2013 as included in our previously filed report on Form 10-K.

Comparison of the three month period ended June 30, 2014 with the three month period ended June 30, 2013.

We recorded $1,767,599 in gross revenue for the three months ended June 30, 2014, offset by $907,939 of the expected settlement discount resulting in net revenue of $859,660.  For the same period in 2013, gross revenue was $1,790,073, offset by $922,742 of the expected settlement discount, resulting in net revenue of $867,331.  We are currently affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and San Antonio, Texas.  While we were affiliated with fewer centers for the three months ended June 30, 2014, compared to same period in 2013, the revenue mix had higher priced procedures in 2014 period.

Service cost was $423,651 for the three months ended June 30, 2014 compared to $360,008 for the same period in 2013.  The increase is due mainly to a sales mix that had higher cost procedures.

During the three months ended June 30, 2014, we incurred $532,958 of operating, general and administrative expenses compared with the $477,280 for the same period in 2013.  The increase is attributable to increases, in travel expenses of approximately $13,000, QVH marketing of $57,000, $10,000 in audit costs, $6,000 in consulting costs, and legal fees of $27,000, coupled with decreases of investor relations by $9,000, decrease of $10,000 in director and officer non-cash compensation and non cash consulting expenses of $37,000 and other net general and administrative expenses of approximately $2,000.

As a result of the foregoing, we had net loss of $153,245 for the three months ended June 30, 2014, compared to a net loss of $101,525 for the three months ended June 30, 2013.

Comparison of the six month period ended June 30, 2014 with the six month period ended June 30, 2013.

We recorded $2,425,730 in gross revenue for the six months ended June 30, 2014, offset by $1,231,182 of the expected settlement discount resulting in net revenue of $1,194,548.  For the same period in 2013, gross revenue was $3,893,002, offset by $1,982,470 of the settlement discount, resulting in net revenue of $1,910,532.  Revenue was negatively affected by lower case volume in 2013 due to multiple factors.  In January 2014 we made the decision to terminate our affiliations with centers and healthcare providers in Florida.  This decision was made due to the state’s difficult personal injury case environment, coupled with our Florida affiliate’s bankruptcy (the bankruptcy court has deemed the previously issued letters of protection we obtained through this affiliate will remain our property and should be unaffected by the bankruptcy). Also in January 2014, we made the decision to discontinue doing business in McAllen, Texas in connection with increased competition in the area.  We have no revenue from our Florida or McAllen affiliates for the six months ended June 30, 2014. During the first quarter we affiliated with only two spine injury diagnostic centers: Houston and San Antonio, Texas.  The Odessa, Texas center was added in the second quarter.  Revenues for the six months ended June 30, 2014 compared to the same period in 2013 were also negatively affected by other factors.  Our affiliated healthcare providers accepted fewer patient cases from certain attorneys whose cases had a history of low returns.  Further, because of the low returns we have experienced on cases of patients with minimal coverage limits, our diagnostic centers performed fewer of the medically-necessary procedures needed by these patients.

Service cost was $568,803 for the six months ended June 30, 2014 compared to $746,769 for the same period in 2013. The decrease in service cost is attributable to the lower case volume in the first quarter of 2014.

During the six months ended June 30, 2014, we incurred $1,112,031 of operating, general and administrative expenses compared with the $967,972 for the same period in 2013.  The increase is attributable to increases in QVH marketing of $105,000 and legal expenses of approximately $79,000, coupled with  a decrease of $10,000 in stock based compensation, investor relations expense/filing fees of $27,000, consulting fees of $15,000, payroll of $7,000, research and development expenses of $4,000 and increases of other net general and administrative expenses of approximately $10,000.

As a result of the foregoing, we had net loss of $633,532 for the six months ended June 30, 2014, compared to a net loss of $55,556 for the six months ended June 30, 2013.

Liquidity and Capital Resources

For the six months ended June 30, 2014, cash used in operations was $204,016, which primarily included a net loss of $633,532, increases in prepaid expenses of $15,519, a decrease in accounts receivable of $39,756,  an increase in accounts payable of $14,102 and due to related parties of $374, offset by adjustments to reconcile net income of cash used in operating activities including bad debt expense, interest expense related to warrant amortization, stock based compensation, debt discount accretion and depreciation totaling $390,803.  For the six months ended June 30, 2013, cash used in operations was $294,710, which primarily included a net loss of $55,556, increases in accounts receivable of $748,283, an increase related party payables of $3,942 in related party payables,  accounts payable of $19,481,  a decrease in prepaid expenses of $676, offset by adjustments to reconcile net income of cash used in operating activities including bad debt expense, interest expense related to warrant amortization, stock based compensation, debt discount accretion and depreciation totaling $531,876.

For the six months ended June 30, 2014 cash used in financing activity was $90,000 which was used to pay related party debt. For the six months ended June 30, 2013 we repaid $85,000 in related party debt, coupled with the repayment of $350,000 plus interest to our debenture holders for debentures that expired on June 30, 2013.

During the three months ended June 30, 2014 and 2013, we collected $609,421and $521,044 in settlements, respectively.  For the six months ended June 30, 2014 and 2013 we collected $1,232,371 and $1,164,493 in settlements, respectively.

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

Spine Pain Management, Inc.

Date: August 14, 2014	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal financial officer and duly authorized signatory)