Form 10-Q
period 2014-09-30
Spine Pain Management, Inc
filed 2014-11-14
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2014.

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

As of November 14, 2014, there were 19,015,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE PAIN MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
ASSETS	(Unaudited)

Current assets:
Cash	$114,401	$687,549
Accounts receivable, net	2,558,610	2,663,652
Prepaid expenses	550,869	116,314

Total current assets	3,223,880	3,467,515

Accounts receivable, net of allowance for doubtful accounts of $308,958 and $352,615 at September 30, 2014 and December 31, 2013, respectively	3,528,957	3,642,864
Intangible assets, net	183,700	197,200
Other assets	13,430	15,770

Total assets	$6,949,967	$7,323,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$77,022	$76,381
Due to related parties	-	164,293
Current portion of notes payable and long-term debt, net	550,000	500,000

Total current liabilities	627,022	740,674

Line of credit	500,000	-
Long-term debt due to related party	500,000	-
Notes payable and long-term debt, net of discount	50,000	995,723

Total liabilities	1,677,022	1,736,397

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 19,015,882 shares issued and outstanding at September 30, 2014 and 18,715,882 at December 31, 2013, respectively	19,016	18,716
Additional paid-in capital	19,925,924	19,212,669
Accumulated deficit	(14,671,995)	(13,644,433)

Total stockholders' equity	5,272,945	5,586,952

Total liabilities and stockholders’ equity	$6,949,967	$7,323,349

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014		2013	2014	2013
Net revenue		$540,519	$1,006,569	$1,735,067	$2,917,101

Cost of providing services
Third party providers		67,784	165,282	507,667	506,135
Related party providers		173,808	242,556	302,728	648,472

Total cost of providing services		241,592	407,838	810,395	1,154,607

Gross profit		298,927	598,731	924,672	1,762,494

Operating, general and administrative expenses		599,511	456,619	1,711,542	1,424,591

(Loss) income from operations		(300,584)	142,112	(786,870)	337,903

Other income and (expense):
Other income		4,955	7,411	19,351	20,297
Gain (loss) from debt extinguishment		(56,078)	60,179	(56,078)	60,179
Interest expense		(42,323)	(78,465)	(203,965)	(342,698)

Total other income and (expense)		(93,446)	(10,875)	(240,692)	(262,222)

Net (loss) income	$	(394,030)	$131,237	$(1,027,562)	$75,681

Net loss per common share
Basic	$	(0.02)	$0.01	$(0.05)	$0.00
Diluted	$	(0.02)	$0.01	$(0.05)	$0.00

Weighted average number of common shares outstanding:
Basic		18,789,204	18,484,360	18,740,327	18,438,959
Diluted		18,789,204	18,484,360	18,740,327	18,438,959

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,027,562)	$75,681
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	180,000	180,000
Loss (gain) from debt extinguishment	56,078	(60,179)
Interest expense related to warrant amortization	18,445	97,823
Stock based compensation	304,360	376,166
Accretion of debt discount on long-term debt	48,199	85,019
Depreciation and amortization expense	34,063	16,500
Changes in operating assets and liabilities:
Accounts receivable, net	38,949	(806,044)
Prepaid expenses and other assets	(43,806)	(5,841)
Due to related parties	-	13,715
Related party receivables	(28,594)	-
Accounts payable and accrued liabilities	641	44,604

Net cash used in operating activities	(419,227)	17,444

Cash flows from investing activities:
Purchase of equipment	(18,222)	-
Net cash used in investing activities	(18,222)	-
Cash flows from financing activities:
Proceeds from the line of credit	500,000	-
Repayment of related party payable	(135,699)	(115,000)
Repayments on notes payable	(500,000)	(350,000)

Net cash used in financing activities	(135,699)	(465,000)

Net decrease in cash and cash equivalents	(573,148)	(447,556)

Cash and cash equivalents at beginning of period	687,549	1,017,755
Cash and cash equivalents at end of period	$114,401	$570,199
Non-cash financing activities:
Common stock granted for financing agreement	$240,000	$-
Common stock granted for debt modification	$60,000	$-
Supplementary cash flow information:
Interest paid	$137,322	$159,856

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management, Inc. (formerly known as Versa Card, Inc.) was incorporated under the laws of Delaware on March 4, 1998.

We are a technology, marketing, management, billing and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding the providers accounts receivable, which includes diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently are affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas Odessa, Texas and San Antonio, Texas. In January 2014 we made the decision to discontinue doing business in Florida and McAllen, Texas (see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate this future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

During the nine months ended September 30, 2014 we created a wholly owned subsidiary Quad Video Halo, Inc.  The purpose of this entity is to hold certain assets affiliated with the Quad Video Halo units.  As of September 30, 2014 the subsidiary held no assets or liabilities.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, we have been able to reduce our deficit, and our accumulated deficit is $14,671,995 as of September 30, 2014. During the nine months ended September 30, 2014, we realized net revenue of $1,735,067 and a net loss of $1,027,562. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through September 30, 2015. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2013 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim consolidated financial statements and the results of its operations for the interim period ended September 30, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when medical diagnostic services are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the medical services are provided to the patient by the affiliated doctor and are based upon the type and extent of the services rendered.  Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4).

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4.  ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We finance certain spine injury diagnostic centers where we affiliate with healthcare providers who perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52%, based on settled patient cases, was used to reduce revenue to 48% of CPT code billings (“gross revenue”) during the three and nine months ended September 30, 2014 and 2013.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2013, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of September 30, 2014 and 2013 that 40% and 49% of cases will be subject to a settlement or judgment within one year of a medical procedure.

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

•
Most of the patients who received medical services at the diagnostic centers have typically been previously referred to a treating doctor from a plaintiff’s attorney, who performed the initial two to four months of conservative treatment. The doctor then typically refers the patient to one of our healthcare providers for an evaluation because of continuing symptoms.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  DUE TO RELATED PARTIES

Due to related parties consists of the following:

	September 30,	December 31,
	2014	2013

Due to Northshore Orthopedics Associates	$-	$10,406

Due to Chief Executive Officer	-	135,699

Due to Spine Injury Physicians	-	18,188

	$-	$164,293

Amounts due to Northshore Orthopedics, Assoc. (“NSO,” a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. Amounts due to Spine Injury Physicians (“SIP,” a company owned by our former Chief Technology Officer) are non-interest bearing and are due by the 15th of the month following the month in which they were billed. See Note 7 for further information on the amounts due to SIP.

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Options

We recognized $21,000 and $72,000 in compensation expense, associated with stock options, in operating, general and administrative expenses in the Statements of Operations for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013 we recognized $155,110 and $216,000 in compensation expense associated with stock options.  At September 30, 2014, there was approximately $16,000 of total unrecognized compensation expense related to non-vested stock option awards which will be recognized in the last quarter ending December 31, 2014.

Restricted Stock

On August 20, 2014 we hired two employees to redesign and sell our quad video halo.  Under the terms of the new employees’ employment agreements, we granted 400,000 unvested restricted common shares at $0.30 per share to each employee totaling $240,000 in prepaid wage expense.  The shares will vest and the Company will issue, 25,000 shares every three months for the first year, 50,000 shares every three months for the second year, and 25,000 shares every three months for the third year.  If at any time either employee’s employment with us ends, for whatever reason, all unvested shares of that employee will be relinquished.  In case of a buyout of the company by an outside party, all shares will vest immediately.

On August 20, 2014, we entered into a Financing Agreement with Peter Dalrymple, our director, providing for Mr. Dalrymple to assist us in pursuing financing from a commercial lender in the form of a $2,000,000 revolving line of credit, including a personal guarantee for the line of credit.  Under the terms of the Financing Agreement on August 20, 2014, we granted 800,000 unvested and restricted shares of common stock at $0.30 per share to Mr. Dalrymple for a total of $240,000 in prepaid consulting expenses. The stock will vest and be issued as follows: (i) upon final documentation being executed to effect the financing 100,000 shares will vest, which occurred on September 8, 2014, and (ii) thereafter, so long as the revolving line of credit remains in effect, 100,000 shares will vest at the end of each subsequent three-month period.  During the three and nine months ended September 30, 2014 we issued 100,000 of the shares as vested and recorded $25,000 in consulting expenses related to this agreement.

On August 20, 2014, as consideration for agreeing to extend a promissory note and reduce the interest rate thereon, we granted to Mr. Dalrymple 200,000 unvested shares of common stock at $0.30 per share.  The 200,000 shares of stock subsequently vested and were issued on September 8, 2014 upon the execution of the $2,000,000 line of credit with a financial institution as described in Note 8.  The Company recorded $60,000 in note origination costs related to the stock issuance during the three and nine months ended September 30, 2014.

NOTE 7. RELATED PARTY TRANSACTIONS

Due to Related Parties

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide affiliated medical services.  As of September 30, 2014 and December 31, 2013, we had balances payable to NSO of $0 and $10,406, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. Dr. Donovan, however, is the sole owner of NSO, and we pay NSO under the terms of our agreement with NSO.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As shown in Note 5, at September 30, 2014 and December 31, 2013, we had balances of $0 and $135,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 5, we had an agreement with SIP, a company 100% owned by Eric Groteke, D.C., who became our Chief Technology Officer on May 9, 2012, to provide medical services as our affiliated healthcare provider in Florida. SIP is paid for services on a monthly basis dependent upon the services provided.  We discontinued this agreement at the end of 2013.  At September 30, 2014 and December 31, 2013, $0 and $18,188, respectively, was owed to SIP.  As of October 1, 2014 Dr. Groteke is no longer employed with the company.

As shown in Note 8, on August 20, 2014 we added Peter Dalrymple to our board of directors and concurrently restructured debt owed to him.  The restructured debt was classified as long-term debt due to related party and totaled $500,000 as of September 30, 2014.

NOTE 8.  LONG-TERM DEBT

During the three and nine months ended September 30, 2014, we recorded $0 and $66,644 in interest expense, respectively, related to the amortization of warrants associated with long term debt. During the three and nine months ended September 30, 2013 we recorded $22,500 and $67,500, respectively, related to the amortization of warrants associated with long term debt.  In June 2013 we repaid debentures totaling $350,000 based on the stated contractual terms.

On September 8, 2014, a revolving line of credit with a financial institution became effective with a total facility of $2,000,000, maturing on August 31, 2017.  The line of credit bears interest using the 30 day LIBOR rate plus 2%, resulting in an effective rate of approximately 2.16% at September 30, 2014.  The line of credit is personally guaranteed by Peter Dalrymple, our director, in connection with the Financing Agreement described in Note 6.  As of September 30, 2014 we had $500,000 outstanding on the line of credit.

On August 29, 2012, Mr. Dalrymple loaned us $1,000,000 evidenced by a 12% Secured Promissory Note (the “Note”) and in connection therewith we issued him a three-year warrant to purchase 333,333 shares of common stock at the exercise price of $1.60 per share.  Under the terms of the Financing Agreement, upon final documentation being executed to effect the revolving line of credit with the financial institution on September 8, 2014, (i) we drew $500,000 under the line of credit and used the proceeds to repay that amount of the outstanding principal and interest on the Note, (ii) we extended the term of the Note by one year to mature on August 29, 2016, (iii) we reduced the interest rate on the Note to 6%, and (iv) we amended the warrant to extend the expiration date by one year to August 29, 2016. As of September 30, 2014 the outstanding balance on the Note is $500,000 recorded as long-term debt due to related party.  Additionally, on August 20, 2014, as consideration for agreeing to extend the Note and reduce the interest rate, we granted to Mr. Dalrymple 200,000 unvested shares of common stock at $0.30 per share.  The stock subsequently vested and was issued on September 8, 2014 upon the execution of the $2,000,000 line of credit with a financial institution.  The Company recorded $60,000 in note origination costs related to the stock issuance during the three and nine months ended September 30, 2014.

We performed an analysis related to the Note and the changes enacted by the Financing Agreement.  As a result of this analysis on the change in debt terms, we determined the terms significantly changed.  Based on ASC-470-50-40-10, we determined the discounted cash flows using the original effective interest rate of 24% as applied to the revised cash flows amounted to a change greater than 10% of the carrying amount of the debt.  As a result of this determination we recorded the transaction as a debt extinguishment.  During the three and nine months ended September 30, 2014 an expense related to the loss on debt extinguishment was recorded totaling $56,078.

NOTE 9.  INCOME TAXES

We have not made provision for income taxes for the nine months ended September 30, 2014 or the year ended December 31, 2013, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31
	2014	2013

Benefit from net operating loss carryforwards	$2,329,982	$2,041,083

Allowance from doubtful accounts	105,046	119,889

Less: valuation allowance	(2,435,028)	(2,160,972)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 34%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,401,917 and $2,160,972 attributable to the future utilization of the approximate $6,859,887 and $6,003,185 in eligible net operating loss carryforwards as of September 30, 2014 and December 31, 2013, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2031.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Statements of Operations to the expected amount at the 34% federal statutory rate:

	Nine Months Ended September 30,
	2014	2013

Income tax benefit (provision) at the 34% statutory rate	$349,371	$(25,732)
Non-deductible interest expense	(66,643)	(127,055)
Other	(8,672)	(99,232)
Less change in valuation allowance	(274,056)	252,019

Income tax (provision) benefit	$-	$-

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

Critical Accounting Policies

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2013 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim consolidated financial statements and the results of its operations for the interim period ended September 30, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

During the nine months ended September 30, 2014 we created a wholly owned subsidiary Quad Video Halo, Inc.  The purpose of this entity is to hold certain Company assets affiliated with the Quad Video Halo units.  As of September 30, 2014 the subsidiary holds no assets or liabilities.

In the third quarter of 2014, we hired two employees to spearhead our efforts to redesign and sell commercially the quad video halo.  We hope to take our first order in the first quarter of 2015.  We believe the Quad video halo could be a commercial success to hospitals and healthcare providers in many fields of medicine.

Results of Operations

The unaudited consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the periods ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2014.

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

Comparison of the three month period ended September 30, 2014 with the three month period ended September 30, 2013.

We recorded $1,130,636 in gross revenue for the three months ended September 30, 2014, offset by $590,117 of the expected settlement discount resulting in net revenue of $540,519.  For the same period in 2013, gross revenue was $2,002,259, offset by $995,690 of the expected settlement discount, resulting in net revenue of $1,006,569.  We currently are affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and San Antonio, Texas.  While we funded less centers for the three months ended September 30, 2014, compared to same period in 2013, the revenue mix had higher priced procedures in the 2014 period.

Service cost was $241,592 for the three months ended September 30, 2014 compared to $407,838 for the same period in 2013.  The decrease is due mainly to the number of affiliate locations we had in 2013 compared to 2014.

During the three months ended September 30, 2014, we incurred $599,511 of operating, general and administrative expenses compared with the $456,619 for the same period in 2013.  The main reason for the increase is the expenditures of approximately $141,000 on the development of the Quad Video halo and the creation of a dedicated sales department.   In detail, the increase is attributable to increases in the following:  travel expenses of approximately $16,000, QVH marketing of $68,000, consulting costs of $52,000, research and development of $16,000, legal fees of $10,000, depreciation of $17,000, warehouse expense of $6,000, insurance expense of $5,000 and other net general and administrative expenses of $7,000, offset by decreases of the following; investor relations of $3,000, and director and officer non-cash compensation of $51,000.

As a result of the foregoing, we had net loss of $394,030 for the three months ended September 30, 2014, compared to a net income of $131,237 for the three months ended September 30, 2013.

Comparison of the nine month period ended September 30, 2014 with the nine month period ended September 30, 2013.

We recorded $3,556,366 in gross revenue for the nine months ended September 30, 2014, offset by $1,821,299 of the expected settlement discount resulting in net revenue of $1,735,067.  For the same period in 2013, gross revenue was $5,895,261, offset by $2,978,160 of the settlement discount, resulting in net revenue of $2,917,101.  Revenue was negatively affected by lower case volume in 2013 due to multiple factors.  In January 2014 we made the decision to cease supporting centers in Florida and terminated our affiliation with our healthcare provider in the state.  This decision was made due to the state’s difficult personal injury case environment, coupled with our Florida affiliate’s bankruptcy (the bankruptcy court has deemed the previously issued letters of protection we obtained through this affiliate will remain our property and should be unaffected by the bankruptcy). Also in January 2014, we made the decision to discontinue doing business in McAllen, Texas in connection with increased competition in the area.  We have no revenue from our Florida or McAllen affiliates for the nine months ended September 30, 2014. During the first quarter we only were affiliated with two spine injury diagnostic centers: Houston and San Antonio, Texas.  The Odessa, Texas center was added in the second quarter.

Service cost was $810,395 for the nine months ended September 30, 2014 compared to $1,154,607 for the same period in 2013. The decrease in service cost is attributable to the lower case volume in the third quarter of 2014.

During the nine months ended September 30, 2014, we incurred $1,711,542 of operating, general and administrative expenses compared with the $1,424,591 for the same period in 2013.  The increase is attributable to increases to the following: QVH marketing of $172,000, consulting fees of $38,000, legal expenses of $89,000, travel expenses of $14,000, depreciation of $18,000, rent expenses of $6,000, audit costs of $7,000, warehouse expenses of $6,000 and other net general and administrative expenses of $28,000, offset by decreases to the following; stock based compensation of $61,000, and investor relations expense/filing fees of $31,000.

As a result of the foregoing, we had net loss of $1,027,562 for the nine months ended September 30, 2014, compared to a net income of $75,681 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, cash used in operations was $419,227, which primarily included a net loss of $1,027,562, decreases in prepaid expenses of $43,806, a increase in accounts receivable of $38,949, an increase in accounts payable of $643, offset by adjustments to reconcile net income of cash used in operating activities including bad debt expense, interest expense related to warrant amortization, stock based compensation, debt discount accretion and depreciation totaling $641,145 For the nine months ended September 30, 2013, cash provided by operations was $17,444, which primarily included net income of $75,681, an increase in accounts payable of $44,604, an increase in due to related party of $13,715 and adjustments to reconcile net income to net cash used in operating activities including provision for bad debts, interest expense related to warrant amortization, stock based compensation, debt discount accretion, gain from debt extinguishment and depreciation totaling $695,329, partially offset by increases in accounts receivable of $806,044, and a cash increase in prepaid expenses of $5,841.

For the nine months ended September 30, 2014 cash used in investing activity was $18,222 which was used to acquire certain fixed asset components for the quad video halo.  There was no cash used in investing activities for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014 cash used in financing activity was $135,699 which was used to pay related party debt. Cash used in financing activities totaled $465,000 for the nine months ended September 30, 2013, consisting of repayments on related party payables of $115,000 and the principal repayment of $350,000 to the debenture holders for debentures that matured on June 30, 2013.

During the three months ended September 30, 2014 and 2013, we collected $547,991 and $948,008 in settlements, respectively.  For the nine months ended September 30, 2014 and 2013 we collected $1,780,363, and $2,095,029 in settlements, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2014, we granted a total of 1,000,000 shares of unvested restricted shares of common stock to our director, Peter Dalyrmple.  The shares were granted as consideration for his assistance in obtaining a revolving line of credit, for guaranteeing that credit facility, and for agreeing to extend a promissory note and reduce the interest rate thereon.  Of the 1,000,000 shares granted, 300,000 shares vested and were issued in September 2014.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the purchaser represented that he was an “accredited investor”; (v) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000.) *

10.1	Employment Agreement with William F. Donovan, M.D. dated September 18, 2014 (Incorporated by reference from Form 8-K filed with the SEC on September 22, 2014) *

10.2	Employment Agreement with John Bergeron dated November 30, 2013 (Incorporated by reference from Form 8-K filed with the SEC on December 13, 2013) *

10.3	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2014) *

10.4	Revolving Line of Credit Note and Credit Agreement with Wells Fargo Bank

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

Spine Pain Management, Inc.

Date: November 14, 2014	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal financial officer and duly authorized signatory)