Form 10-K
period 2014-12-31
Spine Pain Management, Inc
filed 2015-03-31
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.33 per share, the price at which the registrant’s common stock was last sold as of, June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter) was $4,405,727.

At March 30, 2015, there were 19,465,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I

ITEM 1.  BUSINESS

Spine Pain Management, Inc. was incorporated under the laws of Delaware on March 4, 1998.

Since inception, we have engaged in and contemplated several ventures and acquisitions, many of which were not consummated.  In December 2008, we began moving forward to launch our new business concept of financing turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries.  Our first spine injury diagnostic center opened in Houston, Texas in August 2009.  We currently fund a total of three spine injury diagnostic centers in the United States. We are also evaluating the expansion of our services through additional spine injury diagnostic centers in multiple markets across the country.

In September 2014, we created a wholly owned subsidiary Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets affiliated with the Quad Video Halo units.  As of December 31, 2014 the subsidiary held no assets or liabilities.

Spine Pain Management, Inc.

We are a financial services, technology, marketing, management, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We fund turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing financial services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding the providers accounts receivable, which includes diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By providing early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our management system, we fund spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We are currently affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and San Antonio, Texas. In January 2014 we made the decision to discontinue doing business in Florida and McAllen, Texas (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate this future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

Business Model

Our business model objectives include:

• Continuing our plan of rolling out spinal diagnostic services to spine surgeons, orthopedic surgeons, and other healthcare providers.
• Employing contract management services at regional, state and local levels.
• Identifying and targeting key spinal healthcare providers who handle accident-type cases. • Developing and selling our Quad Video Halo video recording system.

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

In September 2014 we created a wholly owned subsidiary Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets affiliated with the Quad Video Halo units.  As of December 31, 2014 the subsidiary holds no assets or liabilities.

In the third quarter of 2014, we hired consultants to spearhead our efforts to sell and develop commercially the Quad Video Halo.  We redesigned the unit and hope to take our first order in the second quarter of 2015.  We believe the Quad video halo could be a commercial success to hospitals and healthcare providers in many fields of medicine.

Billing and Operations

We work with an independent medical contractor who performs the medical services for patients and the independent contractor bills a fixed fee for the services.  We fund certain spine injury diagnostic centers where we engage healthcare providers as independent contractors to perform medical services for patients. We pay the healthcare providers for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

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

Under the affiliate doctor agreements, the doctors retain sole responsibility for all medical decisions, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our doctors, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

• that private parties, courts or governmental officials with the power to interpret or enforce these laws and regulations, will not assert that we are in violation of such laws and regulations;

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

Research and Development

During the years ended December 31, 2014 and 2013, we spent $50,169 and $33,666, respectively in design fees for our Quad Video Halo system.  These costs do not reflect the marketing and other associated costs with the development of the Quad Video Halo system.

Employees

We currently have five full time employees, including two officers and three other employees at our corporate headquarters.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. We had a net loss of approximately $1,692,658 for the year ended December 31, 2014 and an accumulated deficit in aggregate of approximately $15.3 million at year end.  We are not generating sufficient operating cash flows to support continuing operations.

In our financial statements for the year ended December 31, 2014, our auditor indicated that certain factors raised substantial doubt about our ability to continue as a going concern.  These factors included our accumulated deficit of $15.3  million as of December 31, 2014, as well as the fact that we were not generating sufficient cash flows to meet our regular working capital requirements.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $332,393 to $15,337,091 as of December 31, 2014. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

If competition increases, our growth and profits, if any, may decline.

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

As part of our business strategy, we may pursue acquisitions of companies providing services that are similar or complementary to those that we provide or plan to provide in our business, and we may enter into joint ventures to provide services at certain facilities. These acquisitions and joint venture activities may involve:

●	significant cash expenditures;
●	additional debt incurrence;
●	additional operating losses;
●	increases in intangible assets relating to goodwill of acquired companies; and
●	significant acquisition and joint venture related expenses,

any of which could have a material adverse effect on our financial condition and results of operations.

Additionally, a strategy of growth by acquisitions and joint ventures involves numerous risks, including:

●	difficulties integrating acquired personnel and harmonizing distinct corporate cultures into our current businesses;
●	diversion of our management’s time from existing operations; and
●	potential losses of key employees or customers of acquired companies.

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

If lawsuits are brought against us and are successful, we may incur significant liabilities.

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

The laws of many states prohibit physicians from splitting professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine, self-referral and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We believe our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these laws. There can be no assurance, however, that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. In addition, statutes in some states in which we do not currently operate could require us to modify our affiliation structure. If a court, payer or regulatory body determines that we have violated these laws, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our arrangements with our contracted physicians and other licensed providers.

We operate in an industry that is subject to extensive federal, state, and local regulation, and changes in law and regulatory interpretations could reduce our revenue and profitability.

The healthcare industry is subject to extensive federal, state, and local laws, rules, and regulations relating to, among other things:

●	payment for services;
●	conduct of operations, including fraud and abuse, anti-kickback, physician self-referral, and false claims prohibitions;
●	operation of provider networks and provision of case management services;
●	protection of patient information;
●	business, facility, and professional licensure, including surveys, certification, and recertification requirements;
●	corporate practice of medicine and fee splitting prohibitions;
●	ERISA health benefit plans; and
●	medical waste disposal and environmental protection.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 1,948 square feet and was provided to us in 2014 at $5,000 per month by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our Director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines.  In February 2015, we entered into a two year lease with NSO which provides for rent of $6,000 per month.

In September 2014, we leased a 2,400 square foot warehouse/office in Clear Lake Shores, Texas where we will assemble, develop, test, and market the Quad Video Halo.  The lease is for one year with a monthly rent of $1,875.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “SPIN.”  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2013 and 2014, according to Nasdaq.com, were as follows:

Quarter ended	High	Low
3/31/13	$0.71	$0.34
6/30/13	$0.60	$0.32
9/30/13	$0.49	$0.21
12/31/13	$0.70	$0.32
3/31/14	$0.54	$0.33
6/30/14	$0.45	$0.16
9/30/14	$0.70	$0.28
12/31/14	$0.65	$0.12

Record Holders

As of March 30, 2015, there were approximately 72 stockholders of record of our common stock, and we estimate that there were approximately 654 additional beneficial stockholders who hold their shares in “street name” through a brokerage or other institution. As of March 30, 2015, we have a total of 19,465,882 shares of common stock issued and outstanding.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

As of December 31, 2014, we do not have any compensation plans under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

All equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K except for the following:

In December 2014 we issued 25,000 restricted shares of common stock to a consultant for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

In December 2014 we issued 200,000 restricted shares of common stock to a consultant for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (vi) the restriction on transferability of the securities issued.

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

Results of Operations

For the year ended December 31, 2014 versus 2013:

We recorded $2,046,977 in net revenues with $980,811 in costs of services and gross profit of $1,066,166 for the year ended December 31, 2014.  For the year ended December 31, 2013, we recorded $3,299,928 in net revenues with $1,320,348 in costs of services and gross profit of $1,979,580.  Revenue was negatively affected by lower case volume in 2014 due to multiple factors.  In January 2014 we made the decision to cease financing centers in Florida and terminated our affiliation with our healthcare provider in the state.  This decision was made due to the state’s difficult personal injury case environment, coupled with our Florida affiliate’s bankruptcy (the bankruptcy court has deemed the previously issued letters of protection we obtained through this affiliate will remain our property and should be unaffected by the bankruptcy). Also in January 2014, we made the decision to discontinue doing business in McAllen, Texas in connection with increased competition in the area.  We have no revenue from our Florida or McAllen affiliates for the twelve months ended December 31, 2014.

We recognize revenue by reference to “net revenue,” which is gross amounts billed using CPT (Current Procedural Terminology) codes less account discounts that are expected to result when individual cases are ultimately settled.  A discount rate of 52%, based on settled patient cases, was used to determine net revenue during 2014 and 2013, respectively. Accordingly, we had gross revenues of $4,239,164 with net revenues of $2,046,977 for the year ended December 31, 2014, versus gross revenues of $6,695,289 with net revenues of $3,299,928 for the year ended December 31, 2013.

Expenses

For the year ended December 31, 2014 versus 2013:

Operating, general and administrative expenses for the year ended December 31, 2014 were $2,493,555 as compared to $2,270,230 for the year ended December 31, 2013. The increase in operating expenses was primarily the result of additional overhead associated with our Quad Video marketing, development, and consulting costs.

During the year ended December 31, 2014, our operations focused on continued development of our spine injury diagnostic business, coupled with the commercial development of our Quad Video Halo for sale to healthcare providers.  We incurred charges in re-designing the equipment plus marketing costs for personnel.  We also incurred costs in preparing our warehouse for testing of our equipment. In 2014, the operating, general and administrative costs pertaining to the Quad Video Halo totaled $405,008.

Other income (expenses) for the year ended December 31, 2014 was an expense of $265,269 as compared to expense of $335,421 for the year ended December 31, 2013. For the twelve months ended December 31, 2014, other income of $23,219 was offset by expenses of $288,488.  Included in that balance was a non-cash charge of $56,078 for the restructuring charge of the Peter Dalrymple debt as described in Note 7. For the year ended December 31, 2013, other income of $25,562 and gain on extinguishment of debt of $60,179 was offset by $421,162 in interest expense.

Net Income or Loss

For the year ended December 31, 2014 versus 2013:

Net loss for the year ended December 31, 2014 was $1,692,658 compared to net loss of $626,071 for the year ended December 31, 2013.  Lower revenue, due to closing the Florida and McAllen affiliates, coupled with additional personnel to develop and market the Quad Video Halo, resulted in net loss increasing in 2014 from 2013.

Liquidity and Capital Resources

For the year ended December 31, 2014 versus 2013:

During 2014, cash generated in operating activities was $57,285 as compared to $184,145 of cash generated in 2013.  The decrease in cash generated in operations was mainly due to a decrease from collections of our spine injury diagnostic centers. Our settlement collections totaled $2,909,184 in 2014 compared to $3,021,289 in 2013.  Settlement collections for the three months ended December 31, 2014 and 2013 were $1,128,821 and $926,260, respectively.

During the year ended December 31, 2014, we purchased Quad Video Halo equipment totaling $51,083 versus a purchase of similar equipment of $9,351 in 2013, resulting in cash used in investing activities.

Cash flows used by financing activities totaled $335,699 for the year ended December 31, 2014, consisting of a payment of long- term debt of $200,000, and repayments on related party notes payable of $135,699. For the year ended December 31, 2013, cash flows used in financing activities totaled $505,000, consisting of repayments of long-term debt of $350,000 and repayments on related party notes payable of $155,000.

Capital Expenditures

We purchased components for a Quad Video Halo system and other assets for the warehouse at a cost of $51,083 in the year ended December 31, 2014.  During the year ended December 31, 2013, we purchased a Quad Video camera system at a cost of $9,351.

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

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2014 and 2013 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

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

Accounting Standards Updates

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2014 and 2013 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $332,393 to $15,337,091 as of December 31, 2014. During the year ended December 31, 2014, we realized net revenue of $2,046,977 and a net loss of $1,692,658. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2015. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2014 and 2013 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Pain Management, Inc.:

We have audited the accompanying consolidated balance sheets of Spine Pain Management, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spine Pain Management, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $15,337,091 and a net loss of $1,692,658 as of and for the year ended December 31, 2014.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Spine Pain Management, Inc.'s internal control over financial reporting as of December 31, 2014 and 2013 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, LLP Houston, Texas March 31, 2015

SPINE PAIN MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

ASSETS	2014	2013

Current assets:
Cash	$358,052	$687,549
Accounts receivable, net	1,288,315	2,663,652
Prepaid expenses	336,996	116,314
Other assets	15,393	-

Total current assets	1,998,756	3,467,515

Accounts receivable, net of allowance for doubtful accounts of $342,084 and $352,615, respectively	3,864,944	3,642,864
Intangible assets and goodwill, net	179,200	197,200
Other assets	43,944	15,770

Total assets	$6,086,844	$7,323,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$129,995	$76,381
Due to related parties	-	164,293
Current portion of long-term debt, net	350,000	500,000

Total current liabilities	479,995	740,674

Line of credit	500,000	-
Long-term debt, including convertible note payable and secured note payable, net	550,000	995,723

Total liabilities	1,529,995	1,736,397

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 19,340,882 and 18,715,882 shares issued and outstanding at December 31, 2014 and 2013, respectively	19,341	18,716
Additional paid-in capital	19,874,599	19,212,669
Accumulated deficit	(15,337,091)	(13,644,433)

Total stockholders’ equity	4,556,849	5,586,952

Total liabilities and stockholders' equity	$6,086,844	$7,323,349

The accompanying notes are an integral part of the consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013

	2014	2013

Net revenue	$2,046,977	$3,299,928

Cost of providing services, including amounts billed by a related party of $373,914 and $719,270 during the years ended December 31, 2014 and 2013, respectively	980,811	1,320,348

Gross profit	1,066,166	1,979,580

Operating, general and administrative expenses	2,493,555	2,270,230

Income from operations	(1,427,389)	(290,650)

Other income and (expense):
Other income	23,219	25,562
(Loss) gain from debt extinguishment	(56,078)	60,179
Interest expense	(232,410)	(421,162)

Total other income and (expense)	(265,269)	(335,421)

Net loss	$(1,692,658)	$(626,071)

Net loss per common share:
Basic	$(0.09)	$(0.03)
Diluted	$(0.09)	$(0.03)

Shares used in loss per common share:
Basic	18,861,537	18,507,936
Diluted	18,861,537	18,507,936

The accompanying notes are an integral part of the consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2012	18,415,882	$18,416	$18,813,219	$(13,018,362)	$5,813,273

Issuance of common stock options for compensation of officers	-	-	288,000	-	288,000
Issuance of common stock for consulting services	300,000	300	95,700	-	96,000
Detachable warrants issued with convertible debt	-	-	15,750	-	15,750
Net loss	-	-	-	(626,071)	(626,071)

Balances, December 31, 2013	18,715,882	18,716	19,212,669	(13,644,433)	5,586,952

Issuance of common stock options for compensation of officers	-	-	171,110	-	171,110
Issuance of common stock for debt restructuring with an officer	400,000	400	299,600	-	300,000
Issuance of common stock for consulting services	225,000	225	172,775	-	173,000
Detachable warrants issued with convertible debt			18,445
Net loss	-	-	-	(1,692,658)	(1,692,658)

Balances, December 31, 2014	19,340,882	$19,341	$19,874,599	$(15,337,091)	$4,556,849

The accompanying notes are an integral part of the consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(1,692,658)	$(626,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	300,000	460,000
Loss (gain) from debt extinguishment	56,078	(60,179)
Interest expense related to warrant amortization	18,445	100,448
Accretion of debt discount on long term debt	48,199	113,358
Stock based compensation	351,610	516,666
Depreciation and amortization expense	40,909	22,000
Changes in operating assets and liabilities:
Accounts receivable, net	853,257	(269,774)
Prepaid expenses and other assets	56,425	8,703
Due to related party	(28,594)	(33,616)
Accounts payable and accrued liabilities	53,614	(47,390)

Net cash provided by operating activities	57,285	184,145

Cash flows from investing activities:
Purchase of equipment	(51,083)	(9,351)

Net cash used in investing activities	(51,083)	(9,351)

Cash flows from financing activities:
Repayments on long-term debt	(700,000)	(350,000)
Proceeds from draws on line of credit	500,000	-
Repayments on related party payable	(135,699)	(155,000)

Net cash used in financing activities	(335,699)	(505,000)

Net decrease in cash and cash equivalents	(329,497)	(330,206)

Cash and cash equivalents at beginning of period	687,549	1,017,755

Cash and cash equivalents at end of period	$358,052	$687,549

Supplementary disclosure of cash flow information:
Interest paid	$164,835	$207,356
Taxes paid	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Common stock issued to restructure debt	$180,000	$-
Common stock issued for prepaid services	$112,500	$182,333

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management, Inc., (the “Company,” “we” or “us”), was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

At the end of December 2008, we began moving forward to launch our new business concept of delivering turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries. We currently have three affiliated spine injury diagnostic centers within the United States, which are located in Houston, Texas; Odessa, Texas; and San Antonio, Texas.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $332,393 to $15,337,091 as of December 31, 2014.  During the year ended December 31, 2014, we realized net revenue of $2,046,977 and a net loss of $1,692,658. Successful business operations and our transition to sustained positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2015. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Spine Pain Management and its wholly owned subsidiary, Quad Video Halo, Inc. All material intercompany transactions have been eliminated upon consolidation. At December 31, 2014, Quad Video Halo, Inc. had no assets or liabilities.

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

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities, and notes payable as reflected in the consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  We maintain cash and cash equivalents in banks which at times may exceed federally insured limits. We have not experienced any losses on these deposits.

Intangible Assets and Goodwill

Intangible assets acquired are initially recognized at cost. Intangible assets acquired in a business combination are recognized at their estimated fair value at the date of acquisition. Intangibles with a finite life are amortized, ratably, based on the contractual terms of the associated agreements.

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  At December 31, 2014 and 2013, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At December 31, 2014 and 2013, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $342,084 and $352,615, at December 31, 2014 and 2013, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the years ended December 31, 2014 and 2013, we recognized compensation expense related to our stock options of $171,110 and $288,000, respectively. We also recognized compensation expense for issuances of our common stock in exchange for services of $180,500 and $228,667 during the years ended December 31, 2014 and 2013, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. As of and for the year ended December 31, 2014 and 2013, we recognized no estimated interest or penalties as income tax expense.

We have not made any provisions for federal and state income tax liabilities or interest and penalties that may result from the uncertainty that arose as a result of filing our U.S. federal and applicable state tax returns in 2010 related to tax years 2004 to 2009. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States and various states. Because U.S. federal and applicable state tax returns for years 2004 to 2009 were filed in 2010, management believes that all of these years of returns were subject to audit through 2013.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended December 31, 2014 and 2013, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 4.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of non-compete agreements with a cost of $54,000 expiring in 2015. During both the years ended December 31, 2014 and 2013, we recorded amortization expense of $18,000 related to the non-compete agreements resulting in a remaining balance of $9,000 and $27,000, respectively. At December 31, 2014 and 2013, goodwill totaled $170,200.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52% based on settled patient cases, was used to reduce revenue to 48% of CPT code billings (“gross revenue”) during 2014 and 2013.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2014, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of December 31, 2014 and 2013 that 25% of cases will be subject to a settlement or judgment within one year of a medical procedure.

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

•
Most of the patients who received medical services at the affiliated diagnostic centers have already received two to four months of conservative treatment. The treating doctor then typically refers the patient to one of our affiliated healthcare providers for an evaluation of continuing symptoms.  Appropriate, reasonable, and necessary treatment programs are ordered by the affiliate doctor.

NOTE 6.  DUE TO RELATED PARTIES

Due to related parties consists of the following at December 31:

	2014	2013

Due to Northshore Orthopedics Associates	$-	$10,406
Due to Chief Executive Officer	-	135,699
Due to Spine Injury Physicians (formerly Wellness Works LLC)	-	18,188
	$-	$164,293

Amounts due to Northshore Orthopedics, Assoc. (“NSO”, a company owned by our Chief Executive Officer) and our Chief Executive Officer are non-interest bearing, due on demand and do not follow any specific repayment schedule. We used the amounts received to meet our working capital requirements.

Amounts due to Spine Injury Physicians (“SIP”), a company owned by our former Chief Technology Officer formerly known as  Wellness Works, LLC) are non-interest bearing and are due by the 15th of the month following the month in which they were billed.

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

During the twelve months ended December 31, 2014 and 2013, we recorded $18,444 and $44,662 in interest expense, respectively, related to the amortization of warrants associated with the debenture and third party note.  In June 2013, we repaid other debentures totaling $350,000, based on the stated contractual terms.

Convertible and secured notes payable

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year which was to originally mature on March 27, 2014. This note was extended for one year on February 6, 2014 with the same provisions for quarterly interest payments with the principal due upon maturity as extended, March 27, 2015.  As consideration for the extension, we issued an additional 69,445 warrants to purchase our common stock for $0.43 that expire on February 6, 2015. The holder of the note also has the right to convert into common stock, at $1.50 per share, up to 50% of the principal amount after twelve months and up to 100% of the principal amount for the twelve months following the extension date. In December 2014, we paid $200,000 principal on this note with the remaining $300,000 due in March 2015.

On August 29, 2012, we issued Peter Dalrymple, a director of the company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that expires on August 29, 2015.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note.

Upon our consideration of this change in terms of the $1,000,000 promissory note with Mr. Dalrymple, we determined the terms significantly changed.  Based on ASC-470-50-40-10, we determined the discounted cash flows using the original effective interest rate of 24% of the revised cash flows amounted to a change greater than 10% of the carrying amount of the debt. As a result, the transaction was determined to be an extinguishment of debt resulting in the Company recording $56,078 was recognized during the year ended December 31, 2014.

Additionally, as consideration for agreeing to extend the promissory note and reduce the interest rate, we issued to Mr. Dalrymple 200,000 unvested and restricted shares of common stock that vested upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the proceeds received from the convertible note issued in June 2012 were allocated between the convertible note and the detachable warrant based on the fair value of the convertible note without the warrant and the warrant.  The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount.  The debt discount related to the warrant is accreted into interest expense through the maturity of the convertible note. The effective conversion price of the common stock did not exceed the stated conversion rate; therefore, there is no beneficial conversion feature associated with the convertible note.  Similarly, the proceeds received from the secured note were allocated between the secured note and the detachable warrant based on the fair value of the secured note without the warrant and the warrant.  The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount.  The debt discounts related to the warrants are accreted into interest expense over the lives of the notes.

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

During the year ended December 31, 2014, we recognized the remaining $11,679 of discount on the convertible note and $36,520 of discount on the secured note as interest expense. During the year ended December 31, 2014, the remaining $56,078 of discount on the secured note was recognized as a loss on extinguishment of debt  in connection with the restructuring of the debt as previously discussed.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.16% at December 31, 2014.  The line of credit matures on August 31, 2017 and is personally guaranteed by Mr. Dalrymple. As of December 31, 2014, outstanding borrowings under the line of credit totaled $500,000.

Under the terms of the financing agreement previously discussed, we also granted 800,000 unvested and restricted shares of common stock to Mr. Dalrymple with 100,000 shares vesting upon finalization of the line of credit agreement on September 8, 2014, and the remaining shares vesting, in 100,000 share increments, quarterly so long as the revolving credit remains in effect. During the year ended December 31, 2014, we recorded $60,000 as compensation expense related to this stock issuance.

The following table provides a listing of the future contractual maturities of long-term debt at December 31, 2014.

Year
2015	$350,000
2016	500,000
2017	550,000
Total	$1,400,000

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2014 and 2013, we issued common stock to compensate officers, employees, directors and outside professionals, to make an acquisition and to settle a lawsuit. The stock issuances were valued based on the quoted market price of our common stock on the respective measurement dates. Following is an analysis of common stock issuances during the years ended December 31, 2014 and 2013:

In September 2013, we issued an aggregate of 300,000 restricted shares of common stock, valued at $0.32 per share totaling $96,000, in connection with the engagement of a business development consultant. During the years ended December 31, 2014 and 2013, we recognized compensation expense of $64,000 and $18,667, respectively, related to the agreement. At December 31, 2014, unrecognized compensation expense was $13,333 which will be expensed in 2015.

On August 20, 2014, we entered into a Financing Agreement with Peter Dalrymple, our director, which provides for Mr. Dalrymple to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit from a commercial lender, including providing a personal guaranty on the line of credit.

Under the terms of the financing agreement discussed in Note 7, we granted 800,000 unvested and restricted shares of common stock to Mr. Dalrymple. The stock vested as follows: (i) upon finalization of the line of credit with Wells Fargo on September 8, 2014, 100,000 shares vested, and (ii) thereafter, so long as the revolving line of credit remains in effect, 100,000 shares will vest at the end of each subsequent three-month period.  Additionally, as consideration for agreeing to extend the promissory note and reduce the interest rate, we issued to Mr. Dalrymple 200,000 unvested and restricted shares of common stock, which stock also vested upon finalization of the line of credit with Wells Fargo on September 8, 2014.  All shares are valued at $0.30 per share totaling $300,000.

All together we granted Mr. Dalrymple 1,000,000 shares of stock of which 400,000 shares were vested and issued during 2014.  During the year ended December 31, 2014, we recognized compensation expense of $120,000 related to these share grants. At December 31, 2014, unrecognized compensation expense was $180,000 and will be recognized as expense as the shares vest through September 8, 2016.

In September 2014 we entered into an agreement with a consultant to assist us with the development of our Quad Video Halo.  We granted him 400,000 unvested shares valued at $0.30 per share, totaling $120,000, with the shares to be vested and issued quarterly with 25,000 shares the first four quarters, 50,000 shares the following four quarters, and 25,000 shares the final four quarters ended September 2017.  During the year ended December 31, 2014, we recognized compensation expense of $7,500 related to these share grants. At December 31, 2014, unrecognized compensation expense was $112,500 and will be recognized as the shares vest.

In December 2014, we issued an aggregate of 200,000 restricted shares of common stock, valued at $0.27 per share, totaling $53,000, which was recognized as compensation expense during 2014, in connection with the engagement of a business consultant.

Warrants

The following summarizes outstanding warrants and their respective exercise prices at December 31, 2014:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Warrants	Price	Expiration	Term (in years)
Warrants issued for loan extension	100,000	$0.45	Jun 2015	0.5
Series D Warrants	200,000	$1.00	Mar 2015	0.3
Secured Note Warrants	333,333	$1.80	Aug2016	1.3
Convertible Note Warrants	69,445	$0.43	Mar 2015	0.5

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year which originally matured on March 27, 2014.  Interest only is due and payable quarterly with the principle balance and unpaid accrued interest due and payable on the maturity date in one lump sum payment.  The holder of the note has the right to convert into common stock, at $1.50 per share, up to 100% of the principal amount.  Under the original terms of the convertible note, the holder received a detachable warrant to purchase 69,445 shares of our common stock at the price of $1.80 per share that expired on June 27, 2014. This note was extended for one year on February 6, 2014 and now matures on March 27, 2015.  As consideration for the extension, we issued an additional 69,445 warrants to purchase our common stock for $0.43 that expire on February 6, 2015.  This note was paid in full on March 27, 2015.

The weighted-average estimated fair value of the 69,445 warrants issued, on February 6, 2014 was $0.19 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	110%
Risk-free interest rate	0.13%
Expected life	1 year
Dividend yield	0%

We currently have four series of outstanding warrants.  Series B and Series C warrants were issued prior to 2013 with the debentures that have expired.  During the year ended December 31, 2013, we issued 100,000 warrants in connection with the renewal of a third party note payable and debenture as described further in Note 7.

During 2012, as described in Note 7, we issued 333,333 warrants in conjunction with the secured note payable.

Interest expense related to Series D warrants issued in 2011 of $0 and $55,786 was recognized in the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively. The unamortized portion of the debt issuance cost asset is $0 at December 31, 2014.

A summary of the warrant activity for the years ended December 31, 2014 and 2013 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-the-Money)

Outstanding and exerciseable at December 31, 2012	1,002,778	$1.85	2.0

Warrants issued with long-tern Notes payable	100,000	$0.45	1.0	$45,000

Warrants expired (Series B and C)	(200,000)

Outstanding and exerciseable at December 31, 2013	902,778	$1.85	2.0

Warrants expired (Series D)	(200,000)

Outstanding and exerciseable at December 31, 2014	702,778	$1.25	0.8

Stock Options

We recognize compensation expense related to stock options in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments, and as such, have measured the share-based compensation expense for stock options granted during the years ended December 31, 2014 and 2013 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

Details of stock option activity for the years ended December 31, 2014 and 2013 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2012	1,400,000	$0.71	3.8	$-
Options granted	-	-	-	-
Options forfeited	-	-	-	-

Outstanding at December 31, 2013	1,400,000	0.71	2.8	-
Options expired	(50,000)
Options granted	-	-	-	-
Options forfeited	(50,000)	-	-	-

Outstanding at December 31, 2014	1,300,000	$0.71	1.8	$-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2014:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Options	Price	Expiration	Term (in years)

Officers Options	600,000	$0.77	Jun 2016	1.4
Directors Options	150,000	$1.15	Jun 2015	0.5
Officers Options	550,000	$0.54	Dec 2017	2.9

	1,300,000

For the year ended December 31, 2014, 50,000 director options expired and 50,000 employee options were forfeited due to resignation. No options were granted or forfeited for the year ended December 31, 2013.   We recorded $171,110 and $288,000 in compensation expense in operating, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, all unrecognized compensation expense related to non-vested stock option awards has been recognized.

NOTE 9. RELATED PARTY TRANSACTIONS

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2014 and 2013, we had balances payable to NSO of $0 and $10,406, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

As shown in Note 6, at December 31, 2014 and 2013, we had balances of $0 and $135,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on our behalf. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

Also, as shown in Note 6, we had an agreement with Spine Injury Physicians, (formerly Wellness Works LLC) a company 100% owned by Eric Groteke, D.C., who was our Chief Technology Officer through November 2014 (See Note 4), to provide medical services as our independent contractor in Florida. SIP is paid for services on a monthly basis dependent upon the services provided.  At December 31, 2014 and 2013, $0 and $18,188 respectively, was owed to SIP.  For the year ended December 31, 2013, SIP billed us $352,302 as a third-party for service costs.  During the year ended December 31, 2014, we no longer engaged the services of Eric Groteke.

As further described in Note 7, during 2012 we borrowed $1,000,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. The outstanding balance of the note was $500,000 and $1,000,000 as of December 31, 2014 and 2013, respectively.

NOTE 10.  INCOME TAXES

We have not made provision for income taxes for the years ended December 31, 2014 or 2013, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at December 31:

	2014	2013

Benefit from net operating loss carryforwards	$2,516,117	$2,041,083

Allowance for doubtful accounts	116,309	119,889

Less: valuation allowance	(2,632,426)	(2,160,972)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently more likely than not that we will realize a deferred income tax assets of approximately $2,632,426 and $2,160,972 attributable predominantly to the future utilization of the approximate $7,400,344 and $6,003,185 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2014 and December 31, 2013, respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2034.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying consolidated statements of operations, to the expected amount at the 34% federal statutory rate:

	2014	2013

Income tax benefit at the 34% statutory rate	$575,503	$212,864
Effect of state income taxes	50,780	18,782
Non-deductible interest expense	(22,659)	(53,726)
Non-deductible wage expense	(58,177)	(97,920)
Loss on extinguishment of debt	(19,070)	-
Expiration and adjustment of net operating loss carryforwards available	(42,725)	(186,706)
Non-deductible meals and entertainment	(12,198)	(11,563)
Less change in valuation allowance	(471,454)	118,269

Income tax (provision) benefit	$-	$-

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space under an operating lease expiring in 2017. Future minimum lease payments at December 31, 2014 are as follows:

Year ending December 31,

2015	$66,000
2016	72,000
2017	6,000

$144,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  Based on this evaluation, our management concluded that, as of December 31, 2014, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	72	Chief Executive Officer, President and Director
John Bergeron	58	Chief Financial Officer and Director
Peter Dalrymple	71	Director
Jerry Bratton	62	Director
Franklin RoseM.D.	63	Director

William F. Donovan, M.D. – Dr. Donovan has served as our Chief Executive Officer since January 2009 and as our President since May 2010. He has served as one of our directors since April 2008. He is a Board Certified Orthopedic Surgeon, and has been involved with venture funding and management for over 25 years. He was the co-founder of DRCA (later known as I.O.I) and became Chairman of this company that went from the pink sheets, to NASDAQ and then to the AMEX before being acquired by a subsidiary of the Bass Family. He was a founder of “I Need A Doc,” later changed to IP2M that was acquired by Dialog Group, a publicly traded company. He was the Chairman of House of Brussels, an international chocolate company and president of ChocoMed, a specialized confectionery company combining Nutraceuticals with chocolate bars. Dr. Donovan has been practicing as a physician in Houston, Texas since l975. Throughout his career as a physician, he has been involved in projects with both public and private enterprises. He received his Orthopedic training at Northwestern University in Chicago. He was a Major in the USAF for 2 years at Wright Patterson Air Force base in Dayton, Ohio. He established Northshore Orthopedics in 1975 and continues in active practice in Houston, specializing in Orthopedic Surgery.

John Bergeron, CPA – Mr. Bergeron has served as our Chief Financial Officer since October 2011 and as one of our directors since July 2010. From May 2008 through September 2014, he served as President of Jolpeg Inc., a private firm that consults on financial matters in service industries. From May 2002 until May 2008, Mr. Bergeron served as Divisional Controller of Able Manufacturing, a division of NCI Group, Inc, where his responsibilities included financial reporting, budgeting and Sarbanes-Oxley Act compliance. Prior to that, Mr. Bergeron worked as controller of different internet companies and as an accounting manager for several other private firms. He has also worked as an auditor for Arthur Andersen. Mr. Bergeron has more than thirty years experience in financial management and corporate development of manufacturing and service industry companies. He has extensive experience in financial reporting of public companies, risk management, business process re-engineering, structuring and implementing accounting procedures and internal control programs for Sarbanes-Oxley Act compliance. Mr. Bergeron is a Certified Public Accountant. He received a Bachelor of Business Administration in Accounting from Lamar University in 1979. He is also currently the President of the Montgomery County MUD #83.

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

Peter L. Dalrymple – Mr. Dalrymple joined our Board of Directors in August 2014.  Since July 2012, he has served as General Partner of LPD Investments Ltd. and Manager of DLD Oil & Gas LLC.  Prior to that, he was one of the co-founders and owners of the Royal Purple Synthetic Lubricants Company, which at the time of its sale in 2012, was one of the largest synthetic lubricants companies in North America. While with Royal Purple, he was in charge of Sales and Marketing. After the company was sold to Calumet Specialty Products Partner, a New York Stock Exchange company, in July of 2012, Mr. Dalrymple became a very active investor in several companies.  He is also a trustee of Norwich University, from which he holds a Bachelor of Science Degree in Engineering Management. He previously served as a Lieutenant with the United States Army Corp. of Engineers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2014, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2014, except for (i) a Form 4 that was filed late by William Donovan, our Chief Executive Officer, (ii) a Form 3 and two Form 4s that were filed late by Peter Dalrymple, a Director, and (iii) a Form 3 and Form 4 that were filed late by LPD Investments, Ltd, a beneficial owner of more than 10% of our common stock over which Mr. Dalrymple has voting and investment authority.

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

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we sent to stockholders on or around September 22, 2014 for our Annual Meeting held October 16, 2014.

Audit Committee

We have established a separately-designated standing audit committee.  The Audit Committee consists of our two independent Directors, Jerry Bratton and Franklin Rose, M.D., and Peter Dalrymple, who is not deemed to be independent.  Mr. Bratton is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K.  The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2014 and 2013 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2014	102,461	-	-	62,110	(1)	-	-	-	164,571
CEO and President	2013	96,000	-	-	144,000	(1)	-	-	-	240,000

John Bergeron	2014	88,988	-		44,000-	(2)	-	-		132,988
CFO	2013	90,000	8,509		48,000-	(2)	-			146,509

(1)
On June 6, 2011, we granted Dr. Donovan stock options to purchase 600,000 shares of common stock at an exercise price of $0.77 per share.  We granted the options as consideration for his employment as Chief Executive Officer and President.  The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options.  The fair value of the options was $432,000, of which $62,110 and $144,000 in compensation expense was recognized in the Statement of Operations for the years ended December 31, 2014 and December 31, 2013, respectively. (See Note 8 of the accompanying financial statements)

(2)
On November 30, 2012 we granted to Mr. Bergeron 200,000 unvested stock options to purchase shares of common stock at an exercise price of $0.54 per share.  The stock options will expire on December 1, 2017, and 50,000 of the stock options will vest and become exercisable every six months during the term of the agreement.  If at any time during the term of the agreement Mr. Bergeron’s employment with us should end, all unvested stock options will be relinquished.

Employment Agreements

On September 16, 2014, we entered into an employment agreement with our President and Chief Executive Officer, William F. Donovan, M.D.   The contract provides that we will pay Dr. Donovan an annual base salary of $120,000. The agreement also provides that we may grant Dr. Donovan performance bonuses from time to time at the discretion of the Board of Directors.  The agreement has a confidentiality provision and provides that Dr. Donovan cannot compete with us for a period upon termination of the agreement.

Mr. Bergeron’s employment contract expired on November 30, 2014.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2014:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William F. Donovan, M.D.	550,000	(1)	-	-	0.77	06/06/2016
John R. Bergeron (3)	200,000	(2)	-	-	0.54	12/01/2017

(1)
On June 6, 2011, we granted Dr. Donovan stock options to purchase 600,000 shares of common stock at an exercise price of $0.77 per share.  We granted the options as consideration for his employment as Chief Executive Officer and President.  The options vested and became exercisable in twelve quarterly periods for the first three years of the five-year life of the options.  Dr. Donovan exercised 50,000 of the options on September 9, 2012.

(2)
On November 30, 2012, we granted Mr. Bergeron stock options to purchase 200,000 shares of common stock at an exercise price of $0.54 per share.  We granted the options as consideration for his employment as Chief Financial Officer.  The options vested and became exercisable in four six month periods for the first two years of the five-year life of the options.

(3)
In addition to the options detailed in the table, Mr. Bergeron also holds certain option that we granted to him as consideration for serving on the Board of Directors, including stock options to purchase 25,000 shares of common stock at an exercise price of $1.15 per share that expire in June 2015 and stock options to purchase 25,000 shares of common stock at an exercise price of $0.77 per share that expired in June 2014.

Compensation of Directors

In May 2013, we adopted a director compensation policy pursuant to which each outside Board member received a director fee of $300 for each Board or committee meeting that he attended.  In November 2014, however, the Board elected to discontinue this policy, and currently Board members are not compensated for attending meetings nor do they receive any other form of compensation in their capacity as Board members.  We anticipate the Board will revisit the issue of Board member compensation at a later date.  Compensation to directors during the year ended December 31, 2014 was as follows:

Summary Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Bergeron	-	-	-	-	-	-	0
Jerry Bratton	600	-	-	-	-	-	600
William Donovan, M.D.	-	-	-	-	-	-	-
Franklin Rose, M.D.	300	-	-	-	-	-	300
Peter Dalrymple	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 30, 2015, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 19,465,882 shares of common stock outstanding at March 30, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	4,357,427	(2)	21.91%
Franklin A. Rose, M.D. (1)	200,000	(3)	1.03%
John Bergeron (1)	385,000	(4)	1.97%
Jerry Bratton (1)	1,581,100	(5)	8.16%
Peter L. Dalrymple (1)	2,820,609	(6)	14.34%
All Directors and named executive officers as a group (5 persons)	9,344,136		45.58%

(1)	The named individual is one of our executive officers or directors. His address is c/o Spine Pain Management, Inc., 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

(2)
Includes 557,486 shares of common stock held indirectly through NorthShore Orthopedics, Assoc. (of which Dr. Donovan is the sole shareholder and has voting and investment authority) and 3,249,941 shares held directly by Dr. Donovan.  Also includes 550,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(3)	Includes 175,000 shares of common stock and 25,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(4)	Includes 160,000 shares of common stock and 225,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(5)
Includes 1,556,100 shares of common stock held by Mr. Bratton, of which Mr. Bratton has sole voting and investment authority of 320,000 shares and shared voting and investment authority with his spouse of 1,236,100 shares.  Also includes 25,000 shares of common stock issuable upon exercise of options held by Mr. Bratton that are fully vested and exercisable.

(6)
Includes (a) securities held individually by Peter L. Dalrymple, including (i) 500,000 shares of common stock, and (ii) warrants that are exercisable into 333,333 shares of common stock; and (b) 1,987,276 shares of common stock held by LPD Investments Ltd. (“LPD”).  Mr. Dalrymple is General Partner of LPD and has voting and investment authority over shares held by it. He is also a Limited Partner of LPD with the other Limited Partners being his wife and three trusts, of which he is trustee and his children are beneficiaries.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2014:

Plan Category	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	--	--	--
Equity compensation plans not approved by our stockholders (1)	550,000 150,000 550,000	0.77 1.15 0.54	--
Total	1,250,000	0.72	--

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
•                 In November 2012, we granted three of our employees stock options to purchase 600,000 shares of common stock at an exercise price of $.54 per share.  The five year options vest every six months at 50,000 options per period.  One employee left the company and lost his 50,000 of his options which did not vest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. ("NSO"), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2013 and 2012, we had balances payable to NSO of $0 and $10,406, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

Additionally, as shown in Note 6 of the accompanying financial statements, at December 31, 2014 and 2013, we had balances of $0 and $135,699, respectively, due to Dr. Donovan, in his individual capacity, for working capital advances and payments made on behalf of us. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule.

On August 29, 2012, we issued Peter Dalrymple a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that expires on August 29, 2015.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see line of credit below) from a commercial lender and personally guaranty the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note.

Additionally, as consideration for agreeing to extend the promissory note and reduce the interest rate, we issued to Mr. Dalrymple 200,000 unvested and restricted shares of common stock, which stock vested upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014.

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank that is personally guaranteed by Mr. Dalrymple. Under the terms of the financing agreement previously discussed, we granted 800,000 unvested and restricted shares of common stock to Mr. Dalrymple with 100,000 shares vesting upon finalization of the line of credit agreement on September 8, 2014, and the remaining shares vesting, in 100,000 share increments, quarterly so long as the revolving credit remains in effect.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees(1)	$56,210	$62,317
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-
Total Fees	$56,210	$62,317

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2014 and 2013, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

Spine Pain Management, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 31, 2015
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 31, 2015
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 31, 2015
Jerry Bratton	Director

/s/ Franklin Rose, M.D.		March 31, 2015
Franklin Rose, M.D.	Director

/s/ Peter Dalrymple		March 31, 2015
Peter Dalrymple	Director