Form 10-Q
period 2015-03-31
Spine Pain Management, Inc
filed 2015-05-13
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015.

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

As of May 13, 2015, there were 19,465,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Pain Management, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE PAIN MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$341,448	$358,052
Accounts receivable, net	1,370,086	1,288,315
Prepaid expenses	299,616	336,996
Other assets	28,294	15,393

Total current assets	2,039,444	1,998,756

Accounts receivable, net of allowance for doubtful accounts of $382,260 and $342,084 at March 31, 2015 and December 31, 2014, respectively	3,727,997	3,864,944
Intangible assets and goodwill, net	174,700	179,200
Other assets	51,902	43,944

Total assets	$5,994,043	$6,086,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$121,845	$129,995
Due to related parties	36,215	-
Current portion of long-term debt, net	50,000	350,000

Total current liabilities	208,060	479,995

Line of credit	1,025,000	500,000
Notes payable and long-term debt, net of discount	550,000	550,000

Total liabilities	1,783,060	1,529,995

Commitments and contingencies
Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 19,465,882 and 19,340,882 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	19,466	19,341
Additional paid-in capital	19,874,474	19,874,599
Accumulated deficit	(15,682,957)	(15,337,091)

Total stockholders' equity	4,210,983	4,556,849

Total liabilities and stockholders’ equity	$5,994,043	$6,086,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2015	2014

Net revenue	$416,298	$334,688
Cost of providing services, including amounts billed by a related party of $125,778 and $100,889 during the three months ended March 31, 2015 and 2014, respectively	180,966	145,152

Gross profit	235,332	189,536

Operating, general and administrative expenses	482,013	573,162
Research and development	82,468	5,911

Loss from operations	(329,149)	(389,537)

Other income and (expense):
Other income	4,596	6,748
Interest expense	(21,313)	(97,498)

Total other income and (expense)	(16,717)	(90,750)

Net loss	$(345,866)	$(480,287)

Basic and diluted loss per common share	(0.02)	(0.03)

Shares used in loss per common share:
Basic and diluted	19,465,882	18,715,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(345,866)	$(480,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	75,000	60,000
Interest expense related to warrant amortization	-	15,820
Stock based compensation	50,833	127,444
Accretion of debt discount on long term debt	-	20,985
Depreciation and amortization expense	7,389	5,900
Changes in operating assets and liabilities:
Accounts receivable, net	(19,824)	283,695
Prepaid expenses and other assets	(26,354)	(17,919)
Due to related party	36,215	(22,862)
Accounts payable and accrued liabilities	(8,150)	(11,981)

Net cash used in operating activities	(230,757)	(19,205)

Cash flows from investing activities:
Purchase of equipment	(10,847)	(4,793)

Net cash used in investing activities	(10,847)	(4,793)

Cash flows from financing activities:
Payment of notes payable and long-term debt	(300,000)	-
Net proceeds from line of credit	525,000	-
Repayments on related party notes payable	-	(45,000)

Net cash provided by (used in) financing activities	225,000	(45,000)

Net decrease in cash and cash equivalents	(16,604)	(68,998)

Cash and cash equivalents at beginning of period	358,052	687,549

Cash and cash equivalents at end of period	$341,448	$618,551

Supplementary disclosure of cash flow information:
Interest paid	$21,213	$47,500
Taxes paid	-	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Pain Management Inc. was incorporated under the laws of Delaware on March 4, 1998.

We are a technology, marketing, management, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding the providers accounts receivable, which includes diagnostic testing and non-invasive and surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

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

We own a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams.  During 2014 and continuing in 2015, we have refined the technology, through further research and development resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.  We believe the video will expedite the settlement process.  Additionally, with regulatory approval (if necessary) we anticipate independent medical representatives will sell Quad Video Halo units to outside hospitals and clinics.

In September 2014, we created a wholly owned subsidiary Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets affiliated with the Quad Video Halo units.  As of March 31, 2015 the subsidiary held no assets or liabilities.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $678,259 to $15,682,957 as of March 31, 2015. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim consolidated financial statements and the results of its operations for the interim period ended March 31, 2015, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spine Pain Management, Inc. and its wholly owned subsidiary, Quad Video Halo, Inc. All material intercompany balances of transactions have been eliminated upon consolidation.

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities, and notes payable as reflected in the consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of March 31, 2015 and December 31, 2014, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At March 31, 2015 and December 31, 2014, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $382,260 and $342,084, at March 31, 2015 and December 31, 2014, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the quarters ended March 31, 2015 and 2014, we recognized compensation expense related to our stock options of $0 and $72,000, respectively. We also recognized compensation expense for issuances of our common stock in exchange for services of $50,833 and $42,250 during the quarters ended March 31, 2015 and 2014, respectively.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We account for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three months ended March 31, 2015 and 2014, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2015 and 2014, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of good or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us).  Early adoption is not permitted.  We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This new accounting guidance under ASC 718, Compensation – Stock Compensation, provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a significant impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting entity will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by entities today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a significant impact on the consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplified Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income statement – Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments of ASU No. 2015-01 can be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2015-01 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM and improves current GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Management is currently evaluating the future impact of ASU No. 2015-02 on the Company’s consolidated financial position, results of operations and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. We manage certain spine injury diagnostic centers where independent healthcare providers perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52%, based on settled patient cases, was used to reduce revenue to 48% of CPT code billings (“gross revenue”) during the three months ended March 31, 2015 and 2014.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2014, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of March 31, 2015 and 2014 that 25% and 40% of cases will be subject to a settlement or judgment within one year of a medical procedure.

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

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the quarters ended March 31, 2015 and 2014, we expensed $125,778 and $100,889 related to services provided by NSO. As of March 31, 2015 and December 31, 2014, we had balances payable to NSO of $36,215 and $0, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Options

We recognized $0 and $72,000 in compensation expense in operating, general and administrative expenses in the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, respectively.  All compensation expense related to stock options has been recognized as of December 31, 2014.

NOTE 7.  NOTES PAYABLE

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year with an initial maturity date of March 27, 2014, which was extended to March 27, 2015. In December 2014, we made a principal payment of $200,000 on this note and in March 2015 we paid the remaining $300,000. For the quarters ended March 31, 2015 and 2014, we recorded $8,600 and $15,000 in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.17% at March 31, 2015.  The line of credit matures on August 31, 2017 and is personally guaranteed by Peter Dalrymple, a director of the Company. As of March 31, 2015 and December 31, 2014, outstanding borrowings under the line of credit totaled $1,025,000 and $500,000, respectively. For the quarters ended March 31, 2015 and 2014, we recorded $2,714 and $0 in interest expense related to this note.

NOTE 8.  INCOME TAXES

We have not made a provision for income taxes for the three months ended March 31, 2015 or the year ended December 31, 2014, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at March 31, 2015 and December 31, 2014:

	March 31	December 31
	2015	2014

Benefit from net operating loss carryforwards	$2,644,087	$2,516,117

Allowance from doubtful accounts	129,968	116,309

Less: valuation allowance	(2,774,055)	(2,632,426)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 37%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,774,055 and $2,632,426 attributable to the future utilization of the approximate $7,708,905 and $7,400,344 in eligible net operating loss carryforwards as of March 31, 2015 and December 31, 2014, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2035.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying Consolidated Statements of Operations to the expected amount at the 34% federal statutory rate:

	Three Months Ended March 31,
	2015	2014

Income tax benefit (provision) at the 34% statutory rate	$117,594	$163,298
Effect of state income taxes	10,376	-
Non-deductible interest expense	-	(41,480)
Other	13,659	(2,436)
Less change in valuation allowance	(141,629)	(119,382)

Income tax (provision) benefit	$-	$-

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

Critical Accounting Policies

See Note 3 of the accompanying notes to unaudited condensed financial statements, which note is incorporated herein by reference.

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

Results of Operations

The unaudited financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2014 as included in our previously filed report on Form 10-K.

As noted earlier in the description of the business in Note 1 of the Notes to Condensed Consolidated Financial Statements, we own a video recording system known as the Quad Video Halo System 2.0 (“QVH”).  We have expended funds in this quarter for further development and marketing of this system.  We anticipate that we will sell units of the system to outside hospitals and clinics once the product is ready for the market.  We will continue to develop this product in the upcoming quarters.

Comparison of the three month period ended March 31, 2015 with the three month period ended March 31, 2014.

We recorded $877,231, in gross revenue for the three months ended March 31, 2015, offset by $460,933 of the expected settlement discount resulting in net revenue of $416,298.  For the same period in 2014, gross revenue was $657,931, offset by $323,243 of standard allowance for discount, resulting in net revenue of $334,688.  Revenue was positively affected by higher case volume in 2015 due to the Odessa location not being open in the first quarter of 2014. For the three months ended March 31, 2015, we managed three spine injury diagnostic centers: Houston, Texas; San Antonio, Texas; and Odessa, Texas.  Service cost was $180,966 for the three months ended March 31, 2015 compared to $145,152 for the same period in 2014. The increase in service cost is attributable to the higher case volume.

During the three months ended March 31, 2015, we incurred $482,013 of operating, general and administrative expenses compared with the $573,162 for the same period in 2014.  Operating, general and administrative expenses were lower for the quarter compared to 2014 primarily because of legal expenses we incurred in Florida in connection with our affiliated Florida clinics coupled with lower officer and director expenses this quarter compared to the 2014 quarter which had stock options expensed.  In the quarter ended March 31, 2015, we spent approximately $122,372 on QVH marketing and development which is included in the operating general and administrative expenses.  These marketing expenses include consulting, travel, and tradeshow costs. Because we geared up our QVH plans in late 2014, there is no comparable amount to report for the first three months ended March 31, 2014.  We also spent $82,468 in research and development costs as compared to $5,911 in 2014.  Overall, we had $133,222 in non-cash operating charges in 2015 compared to $180,150 in non-cash operating expenses for the three months ended March 31, 2014.

As a result of the foregoing, we had a net loss of $345,866 for the three months ended March 31, 2015, compared to $480,287 of net loss for the three months ended March 31, 2014.

Liquidity and Capital Resources

For the three months ended March 31, 2015, cash used in operations was $230,757, which primarily included increases in accounts receivable of $19,824, prepaid expense of $13,453, and other assets of $12,901, and a decrease in accounts payable of $8,150, partially offset by the net loss of $345,866 and an increase of $36,215 in due to related party.  For the same period in 2014, cash used in operations was $19,205, which primarily included a decrease in accounts receivable of $283,695, a decrease in accounts payable of $11,981, prepaid expense of $17,919, and due to related party of $22,862, partially offset by the net loss of $480,287.  Cash used in investing activities for the three months ended March 31, 2015 and 2014 included a purchase of equipment of $10,847 and $4,793, respectively.

Cash used in financing activities for the three months ended March 31, 2015 consisted of a repayment on notes payables in the amount of $300,000, coupled with the draws on our line of credit of $525,000. Cash used in financing activities for the three months ended March 31, 2014 consisted of a repayment on related party payables in the amount of $45,000.

We collected $396,473 and $622,950 in settlements during the three months ended March 31, 2015 and 2014, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $678,259 to $15,682,957 as of March 31, 2015. During the three months ended March 31, 2015, we realized net revenue of $416,298 and a net loss of $345,866. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2016. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A,  “Risk Factors” in our 2014 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2014 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 6.   EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10K-SB filed with the SEC on January 5, 2000) *

10.1	Employment Agreement with William F. Donovan, M.D. dated September 18, 2014 (Incorporated by reference from Form 8-K filed with the SEC on September 22, 2014) *

10.2	Employment Agreement with John Bergeron dated November 30, 2013 (Incorporated by reference from Form 8-K filed with the SEC on December 13, 2013) *

10.3	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2014) *

10.4	Wells Fargo Loan Documentation

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

Spine Pain Management, Inc.

Date: May 13, 2015	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)