Form 10-Q
period 2015-06-30
Spine Pain Management, Inc
filed 2015-08-13
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015.

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

As of August 13, 2015, there were 19,630,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE PAIN MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$169,976	$358,052
Accounts receivable, net	1,330,512	1,288,315
Prepaid expenses	252,966	336,996
Other assets	61,816	15,393

Total current assets	1,815,270	1,998,756

Accounts receivable, net of allowance for doubtful accounts of $415,374 and $342,084	3,576,161	3,864,944
Intangible assets and goodwill, net	170,200	179,200
Other assets	51,083	43,944

Total assets	$5,612,714	$6,086,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$66,515	$129,995
Current portion of long-term debt, net	-	350,000

Total current liabilities	66,515	479,995

Line of credit	1,025,000	500,000
Notes payable and long-term debt	550,000	550,000

Total liabilities	1,641,515	1,529,995

Commitments and contingencies
Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 19,630,882 and 19,340,882 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	19,631	19,341
Additional paid-in capital	19,884,709	19,874,599
Accumulated deficit	(15,933,141)	(15,337,091)

Total stockholders' equity	3,971,199	4,556,849

Total liabilities and stockholders’ equity	$5,612,714	$6,086,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,			FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014		2015	2014
Net revenue	$568,173		$859,860	$984,471	$1,194,548

Cost of providing services
Third party providers	86,000		338,994	141,188	439,883
Related party providers	146,541		84,657	272,319	128,920

Total cost of providing services	232,541		423,651	413,507	568,803

Gross profit	335,632		436,209	570,964	625,745

Research and Development expenses	93,530		6,558	175,998	12,468
Operating, general and administrative expenses	479,236		526,400	961,249	1,099,563

Loss from operations	(237,134)		(96,749)	(566,283)	(486,286)

Other income and (expense):
Other income	1,892		7,648	6,488	14,396
Interest expense	(14,942)		(64,144)	(36,255)	(161,642)

Total other income and (expense)	(13,050)		(56,496)	(29,767)	(147,246)

Net loss	$(250,184)	$	(153,245)	$(596,050)	$(633,532)

Net loss per common share:
Basic	$(0.01)		$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)		$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic	19,506,791		18,715,822	19,409,049	18,715,822
Diluted	19,506,791		18,715,822	19,409,049	18,715,822

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE PAIN MANAGEMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(596,050)	$(633,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	120,000	120,000
Interest expense related to warrant amortization	-	18,445
Stock based compensation	98,733	192,359
Accretion of debt discount on long-term debt	-	48,199
Depreciation and amortization expense	14,885	11,800
Changes in operating assets and liabilities:
Accounts receivable, net	126,586	39,756
Prepaid expenses and other assets	(50,726)	(15,519)
Due to related party	-	374
Accounts payable and accrued liabilities	(63,480)	14,102

Net cash used in operating activities	(350,052)	(204,016)

Cash flows from investing activities:
Purchase of equipment	(13,024)	(4,793)

Net cash used in investing activities	(13,024)	(4,793)

Cash flows from financing activities:
Payment of notes payable and long-term debt	(350,000)	-
Net proceeds from line of credit	525,000	-
Payment of related party payable	-	(90,000)

Net cash provided by (used in) financing activities	175,000	(90,000)

Net decrease in cash and cash equivalents	(188,076)	(298,809)

Cash and cash equivalents at beginning of period	358,052	687,549
Cash and cash equivalents at end of period	$169,976	$388,740

Supplementary cash flow information:
Interest paid	$36,255	$95,000
Taxes paid	$-	$-

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

We currently are affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and San Antonio, Texas. In January 2014 we made the decision to discontinue doing business in Florida and McAllen, Texas (see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

We own a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams.  During 2014 and continuing in 2015, we have refined the technology, through further research and development resulting in a fully commercialized Quad Video Halo System 3.0 (the “QVH”).  Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.  We believe the video will expedite the settlement process.  As of June 30, 2015 the QVH is undergoing tests by a third party testing organization to verify that the QVH meets the United Laboratories (UL) requirements for medical equipment to be used in hospitals, surgery centers and other healthcare facilities.

In September 2014, we created a wholly owned subsidiary, Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets affiliated with the QVH units.  As of June 30, 2015 the subsidiary held no assets or liabilities.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $928,443 to $15,933,141 as of June 30, 2015. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of our operations for the interim period ended June 30, 2015, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spine Pain Management, Inc. and its wholly owned subsidiaries, Quad Video Halo, Inc. and Gleric Holdings, LLC. All material intercompany balances of transactions have been eliminated upon consolidation.

Accounting Method

Our financial statements are prepared using the accrual basis of accounting in accordance with U.S. GAAP.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

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

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities, and notes payable as reflected in the condensed consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of June 30, 2015 and December 31, 2014, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the condensed consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At June 30, 2015 and December 31, 2014, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $415,374 and $342,084, at June 30, 2015 and December 31, 2014, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the quarter ended June 30, 2015 and 2014, we recognized compensation expense related to our stock options of $0 and $62,110, respectively. For the six months ended June 30, 2015 and 2014, we recognized $0 and $134,110 in compensation expense associated with stock options. We also recognized compensation and consulting expense for issuances of our common stock in exchange for services of $98,733 and $52,830 during the six months ended June 30, 2015 and 2014, respectively, and $47,900 and $16,000 for the three months ended June 30, 2015 and 2014, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three and six months ended June 30, 2015 and 2014, we recognized no estimated interest or penalties as income tax expense.

Legal Costs and Contingencies

In the normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.  As of June 30, 2015 and December 31, 2014 we recognized no estimated or contingent losses.

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and six months ended June 30, 2015 and 2014, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the condensed consolidated statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of good or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.   Early adoption is not permitted.  We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.  In July 2015, the FASB announced that public companies will apply the new standards effective for annual reporting periods after December 15, 2017 (January 1, 2018 for us).

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This new accounting guidance under ASC 718, Compensation – Stock Compensation, provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a significant impact on the condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting entity will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by entities today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a significant impact on the condensed consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplified Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income statement – Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments of ASU No. 2015-01 can be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2015-01 is not expected to have a significant impact on the Company’s condensed consolidated financial position, results of operations or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a significant impact on the Company’s condensed consolidated financial position, results of operations or disclosures.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52%, based on settled patient cases, was used to reduce revenue to 48% of CPT code billings (“gross revenue”) during the three and six months ended June 30, 2015 and 2014.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2014, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of June 30, 2015 and December 31, 2014 that 27% and 25%, respectively, of cases will be subject to a settlement or judgment within one year of a medical procedure.

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

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2015, we issued an aggregate 290,000 shares of common stock in connection with consulting agreements and a financing agreement to assist us in obtaining a line of credit. The shares were valued at $0.30 per share, totaling approximately $85,400, which was recognized as compensation and consulting expense and included in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three months ended June 30, 2015, an aggregate of 165,000 shares, totaling $47,900, was issued in connection with these agreements. At June 30, 2015, unrecognized expense associated with these agreements totaled $217,500.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

We recognized $0 and $62,110 in compensation expense, associated with stock options, in operating, general and administrative expenses in the Statements of Operations for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014 we recognized $0 and $134,110 in compensation expense associated with stock options. As of June 30, 2015, there was no additional unamortized stock option compensation expense.

NOTE 6.  RELATED PARTY TRANSACTIONS

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the quarter ended June 30, 2015 and 2014, we expensed $146,541 and $84,657 related to services provided by NSO.  For the six months ended June 30, 2015 and 2014 we expensed $272,319 and $128,920, respectively.  As of June 30, 2015 and December 31, 2014, no balances were outstanding related to NSO. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

During the three and six months ended June 30, 2015, we issued 100,000 and 200,000 shares of our common stock to Peter Dalrymple, our director, under the terms of a financing agreement to assist us in obtaining a line of credit. We recognized consulting expense of $30,000 and $60,000 during the three and six months ended June 30, 2015 in connection with the agreement.

NOTE 7.  NOTES PAYABLE

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year with an initial maturity date of March 27, 2014, which was extended to March 27, 2015. In December 2014, we made a principal payment of $200,000 on this note and in March 2015 we paid the remaining $300,000.  For the three months ended June 30, 2015 and 2014, we recorded $0 and $15,000 in interest expense related to this note. For the six months ended June 30, 2015 and 2014, we recorded $8,600 and $30,000 in interest expense related to this note.

In June 2013, we renewed a $50,000, 10% debenture originally due June 30, 2013 to a maturity date of June 30, 2015 in exchange for 50,000 warrants at $0.45 per share.  Interest is payable quarterly and the full principal amount is due upon maturity. In June 2015, we repaid this debt in accordance with the provisions of the note. For the six months ended June 30, 2015 and 2014, we recorded interest expense of $2,500, in both periods.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.18% at June 30, 2015.  The line of credit matures on August 31, 2017 and is personally guaranteed by Peter Dalrymple, a director of the Company. As of June 30, 2015 and December 31, 2014, outstanding borrowings under the line of credit totaled $1,025,000 and $500,000, respectively. For the three and six months ended June 30, 2015, we recorded interest expense of $4,941 and $7,205, respectively. There was no interest expense related to this note for the three and six months ended June 30, 2014.

SPINE PAIN MANAGEMENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES

We have not made provision for income taxes for the three and six months ended June 30, 2015 and 2014, since we have net operating loss carryforwards to offset any current taxable income.

Deferred tax assets consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31
	2015	2014

Benefit from net operating loss carryforwards	$2,693,856	$2,516,117

Allowance from doubtful accounts	141,227	116,309

Less: valuation allowance	(2,835,083)	(2,632,426)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 34%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,835,083 and $2,632,426 attributable to the future utilization of the approximate $7,923,106 and $7,400,344 in eligible net operating loss carryforwards as of June 30, 2015 and December 31, 2014, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2035.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

Following is a reconciliation of the benefit for federal income taxes as reported in the accompanying Condensed Consolidated Statements of Operations to the expected amount at the 34% federal statutory rate:

	Six Months Ended June 30,
	2015	2014

Income tax benefit at the 34% statutory rate	$202,657	$215,401
Non-deductible interest expense	-	(66,643)
Other	-	(3,021)
Less change in valuation allowance	(202,657)	(145,737)

Income tax benefit	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2003 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and  six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the periods ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2015.

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

Comparison of the three month period ended June 30, 2015 with the three month period ended June 30, 2014.

We recorded $1,083,138 in gross revenue for the three months ended June 30, 2015, offset by $514,965 of the expected settlement discount resulting in net revenue of $568,173.  For the same period in 2014, gross revenue was $1,767,599, offset by $907,939 of the expected settlement discount, resulting in net revenue of $859,860.  We are currently affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and San Antonio, Texas.  We had two large surgical procedures in the second quarter of 2014 that generated $148,000 in revenue that were not duplicated in 2015.

Service cost was $232,541 for the three months ended June 30, 2015 compared to $423,651 for the same period in 2014.  The decrease is due mainly to lower volume.

During the three months ended June 30, 2015, we incurred $479,236 of operating, general and administrative expenses compared with the $526,400 for the same period in 2014. The decrease is attributable to decreases in (i) directors and officer compensation of approximately $62,000, (ii) marketing costs of approximately $30,000, (iii) payroll of approximately $14,000, (iv) bad debt expenses of approximately $15,000 and (v) legal expenses of approximately $12,000, coupled with an increase of (i) approximately $56,000 in consulting costs, (ii) travel costs of approximately $21,000, (iii) rent expense of approximately $6,000, and (iv) other net general and administrative expenses of approximately $3,000.

During the three months ended June 30, 2015, we incurred $93,530 of research and development expenses compared with the $6,558 for the same period in 2014.  The increase is attributable to the engineering and testing fees paid to verify the Quad Video Halo (“QVH”) meets the United Laboratories (UL) requirements for medical equipment to be used in hospitals, surgery centers, and other healthcare facilities. We believe without this testing currently being performed, the QVH will not be accepted into certain healthcare markets.

As a result of the foregoing, we had net loss of $250,184 for the three months ended June 30, 2015, compared to a net loss of $153,245 for the three months ended June 30, 2014.

Comparison of the six month period ended June 30, 2015 with the six month period ended June 30, 2014.

We recorded $1,960,370 in gross revenue for the six months ended June 30, 2015, offset by $975,899 of the expected settlement discount resulting in net revenue of $984,471.  For the same period in 2014, gross revenue was $2,425,730, offset by $1,231,182 of the settlement discount, resulting in net revenue of $1,194,548.  Revenue was negatively affected by lower case volume in 2015 due to two main factors. We diverted our cash to the development of the QVH instead of funding additional cases, coupled with the fact that we had two large surgical procedures in the second quarter of 2014 that were not duplicated in 2015.

Service cost was $413,507 for the six months ended June 30, 2015 compared to $568,803 for the same period in 2014. The decrease in service cost is attributable to the lower case volume in the first quarter of 2015.

During the six months ended June 30, 2015, we incurred $961,249 of operating, general and administrative expenses compared with the $1,099,563 for the same period in 2014.  The decrease is attributable to decreases in (i) directors and officer compensation of approximately $134,000, (ii) marketing costs of approximately $59,000, (iii) payroll of approximately $9,000 and (iv) legal expenses of approximately $64,000, coupled with an increase of (i) approximately $88,000 in consulting costs, (ii) travel costs of approximately $11,000, (iii) computer expenses of approximately $6,000, (iv) rent expense of approximately $15,000, and (v) increases of other net general and administrative expenses of approximately $8,000.

During the six months ended June 30, 2015, we incurred $175,998 of research and development expenses compared with the $12,468 for the same period in 2014.  The increase is attributable to the engineering and testing fees paid to verify the QVH meets the United Laboratories (UL) requirements for medical equipment to be used in hospitals, surgery centers, and other healthcare facilities. We believe without this testing currently being performed, the QVH will not be accepted into certain healthcare markets.

As a result of the foregoing, we had net loss of $596,050 for the six months ended June 30, 2015, compared to a net loss of $633,532 for the six months ended June 30, 2014.

Liquidity and Capital Resources

For the six months ended June 30, 2015, cash used in operations was $350,052, which primarily included a net loss of $596,050, increases in prepaid expenses of $50,726, a decrease in accounts receivable of $126,586,  an decrease in accounts payable of $63,480, offset by adjustments to reconcile net income to cash used in operating activities including bad debt expense, interest expense related to warrant amortization, stock based compensation, debt discount accretion and depreciation totaling $233,618. For the six months ended June 30, 2014, cash used in operations was $204,016, which primarily included a net loss of $633,532, increases in prepaid expenses of $15,519, a decrease in accounts receivable of $39,756,  an increase in accounts payable of $14,102 and due to related parties of $374, offset by adjustments to reconcile net income to cash used in operating activities including bad debt expense, interest expense related to warrant amortization, stock based compensation, debt discount accretion and depreciation totaling $390,803. For the six months ended June 30, 2015 cash provided by financing activities was $175,000 which included amounts borrowed from the line of credit totaling $725,000, partially offset by repayments on notes payable and long-term debt of $550,000. For the six months ended June 30, 2014 cash used in financing activities was $90,000 which was used to pay related party debt

During the three months ended June 30, 2015 and 2014, we collected $717,082 and $609,421 in settlements, respectively.  For the six months ended June 30, 2015 and 2014 we collected $1,113,556 and $1,232,371 in settlements, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, 2015, we issued 40,000 restricted shares of common stock to a former consultant in connection with consulting services she provided.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

In June 2014 we issued 25,000 restricted shares of common stock to a consultant for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

ITEM 6.   EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10-KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005.) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005.) *

3.7	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

10.1	Employment Agreement with William F. Donovan, M.D. dated September 18, 2014 (Incorporated by reference from Form 8-K filed with the SEC on September 22, 2014) *

10.2	Employment Agreement with John Bergeron dated November 30, 2012 (Incorporated by reference from Form 8-K filed with the SEC on December 13, 2012.) *

10.3	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2014) *

10.4	Wells Fargo Loan Documentation (Incorporated by reference from Form 10-Q filed with the SEC on May 13, 2015) *

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

Spine Pain Management, Inc.

Date: August 13, 2015	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)