Form 10-Q
period 2015-09-30
Spine Injury Solutions, Inc
filed 2015-11-12
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2015.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from _______ to _______.

Commission file number: 000-27407

SPINE INJURY SOLUTIONS, INC.
(Name of Registrant in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

5225 Katy Freeway
Suite 600
Houston, Texas   77007
(Address of Principal Executive Offices)

(713) 521-4220
(Issuer's Telephone Number, Including Area Code)

Spine Pain Management, Inc.
(Former name of Registrant)

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

As of November 10, 2015, there were 19,755,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$199,490	$358,052
Accounts receivable, net	1,318,287	1,288,315
Prepaid expenses	211,966	336,996
Other assets	61,816	15,393

Total current assets	1,791,559	1,998,756

Accounts receivable, net of allowance for doubtful accounts of $468,191 and $342,084	3,486,670	3,864,944
Intangible assets and goodwill, net	170,200	179,200
Other assets	48,086	43,944

Total assets	$5,496,515	$6,086,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$81,072	$129,995
Related party payable	13,918	-
Current portion of long-term debt, net	500,000	350,000

Total current liabilities	594,990	479,995

Line of credit	1,100,000	500,000
Notes payable and long-term debt	50,000	550,000

Total liabilities	1,744,990	1,529,995

Commitments and contingencies
Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 19,755,882 and 19,340,882 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	19,756	19,341
Additional paid-in capital	19,884,584	19,874,599
Accumulated deficit	(16,152,815)	(15,337,091)

Total stockholders' equity	3,751,525	4,556,849

Total liabilities and stockholders’ equity	$5,496,515	$6,086,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Net revenue	$512,763	$540,519	$1,497,234	$1,735,067

Cost of providing services
Third party providers	27,618	67,784	168,806	507,667
Related party providers	193,939	173,808	466,258	302,728

Total cost of providing services	221,557	241,592	635,064	810,395

Gross profit	291,206	298,927	862,170	924,672

Research and development expenses	89,512	17,207	265,510	29,676
Operating, general and administrative expenses	409,532	582,304	1,370,781	1,681,866

Loss from operations	(207,838)	(300,584)	(774,121)	(786,870)

Other income and (expense):
Other income	2,284	4,955	8,772	19,351
Loss from debt extinguishment	-	(56,078)	-	(56,078)
Interest expense	(14,120)	(42,323)	(50,375)	(203,965)

Total other income and (expense)	(11,836)	(93,446)	(41,603)	(240,692)

Net loss	$(219,674)	$(394,030)	$(815,724)	$(1,027,562)

Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding:
Basic	19,672,132	18,789,204	19,548,382	18,740,327
Diluted	19,672,132	18,789,204	19,548,382	18,740,327

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(815,724)	$(1,027,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	180,000	180,000
Loss from debt extinguishment	-	56,078
Interest expense related to warrant amortization	-	18,445
Stock based compensation	136,233	304,360
Accretion of debt discount on long-term debt	-	48,199
Depreciation and amortization expense	17,883	34,063
Changes in operating assets and liabilities:
Accounts receivable, net	168,302	38,949
Prepaid expenses and other current assets	(47,226)	(43,806)
Related party receivables/payables	13,918	(28,594)
Accounts payable and accrued liabilities	(48,923)	641

Net cash used in operating activities	(395,537)	(419,227)

Cash flows from investing activities:
Purchase of equipment	(13,025)	(18,222)

Net cash used in investing activities	(13,025)	(18,222)

Cash flows from financing activities:
Payment of notes payable and long-term debt	(350,000)	(500,000)
Net proceeds from line of credit	600,000	500,000
Payment of related party payable	-	(135,699)

Net cash provided by (used in) financing activities	250,000	(135,699)

Net decrease in cash and cash equivalents	(158,562)	(573,148)

Cash and cash equivalents at beginning of period	358,052	687,549
Cash and cash equivalents at end of period	$199,490	$114,401

Non-cash financing activities:
Common stock issued for financing agreement	$-	$240,000
Common stock issued for debt modification	$-	$60,000
Supplementary cash flow information:
Interest paid	$49,492	$137,322
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Injury Solutions Inc. was incorporated under the laws of Delaware on March 4, 1998.  We changed our name from Spine Pain Management Inc. to Spine Injury Solutions on October 1, 2015.

We are a technology, marketing, management, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding the providers accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently are affiliated with four spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas, and San Antonio, Texas. In January 2014 we made the decision to discontinue doing business in Florida and McAllen, Texas (see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

We own a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams.  During 2014 and continuing in 2015, we have refined the technology, through further research and development resulting in a fully commercialized Quad Video Halo System 3.0 (the “QVH”).  Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and an audio/video is made which is given to the patient’s representative to verify the treatment received.  We believe the video will expedite the settlement process.  As of September 30, 2015, the QVH is undergoing tests by a third party testing organization to verify that the QVH meets the standard ANSI  requirements for medical equipment to be used in hospitals, surgery centers and other healthcare facilities.  Our patented (Patent No. 9,084,577) technology meets UL compliance with specific immunity and emissions standards required by IEC 60601-1-2-2007.  The additional safety testing is in progress.

In September 2014, we created a wholly owned subsidiary, Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets affiliated with the QVH units.  As of September 30, 2015 the subsidiary held no assets or liabilities.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $1,148,117 to $16,152,815 as of September 30, 2015. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of our operations for the interim period ended September 30, 2015, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spine Injury Solutions, Inc. and its wholly owned subsidiaries, Quad Video Halo, Inc. and Gleric Holdings, LLC. All material intercompany balances of transactions have been eliminated upon consolidation.

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

Revenue Recognition

Revenues are recognized in accordance with SEC staff accounting bulletin, Topic 13, Revenue Recognition, which specifies that only when persuasive evidence of an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

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

SPINE INJURY SOLUTIONS, INC.
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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of September 30, 2015 and December 31, 2014, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the condensed consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At September 30, 2015 and December 31, 2014, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $468,191 and $342,084, at September 30, 2015 and December 31, 2014, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the quarter ended September 30, 2015 and 2014, we recognized compensation expense related to our stock options of $0 and $21,000, respectively. For the nine months ended September 30, 2015 and 2014, we recognized $0 and $155,110 in compensation expense associated with stock options. We also recognized compensation and consulting expense for issuances of our common stock in exchange for services of $136,233 and $148,830 during the nine months ended September 30, 2015 and 2014, respectively, and $37,500 and $91,000 for the three months ended September 30, 2015 and 2014, respectively.

SPINE INJURY SOLUTIONS, INC.
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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three and nine months ended September 30, 2015 and 2014, we recognized no estimated interest or penalties as income tax expense.

Legal Costs and Contingencies

In the normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.  As of September 30, 2015 and December 31, 2014, we recognized no estimated or contingent losses.

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and nine months ended September 30, 2015 and 2014, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the condensed consolidated statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

SPINE INJURY SOLUTIONS, INC.
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

 SPINE INJURY SOLUTIONS, INC.
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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 52%, based on settled patient cases, was used to reduce revenue to 48% of CPT code billings (“gross revenue”) during the three and nine months ended September 30, 2015 and 2014.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2014, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of September 30, 2015 and December 31, 2014 that 25% of cases will be subject to a settlement or judgment within one year of a medical procedure.

We take the following steps to establish an arrangement between all parties and facilitate collection upon settlement or final judgment of cases:

•
The patient completed and signed medical and financial paperwork, which included an acknowledgement of the patient’s responsibility of payment for the services provided by the affiliated doctor. Additionally, the paperwork should include an assignment of benefits derived from any settlement or judgment of the patient’s case.

•
The patient’s attorney issued the healthcare provider a Letter of Protection designed to guarantee payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection also should preclude any case settlement without providing for payment of the patient’s medical bill.

•
Most of the patients who received medical services at the diagnostic centers have typically been previously referred to a doctor from a plaintiff’s attorney, who performed the initial two to four months of conservative treatment. The doctor then typically refers the patient to one of our healthcare providers for an evaluation because of continuing symptoms. Before referring a patient to the initial doctor, the attorney is expected to have evaluated the patient’s accident case, including the conditions that gave rise to the patient’s injuries and the extent and quality of general liability insurance held by the defendant. The attorney is also responsible for determining that a settlement favorable to the patient/plaintiff is expected.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2015, we issued an aggregate 415,000 shares of common stock in connection with consulting agreements and a financing agreement to assist us in obtaining a line of credit. The shares were valued at approximately $0.30 per share, totaling approximately $122,900, which was recognized as compensation and consulting expense and included in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations.  At September 30, 2015, unrecognized expense associated with these agreements totaled $180,000.

Stock Options

We recognized $0 and $21,000 in compensation expense, associated with stock options, in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, we recognized $0 and $155,110 in compensation expense associated with stock options. As of September 30, 2015, there was no additional unamortized stock option compensation expense.

NOTE 6. RELATED PARTY TRANSACTIONS

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the quarter ended September 30, 2015 and 2014, we expensed $193,939 and $173,808 related to services provided by NSO.  For the nine months ended September 30, 2015 and 2014, we expensed $466,258 and $302,728, respectively.  As of September 30, 2015 we had a balance due to NSO of $13,918, while at December 31, 2014, no balances were outstanding related to NSO. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

During the three and nine months ended September 30, 2015, we issued 100,000 and 300,000 shares of our common stock to Peter Dalrymple, our director, under the terms of a financing agreement to assist us in obtaining a line of credit. We recognized consulting expense of $30,000 and $90,000 during the three and nine months ended September 30, 2015 in connection with the agreement.

NOTE 7.  NOTES PAYABLE

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year with an initial maturity date of March 27, 2014, which was extended to March 27, 2015. In December 2014, we made a principal payment of $200,000 on this note and in March 2015 we paid the remaining $300,000.  For the three months ended September 30, 2015 and 2014, we recorded $0 and $15,000 in interest expense related to this note. For the nine months ended September 30, 2015 and 2014, we recorded $8,600 and $45,000 in interest expense related to this note.

In June 2013, we renewed a $50,000, 10% debenture originally due September 30, 2013 to a maturity date of June 30, 2016 in exchange for 50,000 warrants at $0.45 per share.  Interest is payable quarterly and the full principal amount is due upon maturity. For the nine months ended September 30, 2015 and 2014, we recorded interest expense of $3,750, in both periods. For the three months ended September 30, 2015 and 2014, we recorded interest expense of $1,250, in both periods.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.20% at September 30, 2015.  The line of credit matures on August 31, 2017 and is personally guaranteed by Peter Dalrymple, a director of the Company. As of September 30, 2015 and December 31, 2014, outstanding borrowings under the line of credit totaled $1,100,000 and $500,000, respectively. For the three and nine months ended September 30, 2015, we recorded interest expense of $5,370 and $12,575, respectively. There was no interest expense related to this note for the three and nine months ended September 30, 2014.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES

We have not made a provision for income taxes for the three and nine months ended September 30, 2015 and 2014, since we have net operating loss carryforwards to offset any current taxable income.

Deferred tax assets consist of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31
	2015	2014

Benefit from net operating loss carryforwards	$2,750,587	$2,516,117

Allowance from doubtful accounts	159,185	116,309

Less: valuation allowance	(2,909,772)	(2,632,426)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 34%, we have determined that it is not currently likely that a deferred income tax asset of approximately $2,909,772 and $2,632,426 attributable to the future utilization of the approximate $8,089,958 and $7,400,344 in eligible net operating loss carryforwards as of September 30, 2015 and December 31, 2014, respectively, will be realized. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2035.

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

Following is a reconciliation of the benefit for federal income taxes as reported in the accompanying Condensed Consolidated Statements of Operations to the expected amount at the 34% federal statutory rate:

	Nine Months Ended September 30,
	2015	2014

Income tax benefit at the 34% statutory rate	$277,346	$349,371
Non-deductible interest expense	-	(66,643)
Other	-	(8,672)
Less change in valuation allowance	(277,346)	(274,056)

Income tax benefit	$-	$-

We are subject to taxation in the United States and certain state jurisdictions. Our tax years for 2003 and forward are subject to examination by the United States and applicable state tax authorities due to the carryforwards of unutilized net operating losses and the timing of tax filings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and  nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2014 as included in our previously filed report on Form 10-K.

Comparison of the three month period ended September 30, 2015 with the three month period ended September 30, 2014.

We recorded $1,110,533 in gross revenue for the three months ended September 30, 2015, offset by $597,770 of the expected settlement discount resulting in net revenue of $512,763.  For the same period in 2014, gross revenue was $1,130,636, offset by $590,117 of the expected settlement discount, resulting in net revenue of $540,519.  We are currently affiliated with four spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas; and San Antonio, Texas.

Service cost was $221,557 for the three months ended September 30, 2015 compared to $241,592 for the same period in 2014.  The decrease is due mainly to lower volume.

During the three months ended September 30, 2015, we incurred $409,532 of operating, general and administrative expenses compared with the $582,304 for the same period in 2014. The decrease is attributable to decreases in (i) directors and officer compensation of approximately $21,000, (ii) marketing costs of approximately $63,000, (iii) depreciation and amortization expense of approximately $19,000, (iv) travel expenses of approximately $20,000, (v) legal expenses of approximately $13,000 and (vi) consulting costs of $67,000, coupled with an increase of (i) approximately $23,000 in payroll and benefits costs, (ii) subscriptions costs of approximately $5,000, (iii) rent expense of approximately $4,000 and (iv) decreases in other net general and administrative expenses of approximately $1,000.

During the three months ended September 30, 2015, we incurred $89,512 of research and development expenses compared with $17,207 for the same period in 2014.  The increase is attributable to the engineering and testing fees paid to verify the Quad Video Halo (“QVH”) meets certain  standards. Our patented (Patent No. 9,084,577) technology meets UL compliance with specific immunity and emissions standards required by IEC 60601-1-2-2007.  The additional safety testing is in progress.  We believe without this testing currently being performed, the QVH will not be accepted into certain healthcare markets.

As a result of the foregoing, we had a net loss of $219,674 for the three months ended September 30, 2015, compared to a net loss of $394,030 for the three months ended September 30, 2014.

Comparison of the nine month period ended September 30, 2015 with the nine month period ended September 30, 2014.

We recorded $3,070,903 in gross revenue for the nine months ended September 30, 2015, offset by $1,573,669 of the expected settlement discount resulting in net revenue of $1,497,234.  For the same period in 2014, gross revenue was $3,556,366, offset by $1,821,299 of the settlement discount, resulting in net revenue of $1,735,067.  Revenue was negatively affected by lower case volume in 2015 due to two main factors. We diverted our cash to the development of the QVH instead of funding additional cases, coupled with the fact that we had two large surgical procedures in the second quarter of 2014 that were not duplicated in 2015.

Service cost was $635,064 for the nine months ended September 30, 2015 compared to $810,395 for the same period in 2014. The decrease in service cost is attributable to the lower case volume in 2015.

During the nine months ended September 30, 2015, we incurred $1,370,781 of operating, general and administrative expenses compared with the $1,681,866 for the same period in 2014.  The decrease is attributable to decreases in (i) directors and officer compensation of approximately $155,000, (ii) marketing costs of approximately $121,000, (iii) depreciation and amortization expense of approximately $17,000 and (iv) legal expenses of approximately $78,000, coupled with an increase of (i) approximately $22,000 in consulting costs, (ii) insurance costs of approximately $13,000, (iii) computer expenses of approximately $9,000, (iv) rent expense of approximately $15,000 and (v) increases of other net general and administrative expenses of approximately $1,000.

During the nine months ended September 30, 2015, we incurred $265,510 of research and development expenses compared with the $29,676 for the same period in 2014.  The increase is attributable to the engineering and testing fees paid to verify the QVH meets certain standards.  Our patented (Patent No. 9,084,577) technology meets UL compliance with specific immunity and emissions standards required by IEC 60601-1-2-2007.  The additional safety testing is in progress.  We believe without this testing currently being performed, the QVH will not be accepted into certain healthcare markets.

As a result of the foregoing, we had a net loss of $815,724 for the nine months ended September 30, 2015, compared to a net loss of $1,027,562 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, cash used in operations was $395,537, which primarily included a net loss of $815,724, increases in prepaid expenses and other current assets of $47,266, a decrease in accounts receivable of $168,302, a decrease in accounts payable of $48,923, and an increase in related party payables of $13,918, offset by adjustments to reconcile net income to cash used in operating activities including bad debt expense, stock based compensation and depreciation and amortization totaling $334,116. For the nine months ended September 30, 2014, cash used in operations was $419,227, which primarily included a net loss of $1,027,562, decreases in prepaid expenses of $43,806, a decrease in accounts receivable of $38,949, an increase in accounts payable of $641, offset by adjustments to reconcile net income to cash used in operating activities including bad debt expense, interest expense related to warrant amortization, stock based compensation, debt discount accretion and depreciation totaling $641,145. For the nine months ended September 30, 2015 cash provided by financing activities was $250,000 which included amounts borrowed from the line of credit totaling $850,000, partially offset by repayments on notes payable and long-term debt of $600,000. For the nine months ended September 30, 2014 cash used in financing activities was $135,699 which was used to pay related party debt

During the three months ended September 30, 2015 and 2014, we collected $556,275 and $547,991 in settlements, respectively.  For the nine months ended September 30, 2015 and 2014, we collected $1,669,830 and $1,780,363 in settlements, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2015, we issued 25,000 restricted shares of common stock to a consultant for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10-KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005.) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005.) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

10.1	Employment Agreement with William F. Donovan, M.D. dated September 18, 2014 (Incorporated by reference from Form 8-K filed with the SEC on September 22, 2014) *

10.2	Employment Agreement with John Bergeron dated November 30, 2012 (Incorporated by reference from Form 8-K filed with the SEC on December 13, 2012.) *

10.3	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2014) *

10.4	Wells Fargo Loan Documentation (Incorporated by reference from Form 10-Q filed with the SEC on May 13, 2015) *

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

Spine Injury Solutions, Inc.

Date: November 12, 2015	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)