Form 10-K
period 2015-12-31
Spine Injury Solutions, Inc
filed 2016-03-29
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.53 per share, the price at which the registrant’s common stock was last sold as of, June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter) was $5,959,892.

At March 23, 2016, there were 19,880,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

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

We own a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams.  During 2014 and 2015, we refined the technology, through further research and development, resulting in a fully commercialized Quad Video Halo System 3.0 (the “QVH”).  Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and an audio/video is produced which is given to the patient’s representative to verify the treatment received.  We believe the video will expedite the settlement process. We received notice on December 30, 2015 from Professional Testing (EMI), Inc. of successful completion of compliance testing of the Quad Video HALO System to meet EN 60601-1 safety standard for medical equipment.  The system also passed the IEC 60601-1-2 electromagnetic compatibility standard in September 2015.  This testing addresses the requirement of the EU Low Voltage Directive (2006/95/EC) for the CE mark.

In September 2014, we created a wholly owned subsidiary, Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets affiliated with the QVH units.

Billing and Operations

We work with independent medical contractors who perform the medical services for patients and bill a fixed fee for the services.  We fund certain spine injury diagnostic centers where we engage healthcare providers as independent contractors to perform medical services for patients. We pay the healthcare providers for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

The clinic facilities where our spine injury diagnostic centers operate are owned or leased by a medical affiliate or third party.  We have no ownership interest in these clinic facilities, nor do we have any responsibilities towards building or operating the clinic facilities. In certain states, we can own and operate a medical facility with salaried doctor employees, and presently we are exploring several states.

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

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Every state in which our business operates or in which we anticipate it will operate limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions. There are many states that permit the corporate practice of medicine, and we are exploring opportunities in these states.

Under the affiliate doctor agreements, the doctors retain sole responsibility for all medical decisions, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We attempt to structure all our health services operations, including arrangements with our doctors, to comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, there can be no assurance:

●	that private parties, courts or governmental officials with the power to interpret or enforce these laws and regulations, will not assert that we are in violation of such laws and regulations;
●	that future interpretations of such laws and regulations will not require us to modify the structure and organization of our business; or
●
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

The administrative simplification provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We believe that we are in substantial compliance with the transaction and code set standards. The transaction standards require us to use standard code sets when we transmit health information in connection with certain transactions, including health claims, health payments and remittance advices.

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

Research and Development

During the years ended December 31, 2015 and 2014, we spent $261,776 and $50,169, respectively in design and testing fees for our Quad Video Halo system.  These costs do not reflect the marketing and other associated costs with the development of the Quad Video Halo system.

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

We have a limited operating history, having begun development of our healthcare services business at the end of December 2008 and having opened our first spine injury diagnostic center in August 2009.  There can be no assurance that we will be profitable in the future or that investors’ investments in us will be returned to them in full, or at all, over time.  In view of our limited history in the healthcare industry, an investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stages.  There can be no assurance that we will be successful in undertaking any or all of the activities required for successful commercial operations.  Our failure to successfully undertake such activities could materially and adversely affect our business, prospects, financial condition and results of operations.  There can be no assurance that our business operations will generate significant revenues, that we will generate additional positive cash flow from our operations or that we will be able to achieve or sustain profitability in any future period.  Additionally, we have expended a great deal of resources developing, testing, and marketing the Quad Video Halo, but we have no assurances that the market will accept this product.

Our auditor has indicated that certain factors raise substantial doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our auditor has indicated that certain factors raise substantial doubt about our ability to continue as a going concern, including our net loss of $1,057,604 for the year ended December 31, 2015 and our accumulated deficit of $16,394,695 at year-end.  We are not generating sufficient operating cash flows to support continuing operations.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $1,389,997 to $16,394,695 as of December 31, 2015. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

Changes in laws, rules, and regulations, including those governing the corporate practice of medicine, fee splitting, workers’ compensation, and insurance, may affect our ability to expand our operations into other states and, therefore, may reduce our profitability.

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

The confidentiality of individually identifiable health information, and the conditions under which such information may be maintained, that is included in our databases, used internally, or disclosed to third parties are subject to substantial governmental regulation. Legislation governing the possession, use, and dissemination of such protected health information and other personally identifiable information has been proposed or adopted at both the federal and state levels. Such laws and regulations may require us to implement new security measures. These measures may require substantial expenditures of resources or may limit our ability to offer some of our products or services, thereby negatively impacting the business opportunities available to us. If we are found to be responsible for any violation of applicable laws, regulations, or duties related to the use, privacy, or security of protected health information or other individually identifiable information, we could be subject to civil or criminal liability.

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

We have never paid cash dividends on our common stock and do not anticipate doing so for the foreseeable future.  The payment of dividends, if any, is within the discretion of our board of directors and is dependent on our revenues and earnings, if any, capital requirements, general financial condition, and other relevant factors.  We presently intend to retain all earnings, if any, to implement our business strategy.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 1,948 square feet and was provided to us in 2014 at $6,000 per month by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our Director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines.

In September 2014, we leased a 2,400 square foot warehouse/office in Clear Lake Shores, Texas where we assemble, develop, test, and market the Quad Video Halo.  The lease is month to month with a monthly rent of $1,950.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “SPIN.”  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2015 and 2014, according to Nasdaq.com, were as follows:

Quarter Ended	High	Low
3/31/15	$0.40	$0.20
6/30/15	$0.58	$0.21
9/30/15	$0.59	$0.35
12/31/15	$0.62	$0.32
3/31/14	$0.54	$0.33
6/30/14	$0.45	$0.16
9/30/14	$0.70	$0.28
12/31/14	$0.65	$0.12

Record Holders

As of March 23, 2016, there were approximately 72 stockholders of record of our common stock, and we estimate that there were approximately 654 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 23, 2016, we have a total of 19,880,882 shares of common stock issued and outstanding.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

As of December 31, 2015, we do not have any compensation plans under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

All equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K except for the following:

In November 2015, we issued 25,000 restricted shares of common stock to a new board member, Jeffrey Cronk, D.C., as director compensation.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

In November 2015 we issued 50,000 warrants to an advisor as consideration for services.  The warrants have a term of one year and an exercise price of $0.50 per share.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

Results of Operations

For the year ended December 31, 2015 versus 2014:

We recorded $2,192,181 in net revenues with $849,756 in costs of services and gross profit of $1,342,425 for the year ended December 31, 2015.  For the year ended December 31, 2014, we recorded $2,046,977 in net revenues with $980,811 in costs of services and gross profit of $1,066,166.  Revenue for 2015 was up due to a higher collection percentage experienced for our Texas affiliates.

We recognize revenue by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  A discount rate of a 48% and 52%, based on settled patient cases, was used to determine net revenue during 2015 and 2014, respectively. Accordingly, we had gross revenues of $4,384,362 with net revenues of $2,192,181 for the year ended December 31, 2015, versus gross revenues of $4,239,164 with net revenues of $2,046,977 for the year ended December 31, 2014.

Expenses

For the year ended December 31, 2015 versus 2014:

Operating, general and administrative expenses for the year ended December 31, 2015 were $2,085,986 as compared to $2,443,386 for the year ended December 31, 2014. The decrease in operating expenses was primarily the result of fewer legal costs, consulting costs, and marketing costs.

Bad debt expense, included in operating, general and administrative expenses, totaled $467,600 and $300,000, respectively, for the years ended December 31, 2015 and 2014. The increase in bad debt expense is primarily attributable to our decision to discontinue doing business in Florida in 2014, which has resulted in limited personnel and affiliates in the region to assist in collection efforts. We increased the allowance related to Florida to reflect collection trends in Florida.

Other income (expense) for the year ended December 31, 2015 was an expense of $52,267 as compared to expense of $265,269 for the year ended December 31, 2014. For the twelve months ended December 31, 2015, other income of $10,234 offset by expenses of $62,501.  For the year ended December 31, 2014, other income was $23,219 offset by expenses of $288,488. Included in the 2014 expenses was a non-cash charge of $56,078 for the restructuring charge of the Peter Dalrymple debt as described in Note 8. The decrease in expense 2015 versus 2014, is primarily attributable to the restructuring of our debt from high interest notes to our line of credit with Wells Fargo which bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.42% at December 31, 2015.

Net Income or Loss

For the year ended December 31, 2015 versus 2014:

Net loss for the year ended December 31, 2015 was $1,057,604 compared to net loss of $1,692,658 for the year ended December 31, 2014. Higher revenues,  lower operating expenses, coupled with reduced interest costs, and lower personnel costs to develop and market the Quad Video Halo, resulted in net loss decreasing in 2015 from 2014.

Liquidity and Capital Resources

For the year ended December 31, 2015 versus 2014:

During 2015, cash used in operating activities was $429,297 as compared to $57,285 of cash generated in 2014.  The decrease in cash generated in operations was mainly due to a decrease in collections from our spine injury diagnostic centers, coupled with our cash requirements for our Odessa affiliate. Clinics do not start collecting any funds until settlements are reached in lawsuits, which can be over twelve months. Our settlement collections totaled $2,193,094 in 2015 compared to $2,909,184 in 2014.  Settlement collections for the three months ended December 31, 2015 and 2014 were $523,264 and $1,128,821, respectively.

During the year ended December 31, 2015, we purchased Quad Video Halo equipment totaling $50,108 versus a purchase of similar equipment of $51,083 in 2014, resulting in cash used in investing activities.

Cash flows generated by financing activities totaled $295,000 for the year ended December 31, 2015, consisting of a payment of long- term debt of $350,000, and $645,000 of draws on our line of credit. For the year ended December 31, 2014, cash flows used in financing activities totaled $335,699, consisting of a payment of long- term debt of $700,000, draws of $500,000 on the line of credit and repayments on related party notes payable of $135,699.

We have a debt of $500,000 that is due in August 2016 to our director Peter Dalrymple.  We anticipate using the line of credit to cover this payment as we continue to seek new business or we will attempt to restructure the note.

Capital Expenditures

We purchased components for a Quad Video Halo system and other assets for the warehouse at a cost of $50,108 in the year ended December 31, 2015.  During the year ended December 31, 2014, we purchased a Quad Video camera system at a cost of $51,083.

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

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2015 and 2014 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and other facts and circumstances that we believe to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Accounting Standards Updates

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2015 and 2014 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $1,389,997 to $16,394,695 as of December 31, 2015. During the year ended December 31, 2015, we realized net revenue of $2,192,181 and a net loss of $1,057,604. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2016. There can be no assurances that there will be adequate financing available to us. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2015 and 2014 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Injury Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Spine Injury Solutions, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spine Injury Solutions, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $16,394,695 and a net loss of $1,057,604 as of and for the year ended December 31, 2015.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Spine Injury Solutions, Inc.'s internal control over financial reporting as of December 31, 2015 and 2014 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, LLP Houston, Texas March 29, 2016

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

ASSETS	2015	2014

Current assets:
Cash	$173,647	$358,052
Accounts receivable, net	1,301,124	1,288,315
Prepaid expenses	159,250	336,996
Inventories	75,460	15,393

Total current assets	1,709,481	1,998,756

Accounts receivable, net of allowance for doubtful accounts of $503,477 and $342,084, respectively	3,399,896	3,864,944
Property and equipment, net	78,937	43,944
Intangible assets and goodwill, net	170,200	179,200

Total assets	$5,358,514	$6,086,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$100,457	$129,995
Due to related parties	29,400	-
Current portion of long-term debt, net	500,000	350,000

Total current liabilities	629,857	479,995

Line of credit	1,145,000	500,000
Long-term debt, including convertible note payable and secured note payable, net	50,000	550,000

Total liabilities	1,824,857	1,529,995

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized; 19,780,882 and 19,340,882 shares issued and outstanding at December 31, 2015 and 2014, respectively	19,781	19,341
Additional paid-in capital	19,908,571	19,874,599
Accumulated deficit	(16,394,695)	(15,337,091)

Total stockholders’ equity	3,533,657	4,556,849

Total liabilities and stockholders' equity	$5,358,514	$6,086,844

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015 and 2014

	2015	2014

Net revenue	$2,192,181	$2,046,977

Cost of providing services, including amounts billed by a related party of $612,337 and $373,914 during the years ended December 31, 2015 and 2014, respectively	849,756	980,811

Gross profit	1,342,425	1,066,166

Research and Development	261,776	50,169
Operating, general and administrative expenses	2,085,986	2,443,386

Income from operations	(1,005,337)	(1,427,389)

Other income and (expense):
Other income	10,234	23,219
Loss from debt extinguishment	-	(56,078)
Interest expense	(62,501)	(232,410)

Total other income and (expense)	(52,267)	(265,269)

Net loss	$(1,057,604)	$(1,692,658)

Net loss per common share:
Basic	$(0.05)	$(0.09)
Diluted	$(0.05)	$(0.09)

Shares used in loss per common share:
Basic	19,632,832	18,507,936
Diluted	19,632,832	18,507,936

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2013	18,715,882	$18,716	$19,212,669	$(13,644,433)	$5,586,952

Issuance of common stock options for compensation of officers	-	-	171,110	-	171,110
Issuance of common stock for debt restructuring with an officer	400,000	400	299,600	-	300,000
Issuance of common stock for consulting services	225,000	225	172,775	-	173,000
Detachable warrants issued with convertible debt	-	-	18,445		18,445
Net loss	-	-	-	(1,692,658)	(1,692,658)

Balances, December 31, 2014	19,340,882	19,341	19,874,599	(15,337,091)	4,556,849

Issuance of common stock options for compensation of officers	-	-	12,012	-	12,012
Issuance of common stock for debt restructuring with an officer	300,000	300	(300)	-	-
Issuance of common stock for consulting services	115,000	115	10,285	-	10,400
Issuance of common stock to directors	25,000	25	11,975		12,000
Net loss	-	-	-	(1,057,604)	(1,057,604)

Balances, December 31, 2015	19,780,882	$19,781	$19,908,571	$(16,394,695)	$3,533,657

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(1,057,604)	$(1,692,658)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	467,600	300,000
Loss from debt extinguishment	-	56,078
Interest expense related to warrant amortization	-	18,445
Accretion of debt discount on long term debt	-	48,199
Stock based compensation	190,245	351,610
Depreciation and amortization expense	24,115	40,909
Changes in operating assets and liabilities:
Accounts receivable, net	(15,361)	853,257
Prepaid expenses	21,913	71,638
Inventories	(60,067)	(15,213)
Due to related party	29,400	(28,594)
Accounts payable and accrued liabilities	(29,538)	53,614

Net cash (used in) provided by operating activities	(429,297)	57,285

Cash flows from investing activities:
Purchase of equipment	(50,108)	(51,083)

Net cash used in investing activities	(50,108)	(51,083)

Cash flows from financing activities:
Repayments on long-term debt	(350,000)	(700,000)
Proceeds from draws on line of credit	645,000	500,000
Repayments on related party payable	-	(135,699)

Net cash provided by (used in) financing activities	295,000	(335,699)

Net decrease in cash and cash equivalents	(184,405)	(329,497)

Cash and cash equivalents at beginning of period	358,052	687,549

Cash and cash equivalents at end of period	$173,647	$358,052

Supplementary disclosure of cash flow information:
Interest paid	$61,335	$164,835
Taxes paid	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Common stock issued to restructure debt	$-	$180,000
Common stock issued for prepaid services	$-	$112,500

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Injury Solutions, Inc., (the “Company,” “we” or “us”), was incorporated in Delaware on March 4, 1998 to acquire interests in various business operations and assist in their development.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $1,389,997 to $16,394,695 as of December 31, 2015.  During the year ended December 31, 2015, we realized net revenue of $2,192,181 and a net loss of $1,057,604. Successful business operations and our transition to sustained positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2016. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Spine Injury Solutions and its wholly owned subsidiary, Quad Video Halo, Inc. All material intercompany transactions have been eliminated upon consolidation

Accounting Method

Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

Revenue Recognition

Revenues are recognized in accordance with Securities and Exchange Commission’s (“SEC”) staff accounting bulletin, Topic 13, Revenue Recognition, which specifies that only when persuasive evidence for an arrangement exists; the fee is fixed or determinable; and collection is reasonably assured can revenue be recognized.

Persuasive evidence of an arrangement is obtained prior to services being rendered when the patient completes and signs the medical and financial paperwork.  Delivery of services is considered to have occurred when medical diagnostic services are provided to the patient.  The price and terms for the services are considered fixed and determinable at the time that the medical services are provided and are based upon the type and extent of the services rendered.  Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 6).

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at December 31, 2015 and 2014 are classified as finished-goods and consist of our Quad Video Halo.

Property and Equipment

Property and equipment are carried at cost.  When retired or otherwise disposed of, the related carrying cost and accumulated depreciation are removed from the respective accounts, and the net difference, less any amount realized from the disposition, is recorded in operations.  Maintenance and repairs are charged to operating expenses as incurred. Costs of significant improvements and renewals are capitalized.

Property and equipment consists of computers and equipment and are depreciated over their estimated useful lives of three to five years, using the straight-line method.

Intangible Assets and Goodwill

Intangible assets acquired are initially recognized at cost. Intangible assets acquired in a business combination are recognized at their estimated fair value at the date of acquisition. Intangibles with a finite life are amortized, ratably, based on the contractual terms of the associated agreements.

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  At December 31, 2015 and 2014, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At December 31, 2015 and 2014, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $495,877 and $342,084, at December 31, 2015 and 2014, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the years ended December 31, 2015 and 2014, we recognized compensation expense related to our stock options of $12,012 and $171,110, respectively. We also recognized compensation expense for issuances of our common stock in exchange for services of $178,233 and $180,500 during the years ended December 31, 2015 and 2014, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. As of and for the years ended December 31, 2015 and 2014, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended December 31, 2015 and 2014, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This new accounting guidance under ASC 718, Compensation – Stock Compensation, provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting entity will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by entities today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which is intended to converge U.S. GAAP on this topic with IFRS. ASU No. 2015-11 focuses on the premeasurement of inventory measured using any method other than LIFO, for example, average cost. Inventory within the scope of ASU No. 2015-11 is required to be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. For public business entities, the amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the future impact of ASU No. 2015-11 on the Company’s consolidated financial position, results of operations and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for fiscal years beginning after December 15, 2017 and early adoption is permitted.  The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014

Computers and equipment	$96,398	$46,290
Less: accumulated depreciation	(17,461)	(2,346)
	$78,937	$43,944

Depreciation expense totaling $15,115 and $22,909, respectively, was charged to operating, general and administrative expenses during the years ended December 31, 2015 and 2014.

NOTE 5.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of non-compete agreements with a cost of $54,000 that expired in 2015. During both the years ended December 31, 2015 and 2014, we recorded amortization expense of $9,000 and $18,000, respectively, related to the non-compete agreements resulting in a remaining balance of $0 and $9,000, respectively. At December 31, 2015 and 2014, goodwill totaled $170,200.

NOTE 6.  ACCOUNTS RECEIVABLE

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 48% and 52% based on settled patient cases was used to reduce revenue to 52% and 48% of CPT code billings (“gross revenue”) during 2015 and 2014, respectively.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients. The allowance for doubtful accounts was established to cover any cases where a shortfall may happen and the expected outcome is not what we had previously recorded. Historical experience, through 2014, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of December 31, 2015 and 2014 that 25% of cases will be subject to a settlement or judgment within one year of a medical procedure.

We take the following steps to establish an arrangement among all parties and facilitate collection upon settlement or final judgment of cases:

•
The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits derived from any settlement or judgment of the patient’s case.

•
The patient's attorney issues the healthcare provider a Letter of Protection designed to guarantee payment for the medical services provided to the patient from proceeds of any settlement or judgment in the accident case. This Letter of Protection also should preclude any case settlement without providing for payment of the patient’s medical bill.

•
Most of the patients who receive medical services at the affiliated diagnostic centers have already received two to four months of conservative treatment. The treating doctor then typically refers the patient to one of our affiliated healthcare providers for an evaluation of continuing symptoms.  Appropriate, reasonable, and necessary treatment programs are ordered by the affiliate doctor.

NOTE 7.  DUE TO RELATED PARTIES

As of December 31, 2015, we owed $29,400 to Northshore Orthopedics, Assoc. (“NSO”), a company owned by our Chief Executive Officer. Amounts owed are non-interest bearing, due on demand and do not follow any specific repayment schedule. We used the amounts received to meet our working capital requirements. No amounts were due to related parties as of December 31, 2014.

NOTE 8.  NOTES PAYABLE AND LONG TERM DEBT

Debentures and third party note payable

In June 2013, we renewed a $50,000, 10% debenture originally due June 30, 2013 to a maturity date of June 30, 2015 in exchange for warrants to purchase 50,000 shares at $0.45 per share. In June 2015, we repaid this debenture based on the stated contractual terms.

In June 2013, we extended the maturity date of a $50,000 third party note originally due March 9, 2015 to a maturity date of March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share.

The weighted-average estimated fair value of the 100,000 warrants issued was $0.21 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	89.5%
Risk-free interest rate	0.31%
Expected life	2 years
Dividend yield	0%

During the years ended December 31, 2015 and 2014, we recorded $0 and $18,445 in interest expense, respectively, related to the amortization of warrants associated with the debenture and third party note.

Convertible and secured notes payable

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year which was to originally mature on March 27, 2014. This note was extended for one year on February 6, 2014 with the same provisions for quarterly interest payments with the principal due upon maturity as extended, March 27, 2015.  As consideration for the extension, we issued an additional 69,445 warrants to purchase our common stock for $0.43 that expire on February 6, 2015. The holder of the note also has the right to convert into common stock, at $1.50 per share, up to 50% of the principal amount after twelve months and up to 100% of the principal amount for the twelve months following the extension date. In December 2014, we paid $200,000 principal on this note with the remaining $300,000 paid in March 2015. The warrants expired unexercised during 2015.

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that was to expire on August 29, 2015—see below regarding the extension of this note.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, discussed above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note.

Upon our consideration of this change in terms of the $1,000,000 promissory note with Mr. Dalrymple, we determined the terms significantly changed.  Based on ASC-470-50-40-10, we determined the discounted cash flows using the original effective interest rate of 24% of the revised cash flows amounted to a change greater than 10% of the carrying amount of the debt. As a result, the transaction was determined to be an extinguishment of debt resulting in the Company recording a loss on debt extinguishment of $56,078 during the year ended December 31, 2014.

Additionally, as consideration for agreeing to extend the promissory note and reduce the interest rate, we issued to Mr. Dalrymple 200,000 unvested and restricted shares of common stock that vested upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014

In accordance with ASC 470-20, Debt with Conversion and Other Options, the proceeds received from the convertible note issued in June 2012 were allocated between the convertible note and the detachable warrant based on the fair value of the convertible note without the warrant and the warrant.  The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount.  The debt discount related to the warrant is accreted into interest expense through the maturity of the convertible note. The effective conversion price of the common stock did not exceed the stated conversion rate; therefore, there is no beneficial conversion feature associated with the convertible note.  Similarly, the proceeds received from the secured note were allocated between the secured note and the detachable warrant based on the fair value of the secured note without the warrant and the warrant.  The portion of the proceeds allocated to the warrant was recognized as additional paid-in capital and a debt discount.  The debt discounts related to the warrants are accreted into interest expense over the lives of the notes.

The weighted-average estimated fair value of the 69,445 and 333,333 warrants issued with the convertible and secured notes, respectively, was $0.62 and $0.81 per share, respectively, using the Black-Sholes pricing model with the following assumptions:

	Convertible	Secured
Description	Note	Note

Expected volatility	128%	133%
Risk-free interest rate	0.31%	0.36%
Expected life	2 years	3 years
Dividend yield	0%	0%

During the year ended December 31, 2014, we recognized the remaining $11,679 of discount on the convertible note and $36,520 of discount on the secured note as interest expense. Also, during the year ended December 31, 2014, the $56,078 of unamortized discount on the secured note at the date of restructuring was recognized as a loss on extinguishment of debt, as previously discussed.  We did not recognize any interest expense related to discounts for the year ended December 31, 2015.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.42% at December 31, 2015.  The line of credit matures on August 31, 2017 and is personally guaranteed by Mr. Dalrymple. As of December 31, 2015 and 2014, outstanding borrowings under the line of credit totaled $1,145,000 and $500,000, respectively.

Under the terms of the financing agreement previously discussed, we also granted 800,000 unvested and restricted shares of common stock to Mr. Dalrymple with 100,000 shares vesting upon finalization of the line of credit agreement on September 8, 2014, and the remaining shares vesting, in 100,000 share increments, quarterly so long as the revolving credit remains in effect. During the years ended December 31, 2015 and 2014, we recorded $90,000 and $60,000, respectively, as compensation expense related to this stock issuance.

The following table provides a listing of the future contractual maturities of long-term debt at December 31, 2015.

Year
2016	500,000
2017	1,195,000
Total	$1,695,000

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2015 and 2014, we issued common stock to compensate officers, employees, directors and outside professionals. The stock issuances were valued based on the quoted market price of our common stock on the respective measurement dates. Following is an analysis of common stock issuances during the years ended December 31, 2015 and 2014:

On August 20, 2014, we entered into a Financing Agreement with Peter Dalrymple, our director, which provides for Mr. Dalrymple to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit from a commercial lender, including providing a personal guaranty on the line of credit.

Under the terms of the financing agreement discussed in Note 8, we granted 800,000 unvested and restricted shares of common stock to Mr. Dalrymple. The stock vested as follows: (i) upon finalization of the line of credit with Wells Fargo on September 8, 2014, 100,000 shares vested, and (ii) thereafter, so long as the revolving line of credit remains in effect, 100,000 shares will vest at the end of each subsequent three-month period.  Additionally, as consideration for agreeing to extend the promissory note and reduce the interest rate, we issued to Mr. Dalrymple 200,000 unvested and restricted shares of common stock, which stock also vested upon finalization of the line of credit with Wells Fargo on September 8, 2014.  All shares are valued at $0.30 per share totaling $300,000.

All together, we granted Mr. Dalrymple 1,000,000 shares of stock of which 300,000 shares vested and were issued during 2015 and 400,000 shares vested and were issued in 2014.  During the years ended December 31, 2015 and 2014, we recognized compensation expense of $120,000 and $120,000, respectively, related to these share grants. At December 31, 2015, unrecognized compensation expense was $60,000 and will be recognized as expense as the shares vest in 2016.

In November 2015, we issued 25,000 restricted shares of common stock to a director, valued at $0.48 per share, totaling $12,000, which was recognized as compensation expense during 2015.

In September 2014, we entered into an agreement with a consultant to assist us with the development of our Quad Video Halo. We granted him 400,000 unvested shares valued at $0.30 per share, totaling $120,000, with the shares to be vested and issued quarterly with 25,000 shares the first four quarters, 50,000 shares the following four quarters, and 25,000 shares the final four quarters ended September 2017. During the years ended December 31, 2015 and 2014, we recognized compensation expense of $22,500 and $7,500 related to these share grants. At December 31, 2015, unrecognized compensation expense was $90,000 and will be recognized as the shares vest.

In December 2014, we issued an aggregate of 200,000 restricted shares of common stock, valued at $0.27 per share, totaling $53,000, which was recognized as compensation expense during 2014, in connection with an engagement of a business consultant.

Warrants

During 2012, as described in Note 8, we issued 333,333 warrants in conjunction with the secured note payable. The warrants have an exercise price of $0.43 per share and expire in August 2016.

A summary of the warrant activity for the years ended December 31, 2015 and 2014 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-the-Money)

Outstanding and exercisable at December 31, 2013	902,778	$1.85	1.0

Warrants expired (Series D)	(200,000)

Outstanding and exercisable at December 31, 2014	702,778	1.85	1.0

Warrants expired (Loan extension and Series D)	(300,000)	0.82

Warrants issued	50,000

Warrants expired (Convertible note warrants)	(69,445)	0.43

Outstanding and exercisable at December 31, 2015	383,333	$1.80	0 .6

The weighted-average estimated fair value of the 50,000 warrants issued was $0.24 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	137.8%
Risk-free interest rate	0.50%
Expected life	1 year
Dividend yield	0%

Stock Options

We recognize compensation expense related to stock options in accordance with the FASB standard regarding share-based payments, and as such, have measured the share-based compensation expense for stock options granted during the years ended December 31, 2015 and 2014 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

Details of stock option activity for the years ended December 31, 2015 and 2014 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2013	1,400,000	$0.71	1.8	-
Options expired	(50,000)
Options granted	-	-	-	-
Options forfeited	(50,000)	-	-	-
Outstanding at December 31, 2014	1,300,000	0.71	1.1	-
Options expired	(150,000)
Outstanding at December 31, 2015	1,150,000	$0.65	1.1	-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2015:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Options	Price	Expiration	Term (in years)

Officers Options	600,000	$0.77	Jun 2016	0.4
Officers Options	550,000	$0.54	Dec 2017	1.9

	1,150,000

For the year ended December 31, 2015, 150,000 director options expired. For the year ended December 31, 2014, 50,000 director options expired and 50,000 employee options were forfeited due to resignation. We recorded $12,012 and $171,110 in compensation expense in operating, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, all unrecognized compensation expense related to non-vested stock option awards has been recognized.

NOTE 10. RELATED PARTY TRANSACTIONS

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2015 and 2014, we had balances payable to NSO of $29,400 and $0, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

As further described in Note 8, during 2012 we borrowed $1,000,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. The outstanding balance of the note was $500,000 at both December 31, 2015 and 2014.

NOTE 11.  INCOME TAXES

We have not made provision for income taxes for the years ended December 31, 2014 or 2013, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at December 31:

	2015	2014

Benefit from net operating loss carryforwards	$2,819,965	$2,516,117

Allowance for doubtful accounts	168,598	116,309

Less: valuation allowance	(2,988,563)	(2,632,426)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 34%, we have determined that it is not currently more likely than not that we will realize our deferred income tax assets of approximately $2,988,563 and $2,632,426 attributable predominantly to the future utilization of the approximate $8,294,000 and $7,400,000 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2015 and December 31, 2014, respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2035.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying consolidated statements of operations, to the expected amount at the 34% federal statutory rate:

	2015	2014

Income tax benefit at the 34% statutory rate	$359,585	$575,503

Effect of state income taxes	31,728	50,780
Non-deductible interest expense	-	(22,659)
Non-deductible wage expense	(8,164)	(58,177)
Loss on extinguishment of debt	-	(19,070)
Expiration and adjustment of net operating loss carryforwards available	(14,523)	(42,725)
Non-deductible meals and entertainment	(12,489)	(12,198)
Change in valuation allowance	(356,137)	(471,454)

Income tax (provision) benefit	$-	$-

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space under an operating lease expiring in 2017. Future minimum lease payments at December 31, 2015 are as follows:

Year ending December 31,

2016	72,000
2017	6,000

$78,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015.  Based on this evaluation, our management concluded that, as of December 31, 2015, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	73	Chief Executive Officer, President and Director
John Bergeron	59	Chief Financial Officer and Director
Peter Dalrymple	72	Director
Jerry Bratton	63	Director
Jeffrey Cronk	54	Director

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

Jeffrey A. Cronk, D.C. – Dr. Cronk joined our Board of Directors in November 2015.  Since 2010 he has been the CEO and owner of American Spinal Injury and Impairment Consultants, which provides spinal injury and impairment educational programs and spinal expert review/witness services.  From 2010 to 2015, he was the Director of Education for Spinal Kinetics LLC, a company that provides assessment services of spinal soft-tissue injuries.  Prior to this, he was the owner of National Injury Diagnostics from 2005 to 2010.  Dr. Cronk graduated from Palmer College of Chiropractic with a Bachelor’s Degree in General Sciences and a Doctorate Degree in Chiropractic in 1988. That same year he became a Licensed Doctor of Chiropractic.  In 2013 he completed his law degree with a special emphasis on personal injury law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2015, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2015, except for a Form 3 and Form 4 that were filed late by Jeffrey Cronk, a director.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officers, principal financial officers, principal accounting officer or controller, and persons performing similar functions.  The Code of Ethics for Directors and Executive Officers can be found on our website at www.spinepaininc.com/investor-information.  Further, we undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Spine Injury Solutions, Inc., 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we sent to stockholders on or around October 9, 2015 for our Annual Meeting held November 10, 2015.

Audit Committee

We have established a separately-designated standing audit committee.  The Audit Committee consists of our two independent Directors, Jerry Bratton and Jeffrey Cronk, and Peter Dalrymple, who is not deemed to be independent.  Mr. Bratton is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K.  The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2015 and 2014 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2015	$120,000	$-	$-	$-		$-	$-	$-	$120,000
CEO and President	2014	102,461	-	-	62,110	(1)	-	-	-	164,571

John Bergeron	2015	110,000	-		-		-	-		110,000
CFO	2014	88,988	8,509		44,000	(2)	-			132,988

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

(2)
On November 30, 2012 we granted to Mr. Bergeron 200,000 unvested stock options to purchase shares of common stock at an exercise price of $0.54 per share.  The stock options will expire on December 1, 2017, and 50,000 of the stock options will vest and become exercisable every six months during the term of the agreement.  If at any time during the term of the agreement Mr. Bergeron’s employment with us should end, all unvested stock options will be relinquished. The fair market value of the options was $95,833, of which $44,000 and $48,000 in compensation expense was recognized in the Statement of Operations for the years ended December 31, 2014 and December 31, 2013, respectively.

Employment Agreements

On September 16, 2014, we entered into a three year employment agreement with our President and Chief Executive Officer, William F. Donovan, M.D.   The contract provides that we will pay Dr. Donovan an annual base salary of $120,000. The agreement also provides that we may grant Dr. Donovan performance bonuses from time to time at the discretion of the Board of Directors.  The agreement has a confidentiality provision and provides that Dr. Donovan cannot compete with us for a period upon termination of the agreement.

Mr. Bergeron’s employment contract expired on November 30, 2014.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2015:

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

Compensation of Directors

Currently, Board members are not compensated for attending meetings nor do they receive any other form of compensation in their capacity as Board members, except as set forth below.  We anticipate the Board may revisit the issue of Board member compensation at a later date.  Compensation to directors during the year ended December 31, 2015 was as follows:

Summary Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Bergeron	-	-		-	-	-	-	0
Jerry Bratton	-	-		-	-	-	-	-
William Donovan, M.D.	-	-		-	-	-	-	-
Jeffrey Cronk, D.C.	-	$12,000	(1)	-	-	-	-	$12,000
Peter Dalrymple	-	-		-	-	-	-	-

(1)
In November 2015, we issued 25,000 restricted shares of common stock to Dr. Cronk, valued at $0.48 per share, totaling $12,000, which was recognized as compensation expense during 2015.  The stock was issued as consideration for joining the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 23, 2016, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 19,880,882 shares of common stock outstanding at March 23, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 23, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	4,357,427	(2)	21.33%
Jeffrey Cronk, D.C.	25,000		0.13%
John Bergeron (1)	360,000	(3)	1.79%
Jerry Bratton (1)	1,556,100	(4)	7.83%
Peter L. Dalrymple (1)	3,120,609	(5)	15.44%
All Directors and named executive officers as a group (5 persons)	9,419,136		44.93%

(1)	The named individual is one of our executive officers or directors. His address is c/o Spine Injury Solutions, Inc., 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

(2)
Includes 557,486 shares of common stock held indirectly through NorthShore Orthopedics, Assoc. (of which Dr. Donovan is the sole shareholder and has voting and investment authority) and 3,249,941 shares held directly by Dr. Donovan.  Also includes 550,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(3)	Includes 160,000 shares of common stock and 200,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(4)
Includes 1,556,100 shares of common stock held by Mr. Bratton, of which Mr. Bratton has sole voting and investment authority of 320,000 shares and shared voting and investment authority with his spouse of 1,236,100 shares.

(5)
Includes (a) securities held individually by Peter L. Dalrymple, including (i) 800,000 shares of common stock, and (ii) warrants that are exercisable into 333,333 shares of common stock; and (b) 1,987,276 shares of common stock held by LPD Investments Ltd. (“LPD”).  Mr. Dalrymple is General Partner of LPD and has voting and investment authority over shares held by it. He is also a Limited Partner of LPD with the other Limited Partners being his wife and three trusts, of which he is trustee and his children are beneficiaries.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2014:

Plan Category	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	--	--	--
Equity compensation plans not approved by our stockholders (1)	550,000 50,000 550,000	0.77 0.50 0.54	--
Total	1,150,000	0.65	--

(1)
Consists of common shares to be issued upon exercise of outstanding stock options as follows:

•                 In June 2011, we granted our CEO stock options to purchase a total of 600,000 shares of common stock at an exercise price of $0.77 per share.  The options vest and become exercisable in twelve quarterly periods for the first three years of the five-year life of the options.  A total of 550,000 of these options remain outstanding and unexercised.
•                 In November 2015, we granted one of our consultants stock options to purchase a total of 50,000 shares of common stock at an exercise price of $.50 per share. The one-year options vested and became exercisable immediately.
•                 In November 2012, we granted three of our employees stock options to purchase 600,000 shares of common stock at an exercise price of $.54 per share.  The five year options vest every six months at 50,000 options per period.  One employee left the company and lost his 50,000 of his options which did not vest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. ("NSO"), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2015 and 2014, we had balances payable to NSO of $29,400 and $0 respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

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

Director Independence

We currently have two independent Directors on our Board, Jerry Bratton and Jeffrey Cronk, D.C.  The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Jeffrey Cronk. and Jerry Bratton and made a subjective determination as to each of these Directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director of Spine Injury Solutions, Inc.  In making these determinations, the Board reviewed information provided by these Directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees(1)	$64,000	$56,210
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-
Total Fees	$64,000	$56,210

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2015 and 2014, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2016.

Spine Injury Solutions, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 29, 2016
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 29, 2016
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 29, 2016
Jerry Bratton	Director

/s/ Jeffrey Cronk, D.C.		March 29, 2016
Jeffrey Cronk, D.C.	Director

/s/ Peter Dalrymple		March 29, 2016
Peter Dalrymple	Director