Form 10-Q
period 2016-03-31
Spine Injury Solutions, Inc
filed 2016-05-12
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2016.
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

As of May 12, 2016, there were 20,105,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2016	2015
ASSETS	(Unaudited)

Current assets:
Cash	$127,052	$173,647
Accounts receivable, net	1,601,413	1,301,124
Prepaid expenses	157,000	159,250
Inventories	78,376	75,460

Total current assets	1,963,841	1,709,481

Accounts receivable, net of allowance for doubtful accountsof $548,690 and $503,477 at March 31, 2016 and December 31, 2015, respectively	3,187,940	3,399,896
Property and equipment, net	74,118	78,937
Intangible assets and goodwill, net	170,200	170,200

Total assets	$5,396,099	$5,358,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$67,447	$100,457
Due to related parties	57,336	29,400
Current portion of long-term debt, net	550,000	500,000

Total current liabilities	674,783	629,857

Line of credit	1,125,000	1,145,000
Notes payable and long-term debt, net of discount	-	50,000

Total liabilities	1,799,783	1,824,857

Commitments and contingencies
Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 19,905,882 and 19,780,882 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	19,906	19,781
Additional paid-in capital	19,917,945	19,908,571
Accumulated deficit	(16,341,535)	(16,394,695)

Total stockholders' equity	3,596,316	3,533,657

Total liabilities and stockholders’ equity	$5,396,099	5,358,514

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2016	2015

Net revenue	$667,264	$416,298
Cost of providing services, including amounts billed by a related party of $170,238 and $125,778 during the three months ended March 31, 2016 and 2015, respectively	228,310	180,966

Gross profit	438,954	235,332

Operating, general and administrative expenses	366,513	482,013
Research and development	6,149	82,468

Income (loss) from operations	66,292	(329,149)

Other income and (expense):
Other income	2,297	4,596
Interest expense	(15,430)	(21,313)

Total other income and (expense)	(13,133)	(16,717)

Net income (loss)	$53,159	$(345,866)

Basic and diluted earnings (loss) per common share	$0.00	$(0.02)

Shares used in earnings (loss) per common share:
Basic	19,843,382	19,465,882
Diluted	19,843,382	19,465,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$53,159	$(345,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	66,200	75,000
Stock based compensation	39,500	50,833
Depreciation and amortization expense	4,819	7,389
Changes in operating assets and liabilities:
Accounts receivable, net	(154,533)	(19,824)
Inventories	(2,916)	(12,900)
Prepaid expenses and other assets	(27,750)	(13,454)
Due to related party	27,936	36,215
Accounts payable and accrued liabilities	(33,010)	(8,150)

Net cash used in operating activities	(26,595)	(230,757)

Cash flows from investing activities:
Purchase of equipment	-	(10,847)

Net cash used in investing activities	-	(10,847)

Cash flows from financing activities:
Payment of notes payable and long-term debt	-	(300,000)
Net proceeds from line of credit	(20,000)	525,000

Net cash (used in) provided by financing activities	(20,000)	225,000

Net decrease in cash and cash equivalents	(46,595)	(16,604)

Cash and cash equivalents at beginning of period	173,647	358,052

Cash and cash equivalents at end of period	$127,052	$341,448

Supplementary disclosure of cash flow information:
Interest paid	$15,430	$21,213
Taxes paid	-	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  DESCRIPTION OF BUSINESS

Spine Injury Solutions Inc. (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. We changed our name to Spine Injury Solutions Inc. on September 1, 2015.

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

We currently are affiliated with four spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas and San Antonio, Texas. We are seeking additional funding for expansion by way of reasonable debt financing to accelerate this future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

We own a device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” that we believe can attract additional physicians and patients, expedite settlements and provide us with additional revenue streams.  We have refined the technology, through research and development resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.  We believe the video will expedite the settlement process.  Additionally, with regulatory approval (if necessary) we anticipate independent medical representatives will sell Quad Video Halo units to outside hospitals and clinics.

In September 2014, we created a wholly owned subsidiary Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets affiliated with the Quad Video Halo units.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $1,336,837 to $16,341,535 as of March 31, 2016. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended March 31, 2016, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

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

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. The goodwill amount is tested for impairment when events or circumstances indicate the asset might be impaired, but at least annually.  Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of March 31, 2016 and December 31, 2015, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At March 31, 2016 and December 31, 2015, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $548,690 and $503,477, at March 31, 2016 and December 31, 2015, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the quarters ended March 31, 2016 and 2015, we recognized compensation expense related to our stock options of $0 and $72,000, respectively. We also recognized compensation expense for issuances of our common stock in exchange for services of $39,500 and $50,833 during the quarters ended March 31, 2016 and 2015, respectively.

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

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three months ended March 31, 2016 and 2015, we recognized no estimated interest or penalties as income tax expense.

With few exceptions, the Company is no longer subject to federal or state income tax examinations for years before 2012.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2016 and 2015, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the statements of operations, because all such securities were anti-dilutive.  The earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of good or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017).  Early adoption is not permitted.  We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition and have not yet determined the method with which we will adopt the standard in 2018.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This new accounting guidance under ASC 718, Compensation – Stock Compensation, provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 did not  have a significant impact on the consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplified Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income statement – Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments of ASU No. 2015-01 can be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2015-01 did not have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification TM and improves current GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU No. 2015-02 did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 did not have a significant impact on the Company’s consolidated financial position, results of operations or disclosures.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounted for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the future impact of ASU No. 2016-02 on the Company’s consolidated financial position, results of operations and disclosures.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. A discount rate of 48% and 52%, respectively, based on settled patient cases, was used to reduce revenue to 52% and 48%, respectively, of CPT code billings (“gross revenue”) during the three months ended March 31, 2016 and 2015.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2015, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of March 31, 2016 and December 31, 2015 that 30% and 25%, respectively, of cases will be subject to a settlement or judgment within one year of a medical procedure.

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

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the quarters ended March 31, 2016 and 2015, we expensed $170,238 and $125,778 related to services provided by NSO. As of March 31, 2016 and December 31, 2015, we had balances payable to NSO of $57,336 and $29,400, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2016, 100,000 shares of common stock vested to Peter Dalrymple, a director of the Company, pursuant to a Financing Agreement whereby he assisted in helping us obtain a revolving line of credit. The shares were valued at $0.30 per share resulting in recognition of expense of $30,000 for the three months ended March 31, 2016.

In February, 2016, we issued 25,000 shares of common stock to a consultant, valued at $0.38 per share, totaling $9,500, which was recognized as compensation expense during the three months ended March 31, 2016.

NOTE 7.  NOTES PAYABLE

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year with an initial maturity date of March 27, 2014, which was extended to March 27, 2015. In December 2014, we made a principal payment of $200,000 on this note and in March 2015 we paid the remaining $300,000. For the quarters ended March 31, 2016 and 2015, we recorded $0 and $8,600 in interest expense related to this note.

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.  On August 20, 2014, in connection with a Financing Agreement with Mr. Dalrymple, the promissory note was amended to extend the term by one year to mature on August 29, 2016 and the interest rate was reduced to 6%.  Additionally, $500,000 of advances under the line of credit with Wells Fargo (as described below) was used as payment of principal and interest on the promissory note.  As of March 31, 2016, the note has a principal balance of $500,000.  For each of the quarters ended March 31, 2016 and 2015, we recorded $7,500 in interest expense related to this note.

In June 2013, we extended the maturity date of a $50,000 third party note originally due March 9, 2015 to a maturity date of March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share. For each of the quarters ended March 31, 2016 and 2015, we recorded $1,250 in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.43% at March 31, 2016.  The line of credit matures on August 31, 2017 and is personally guaranteed by Peter Dalrymple, a director of the Company. As of March 31, 2016 and December 31, 2015, outstanding borrowings under the line of credit totaled $1,125,000 and $1,145,000, respectively. For the quarters ended March 31, 2016 and 2015, we recorded $6,680 and $2,714 in interest expense related to this note.

NOTE 8.  INCOME TAXES

We have not made a provision for (benefit from) income taxes for the three months ended March 31, 2016 or 2015, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to the financial statements included in this Form 10-Q.
Critical Accounting Policies
See Note 3 of the accompanying notes to unaudited condensed consolidated financial statements, which note is incorporated herein by reference.
Management Overview
We provide turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries. Moving forward, our main focus will be on expansion through new affiliations with spine surgeons, orthopedic surgeons and other healthcare providers across the nation.
We continue to further refine our Quad Video Halo. We anticipate that we will begin recognizing revenue from sales of the QVH during the second quarter of 2016.
Results of Operations
The unaudited financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2016.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2015 as included in our previously filed report on Form 10-K.
As noted earlier in the description of the business in Note 1 of the Notes to Condensed Consolidated Financial Statements, we own a video recording system known as the Quad Video Halo System 3.0 (“QVH”).  We have expended funds in this quarter for further development and marketing of this system.  We anticipate that we will begin recognizing revenue from sales of the QVH during the second quarter of 2016.
Comparison of the three month period ended March 31, 2016 with the three month period ended March 31, 2015.
We recorded $1,162,621, in gross revenue for the three months ended March 31, 2016, offset by $495,357 of the expected settlement discount resulting in net revenue of $667,264.  For the same period in 2015, gross revenue was $877,231, offset by $460,933 of standard allowance for discount, resulting in net revenue of $416,298.  Revenue was positively affected by higher revenue collection percentage of 52% vs 48% last year and more volume in 2016 due to the Tyler location not being open in the first quarter of 2015. For the three months ended March 31, 2016, we managed four spine injury diagnostic centers: Houston, Texas; San Antonio, Texas; Tyler, Texas and Odessa, Texas.  Service cost was $228,310 for the three months ended March 31, 2016 compared to $180,966 for the same period in 2015. The increase in service cost is attributable to the higher case volume since we added the Tyler location in 2016.

During the three months ended March 31, 2016, we incurred $366,513 of operating, general and administrative expenses compared with the $482,013 for the same period in 2015.  Operating, general and administrative expenses were lower for the 2016 quarter compared to 2015 primarily because of a reduction in legal expenses, payroll expenses, consulting fees, and marketing expenses totaling approximately $122,000. The higher costs for the quarter ended March 31, 2015 were mostly incurred in connection with the commercialization of the QVH. We also spent $6,149 in research and development costs as compared to $82,468 in 2015.  Overall, we had $110,519 in non-cash operating charges in 2016 compared to $132,222 in non-cash operating expenses for the three months ended March 31, 2015.

As a result of the foregoing, we had net income of $53,159 for the three months ended March 31, 2016, compared to $345,866 of net loss for the three months ended March 31, 2015.
Liquidity and Capital Resources
For the three months ended March 31, 2016, cash used in operations was $26,595, which primarily included increases in accounts receivable of $154,533, inventories of $2,916, prepaid expenses of $27,750, and a decrease in accounts payable of $33,010, partially offset by net income of $53,159 and an increase of $27,936 in due to related party.  For the same period in 2015, cash used in operations was $230,757, which primarily included a net loss of $345,866 coupled with increases in accounts receivable of $19,824, prepaid expense of $13,454, inventory of $12,900, and a decrease in accounts payable of $8,150, partially offset by an increase of $36,215 in due to related party.  We used no cash in investing activities for the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2015 included a purchase of equipment totaling $10,847.
Cash used in financing activities for the three months ended March 31, 2016 consisted of a repayment on our line of credit in the amount of $175,000, coupled with draws of $155,000, resulting in net pay downs of $20,000.

We collected $512,729 and $396,473 in settlements during the three months ended March 31, 2016 and 2015, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $1,336,837 to $16,341,535 as of March 31, 2016. During the three months ended March 31, 2016, we realized net revenue of $667,264 and net income of $53,159. Successful business operations and our transition to positive cash flows from operations to achieve our business plan are dependent upon obtaining additional financing and achieving a level of collections adequate to support our growing operations.  Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations.  There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A,  “Risk Factors” in our 2015 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2015 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, 2016, we issued 25,000 shares of common stock to a consultant as consideration for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

Spine Injury Solutions, Inc.

Date: May 12, 2016	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)