Form 10-Q
period 2016-06-30
Spine Injury Solutions, Inc
filed 2016-08-11
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2016.

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

As of August 11, 2016, there were 20,105,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash	$124,314	$173,647
Accounts receivable, net	1,639,722	1,301,124
Prepaid expenses	38,500	159,250
Inventories	63,284	75,460

Total current assets	1,865,820	1,709,481

Accounts receivable, net of allowance for doubtful accounts of $614,490 and $503,477 at June 30, 2016 and December 31, 2015	3,059,979	3,399,896
Property and equipment, net	69,298	78,937
Intangible assets and goodwill, net	170,200	170,200

Total assets	$5,165,297	$5,358,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$70,969	$100,457
Due to related parties	-	29,400
Notes payable	550,000	500,000

Total current liabilities	620,969	629,857

Line of credit	1,125,000	1,145,000
Notes payable and long-term debt	-	50,000

Total liabilities	1,745,969	1,824,857

Commitments and contingencies
Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,105,882 and 19,780,882 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	20,106	19,781
Additional paid-in capital	19,832,745	19,908,571
Accumulated deficit	(16,433,523)	(16,394,695)

Total stockholders' equity	3,419,328	3,533,657

Total liabilities and stockholders’ equity	$5,165,297	$5,358,514

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Net revenue	$534,784	$568,173	$1,202,048	$984,471

Cost of providing services
Third party providers	56,165	86,000	114,237	141,188
Related party providers	128,624	146,541	298,862	272,319

Total cost of providing services	184,789	232,541	413,099	413,507

Gross profit	349,995	335,632	788,949	570,964

Research and development expenses	13,698	93,530	19,847	175,998
Operating, general and administrative expenses	414,419	479,236	780,932	961,249

Loss from operations	(78,122)	(237,134)	(11,830)	(566,283)

Other income and (expense):
Other income	1,332	1,892	3,629	6,488
Interest expense	(15,197)	(14,942)	(30,627)	(36,255)

Total other income and (expense)	(13,865)	(13,050)	(26,998)	(29,767)

Net loss	$(91,987)	$(250,184)	$(38,828)	$(596,050)

Net loss per common share:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding:
Basic	20,005,882	19,506,791	19,893,382	19,409,049
Diluted	20,005,882	19,506,791	19,893,382	19,409,049

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(38,828)	$(596,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	123,338	120,000
Stock based compensation	69,500	98,733
Depreciation and amortization expense	9,639	14,885
Changes in operating assets and liabilities:
Accounts receivable, net	(122,019)	126,586
Inventories	12,175	-
Prepaid expenses and other assets	(24,250)	(50,726)
Due to related party	(29,400)	-
Accounts payable and accrued liabilities	(29,488)	(63,480)

Net cash used in operating activities	(29,333)	(350,052)

Cash flows from investing activities:
Purchase of equipment	-	(13,024)

Net cash used in investing activities	-	(13,024)

Cash flows from financing activities:
Payment of notes payable and long-term debt	-	(350,000)
(Repayments of) proceeds from line of credit, net	(20,000)	525,000
Payment of related party payable	-	-

Net cash (used in) provided by financing activities	(20,000)	175,000

Net decrease in cash and cash equivalents	(49,333)	(188,076)

Cash and cash equivalents at beginning of period	173,647	358,052
Cash and cash equivalents at end of period	$124,314	$169,976

Supplementary cash flow information:
Interest paid	$30,627	$36,255
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS
Spine Injury Solutions Inc. (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. We changed our name to Spine Injury Solutions Inc. on September 1, 2015.  We have two wholly-owned subsidiaries, Quad Video Halo, Inc. which holds certain assets associated with our Quad Video Halo business, and Gleric Holdings, LLC which holds certain intangible assets.
We are a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries. In addition, we are developing QVH programs for documentation in regenerative medicine treatments.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers who treat spine injuries..  Our goal is to become a leader in providing technology and monetizing services to spine and orthopedic surgeons and other healthcare providers.  By monetizing the providers’ accounts receivable, patients are not unnecessarily delayed or prevented from obtaining needed treatment.   After a patient is billed for the procedures performed  we oversee collection.
We currently are providing technology and/or collection services to five spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas; El Paso, Texas and Dallas, Texas. We are seeking additional funding for expansion by way of reasonable  financing to accelerate future development.  In connection with this strategy, we plan to offer our technology to additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.
We own a patented device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” which we believe can attract additional physicians and patients, and provide us with additional revenue streams with our new programs for documentation of regenerative medicine.  We have refined the technology, through research and development, resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic and treatment procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.   Additionally, we anticipate independent medical representatives will sell Quad Video Halo units to additional hospitals and clinics.
NOTE 2.  GOING CONCERN CONSIDERATIONS
Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $1,428,825 to $16,433,523 as of June 30, 2016. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of our operations for the interim period ended June 30, 2016, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities known to exist as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

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

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities, and notes payable as reflected in the condensed consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of June 30, 2016 and December 31, 2015, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the condensed consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At June 30, 2016 and December 31, 2015, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $614,490 and $503,477, at June 30, 2016 and December 31, 2015, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  We recognized compensation and consulting expense for issuances of our common stock in exchange for services of $69,500 and $98,733 during the six months ended June 30, 2016 and 2015, respectively, and $30,000 and $47,900 for the three months ended June 30, 2016 and 2015, respectively.

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

We are subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, we will adjust tax expense to reflect our ongoing assessments of such matters which requires judgment and can materially increase or decrease our effective rate as well as impact operating results.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three and six months ended June 30, 2016 and 2015, we recognized no estimated interest or penalties as income tax expense.

With few exceptions, the Company is no longer subject to federal or state income tax examinations for years before 2012.

Legal Costs and Contingencies

In the normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.  For the three and six months ended June 30, 2016 and 2015, we recognized no estimated legal or contingent losses.

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and six months ended June 30, 2016 and 2015, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the condensed consolidated statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. In July 2015, the FASB issued ASU No 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017). Early adoption is permitted. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition and have not yet determined the method with which we will adopt the standard in 2018.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This new accounting guidance under ASC 718, Compensation – Stock Compensation, provides explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. The guidance will become effective prospectively for fiscal years and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting entity will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by entities today in the financial statement footnotes. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a significant impact on the Company’s condensed consolidated financial position, results of operations or disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplified Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income statement – Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments of ASU No. 2015-01 can be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2015-01 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations or disclosures.

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
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations or disclosures.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability , which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounted for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the future impact of ASU No. 2016-02 on the Company’s condensed consolidated financial position, results of operations and disclosures.

NOTE 4.  ACCOUNTS RECEIVABLE

We recognize revenue and accounts receivable in accordance with SEC staff accounting bulletin, Topic 13, “Revenue Recognition”, which requires persuasive evidence that a sales arrangement exists; the fee is fixed or determinable; and collection is reasonably assured before revenue is recognized. The patients are billed by the healthcare provider based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure.

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the Accounts Receivable and the estimated revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the three and six months ended June 30, 2016. The discount rate was 52% for the three and six months ended June 30, 2015, which reduced revenue to 48% of gross revenue.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2015, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of June 30, 2016 and December 31, 2015 that 30% and 25%, respectively, of cases will be collected within one year of a medical procedure.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock

During the three and six months ended June 30, 2016, we issued an aggregate of 200,000 and 300,000 shares, valued at $0.30 per share, in connection with a financing agreement with a director of the Company for his assistance in obtaining our line of credit. The 200,000 shares issued during the three months ended June 30, 2016, includes 100,000 shares that vested during the fourth quarter of 2015. Accordingly, the associated expense of $30,000 was expensed during 2015. During the three and six months ended June 30, 2016, we expensed $30,000 and $60,000, respectively, related to the financing agreement. At June 30, 2016, unrecognized expense associated with this agreement totaled $5,000.

During the six months ended June 30, 2016, we issued 25,000 shares, valued at $0.38 per share, in connection with a consulting agreement. The total value of $9,500 was recognized as consulting expense in the accompanying condensed consolidated statements of operations during the first quarter of 2016.

Other

An agreement with a consultant was not renewed.    Under the terms of the agreement, we were to issue a specified amount of shares each quarter upon the completion of certain measures as specified in the agreement. Upon the non-renewal of the agreement, previously recognized prepaid expense and additional paid-in capital totaling $85,000 was reversed.

NOTE 6.  RELATED PARTY TRANSACTIONS

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide technology services as an independent contractor at the Houston and Odessa diagnostic centers. For the quarter ended June 30, 2016 and 2015, we expensed $128,624 and $146,541 related to services provided by NSO.  For the six months ended June 30, 2016 and 2015 we expensed $298,862 and $272,319, respectively.  As of June 30, 2016 and December 31, 2015, we had balances payable to NSO of $0 and $29,400, respectively. Amounts outstanding are non-interest bearing, due on demand and do not follow any specific repayment plan. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

During the three and six months ended June 30, 2016, we issued 200,000 and 300,000 shares of our common stock to Peter Dalrymple, our director, under the terms of a financing agreement to assist us in obtaining a line of credit. We recognized consulting expense of $30,000 and $60,000 during the three and six months ended June 30, 2016 in connection with the agreement.  As discussed in Note 5, we issued 100,000 shares during the three months ended June 30, 2016 which vested during the fourth quarter of 2015 and, accordingly, the associated expense of $30,000 was recognized during 2015.

NOTE 7.  NOTES PAYABLE

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.  On August 20, 2014, in connection with a Financing Agreement with Mr. Dalrymple, the promissory note was amended to extend the term by one year to mature on August 29, 2016 and the interest rate was reduced to 6%.  Additionally, $500,000 of advances under the line of credit with Wells Fargo (as described below) was used as payment of principal and interest on the promissory note.  As of June 30, 2016, the note has a principal balance of $500,000.  For the six months ended June 30, 2016 and 2015, we recorded interest expense of $15,000, each period, related to this note. For the three months ended June 30, 2016 and 2015, we recorded $7,500, each period,  in interest expense related to this note.

In June 2013, we extended the maturity date of a $50,000 third party note originally due March 9, 2015 to a maturity date of March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share. For the three months ended June 30, 2016 and 2015, we recorded $1,250, each period, in interest expense related to this note. For the six months ended June 30, 2016 and 2015, we recorded $2,500, each period, in interest expense related to this note.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit

On September 3, 2015, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.44% at June 30, 2016.  The line of credit matures on August 31, 2017 and is personally guaranteed by Peter Dalrymple, a director of the Company. As of June 30, 2016 and December 31, 2015, outstanding borrowings under the line of credit totaled $1,125,000 and $1,145,000, respectively. For the three and six months ended June 30, 2016, we recorded interest expense of $6,447 and $13,127, respectively. There was no interest expense related to this note for the three and six months ended June 30, 2015.

NOTE 8.  INCOME TAXES

We have not made a provision for (benefit from) income taxes for the three and six months ended June 30, 2016 or 2015, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the periods ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2016.

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

Comparison of the three month period ended June 30, 2016 with the three month period ended June 30, 2015.

We recorded $892,926 in gross revenue for the three months ended June 30, 2016, offset by $358,142 of the expected settlement discount resulting in net revenue of $534,784.  For the same period in 2015, gross revenue was $1,083,138, offset by $514,965 of the expected settlement discount, resulting in net revenue of $568,173.  The decrease in revenue is attributed to lower sales volume during the quarter, primarily in the San Antonio market. We are currently providing technology and funding services with five spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas; Dallas, Texas and El Paso, Texas.  Additionally, we recorded our first sale of a Quad Video Halo unit for $60,000 .

Service cost was $184,789 for the three months ended June 30, 2016 compared to $232,541 for the same period in 2015.  The decrease is due mainly to lower volume.

During the three months ended June 30, 2016, we incurred $414,419 of operating, general and administrative expenses compared to $479,236 for the same period in 2015. The decrease is attributable to decreases in (i) consulting expenses of approximately $34,000, (ii) marketing costs of approximately $10,000, (iii) legal costs of approximately $14,000, (iv) travel expenses of approximately $17,000 (v) amortization costs of $5,000, coupled with an increase of approximately $12,000 in bad debt costs and other net general and administrative expenses of approximately $3,000.

During the three months ended June 30, 2016, we incurred $13,698 of research and development expenses compared with the $93,530 for the same period in 2015.  The higher cost in 2015 is attributable to the engineering and testing fees paid to verify the Quad Video Halo (“QVH”) meets the professional testing requirements for medical equipment to be used in hospitals, surgery centers, and other healthcare facilities. Similar testing was not required in 2016. We continually improve and refine the QVH resulting in additional expense.

As a result of the foregoing, we had net loss of $91,987 for the three months ended June 30, 2016, compared to a net loss of $250,184 for the three months ended June 30, 2015.

Comparison of the six month period ended June 30, 2016 with the six month period ended June 30, 2015.

We recorded $2,055,547 in gross revenue for the six months ended June 30, 2016, offset by $853,499 of the expected settlement discount resulting in net revenue of $1,202,048.  For the same period in 2015, gross revenue was $1,960,370, offset by $975,899 of the settlement discount, resulting in net revenue of $984,471.  Revenue was affected positively by the addition of the Tyler, Texas affiliate during the third quarter of 2015 and the sale of a Quad Video Halo unit in 2016, partially offset by reductions in the San Antonio market during the second quarter of 2016.

Service cost was $413,099 for the six months ended June 30, 2016 compared to $413,507 for the same period in 2015. Service costs were comparable for the six months ended June 30, 2016 and 2015.

During the six months ended June 30, 2016, we incurred $780,932 of operating, general and administrative expenses compared with the $961,249 for the same period in 2015. The decrease is attributable to decreases in (i) consulting expenses of approximately $83,000, (ii) marketing costs of approximately $40,000, (iii) legal costs of approximately $20,000, (iv) travel expenses of approximately $30,000 (v) amortization costs of $9,000, coupled with an increase of approximately $2,000 in other net general and administrative expenses. During the six months ended June 30, 2016, we incurred $19,847 of research and development expenses compared with the $175,998 for the same period in 2015.  The higher cost in 2015 is attributable to the engineering and testing fees paid to verify the QVH meets the professional testing requirements for medical equipment to be used in hospitals, surgery centers, and other healthcare facilities.

As a result of the foregoing, we had net loss of $38,828 for the six months ended June 30, 2016, compared to a net loss of $596,050 for the six months ended June 30, 2015.

Liquidity and Capital Resources

For the six months ended June 30, 2016, cash used in operations was $29,333, which primarily included a net loss of $38,828, increases in prepaid expenses of $24,250, a decrease in inventory of $12,176, an increase in accounts receivable of $122,019,  a decrease in due to related party of $29,400, a decrease in accounts payable of $29,488, offset by non-cash expenses, including bad debt expense, stock based compensation expense and depreciation expense totaling $202,478. For the six months ended June 30, 2015, cash used in operations was $350,052, which primarily included a net loss of $596,050, increases in prepaid expenses of $50,726, a decrease in accounts receivable of $126,586, a decrease in accounts payable of $63,480, offset by non-cash expenses, including bad debt expense, stock based compensation expense, and depreciation expense totaling $233,618. For the six months ended June 30, 2016 cash used in financing activities was $20,000 which included amounts borrowed from the line of credit totaling $255,000, partially offset by repayments on the line of credit totaling $275,000. For the six months ended June 30, 2015 cash provided by financing activities was $175,000 which included net amounts borrowed from the line of credit totaling $525,000, partially offset by repayments on notes payable and long-term debt of $350,000.

During the three months ended June 30, 2016 and 2015, we collected $571,736 and $717,082, respectively.  For the six months ended June 30, 2016 and 2015 we collected $1,084,466 and $1,113,558 respectively.

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

ITEM 6.   EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10-KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005.) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005.) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

10.1	Employment Agreement with William F. Donovan, M.D. dated September 18, 2014 (Incorporated by reference from Form 8-K filed with the SEC on September 22, 2014) *

10.2	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2015) *

10.3	Wells Fargo Loan Documentation (Incorporated by reference from Form 10-Q filed with the SEC on May 13, 2016) *

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

Spine Injury Solutions, Inc.

Date: August 11, 2016	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)