Form 10-Q
period 2016-09-30
Spine Injury Solutions, Inc
filed 2016-11-14
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2016.

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

As of November 14, 2016, there were 20,135,882, shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash	$130,139	$173,647
Accounts receivable, net	1,536,008	1,301,124
Prepaid expenses	18,500	159,250
Inventories	148,419	75,460

Total current assets	1,833,066	1,709,481

Accounts receivable, net of allowance for doubtful accounts of $663,439 and $503,477 at September 30, 2016 and December 31, 2015	2,920,581	3,399,896
Property and equipment, net	78,061	78,937
Intangible assets and goodwill, net	170,200	170,200

Total assets	$5,001,908	$5,358,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$82,154	$100,457
Due to related parties	42,827	29,400
Line of credit	1,325,000	-
Notes payable	300,000	500,000

Total current liabilities	1,749,981	629,857

Line of credit	-	1,145,000
Notes payable and long-term debt	-	50,000

Total liabilities	1,749,981	1,824,857

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,135,882 and 19,780,882 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	20,136	19,781
Additional paid-in capital	19,843,715	19,908,571
Accumulated deficit	(16,611,924)	(16,394,695)

Total stockholders’ equity	3,251,927	3,533,657

Total liabilities and stockholders’ equity	$5,001,908	$5,358,514
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Net revenue	$458,958	$512,763	$1,661,006	$1,497,234

Cost of providing services:
Third party providers	15,556	27,618	129,793	168,806
Related party providers	130,758	193,939	429,620	466,258

Total cost of providing services	146,314	221,557	559,413	635,064

Gross profit	312,644	291,206	1,101,593	862,170

Research and development expenses	18,862	89,512	38,709	265,510
Operating, general and administrative expenses	459,126	409,532	1,240,058	1,370,781

Loss from operations	(165,344)	(207,838)	(177,174)	(774,121)

Other income and (expense):
Other income	1,484	2,284	5,113	8,772
Interest expense	(14,541)	(14,120)	(45,168)	(50,375)

Total other income and (expense)	(13,057)	(11,836)	(40,055)	(41,603)

Net loss	$(178,401)	$(219,674)	$(217,229)	$(815,724)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding:
Basic	20,120,882	19,672,132	19,900,048	19,548,382
Diluted	20,120,882	19,672,132	19,900,048	19,548,382

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(217,229)	$(815,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debt	183,338	180,000
Stock based compensation	85,500	136,233
Depreciation and amortization expense	15,969	17,883
Changes in operating assets and liabilities:
Accounts receivable, net	61,093	168,302
Inventories	(88,053)	(61,816)
Prepaid expenses	(9,250)	14,590
Related party receivables/payables	13,427	13,918
Accounts payable and accrued liabilities	(18,303)	(48,923)

Net cash provided by (used in) operating activities	26,492	(395,537)

Cash flows from investing activities:
Purchase of equipment	-	(13,025)

Net cash used in investing activities	-	(13,025)

Cash flows from financing activities:
Payment of notes payable and long-term debt	(250,000)	(350,000)
Net proceeds from line of credit	180,000	600,000

Net cash (used in) provided by financing activities	(70,000)	250,000

Net decrease in cash and cash equivalents	(43,508)	(158,562)

Cash and cash equivalents at beginning of period	173,647	358,052
Cash and cash equivalents at end of period	$130,139	$199,490

Non-cash financing activities:
Transfer of inventory to property and equipment	$15,093	$-

Supplemental cash flow information:
Interest paid	$44,499	$49,492
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Injury Solutions Inc. (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. We changed our name to Spine Injury Solutions Inc. on September 1, 2015.  We have two wholly-owned subsidiaries, Quad Video Halo, Inc. which holds certain assets associated with our Quad Video Halo (“QVH”) business, and Gleric Holdings, LLC which holds certain intangible assets.

We are a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries. In addition, we are developing QVH programs to assist surgeons and other healthcare providers with treatment documentation in specialized areas, such as spine injuries and regenerative medicine.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers who treat spine injuries.  Our goal is to become a leader in providing technology and monetizing services to spine and orthopedic surgeons and other healthcare providers.  By monetizing the providers’ accounts receivable, patients are not unnecessarily delayed or prevented from obtaining needed treatment.   After a patient is billed for the procedures performed we oversee collection.

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

We own a patented device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” which we believe can attract additional physicians and patients, and provide us with additional revenue streams with our new programs designed to assist in treatment documentation.  We have refined the technology, through research and development, resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic and treatment procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.   Additionally, we anticipate independent medical representatives will sell Quad Video Halo units to additional hospitals and clinics.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $1,607,226 to $16,611,924 as of September 30, 2016. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of our operations for the interim period ended September 30, 2016, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of September 30, 2016 and December 31, 2015, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the condensed consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At September 30, 2016 and December 31, 2015, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $663,439 and $503,477, at September 30, 2016 and December 31, 2015, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair value of stock-based awards.  During the nine months ended September 30, 2016 and 2015, we recognized compensation expense related to our stock options of $6,200 and $0, respectively. We also recognized compensation and consulting expense for issuances of our common stock in exchange for services of $79,300 and $136,233 during the nine months ended September 30, 2016 and 2015, respectively, and $9,800 and $37,500 for the three months ended September 30, 2016 and 2015, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three and nine months ended September 30, 2016 and 2015, we recognized no estimated interest or penalties as income tax expense.

With few exceptions, we are no longer subject to federal or state income tax examinations for years before 2012.

Legal Costs and Contingencies

In the normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.  As of September 30, 2016 and December 31, 2015, we recognized no estimated or contingent losses.

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and nine months ended September 30, 2016 and 2015, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the condensed consolidated statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU No. 2015-02 focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current GAAP by: (1) Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; (2) Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU No. 2015-02 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations and disclosures.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the three and nine months ended September 30, 2016. The discount rate was 52% for the three and nine months ended September 30, 2015, which reduced revenue to 48% of gross revenue.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2015, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of September 30, 2016 and December 31, 2015 that 30% and 25%, respectively, of cases will be collected within one year of a medical procedure.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2016, we issued an aggregate 300,000 shares of common stock, valued at $0.30 per share, in connection with a financing agreement with a director of the Company for his assistance in obtaining a line of credit. The 300,000 shares issued during the nine months ended September 30, 2016, includes 100,000 shares that vested during the fourth quarter of 2015. Accordingly, the associated expense of $30,000 was expensed during 2015. During the nine months ended September 30, 2016, we expensed the remaining $60,000 related to the financing agreement pursuant to the agreement’s vesting schedule, which is included in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2016, there were no issuances of stock related to this agreement. As of September 30, 2016, there was no unrecognized expense associated with the financing agreement.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2016, we issued 30,000 and 55,000 shares of common stock, respectively, valued at $0.33 and $0.35 per share, respectively, in connection with employment agreements and consulting agreements. During the three and nine months ended September 30, 2016, we expensed $9,800 and $19,300, respectively, in connection with these agreements which is included in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2016, there was no unrecognized expense associated with these agreements.

Stock Options

During the three and nine months ended September 30, 2016 and 2015, we recognized $6,200 and $0, respectively, in compensation expense associated with stock options, which is included in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2016, there was no additional unamortized stock option compensation expense.

NOTE 6. RELATED PARTY TRANSACTIONS

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the quarter ended September 30, 2016 and 2015, we expensed $130,758 and $193,939 related to services provided by NSO.  For the nine months ended September 30, 2016 and 2015, we expensed $429,620 and $466,258, respectively.  As of September 30, 2016 and December 31, 2015, we had a balance due to NSO of $42,827 and $29,400, respectively. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

During the nine months ended September 30, 2016, we issued 300,000 shares of our common stock to Peter Dalrymple, our director, under the terms of a financing agreement to assist us in obtaining a line of credit. We recognized consulting expense of $0 and $60,000 during the three and nine months ended September 30, 2016 in connection with the agreement.

NOTE 7.  NOTES PAYABLE

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year. This promissory note is secured by $3,000,000 in gross accounts receivable. On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due. On August 20, 2014, in connection with a financing agreement with Mr. Dalrymple, the promissory note was amended to extend the term by one year to mature on August 29, 2016 and the interest rate was reduced to 6%. To date, a total of $750,000 of advances under the line of credit with Wells Fargo (as described below) has been used as payment on the promissory note. In August 2016, the note was amended to extend the maturity date to August 29, 2017.  As of September 30, 2016, the note has a principal balance of $250,000. For the nine months ended September 30, 2016 and 2015, we recorded interest expense of $21,250 and $22,500, respectively, related to the note. For the three months ended September 30, 2016 and 2015, we recorded interest expense of $6,250 and $7,500, respectively, related to the note.

In June 2013, we extended the maturity date of a $50,000 third party note originally due March 9, 2015 to a maturity date of March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share. For the nine months ended September 30, 2016 and 2015, we recorded $3,750, each period, in interest expense related to this note. For the three months ended September 30, 2016 and 2015, we recorded $1,250, each period, in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.50% at September 30, 2016.  The line of credit matures on August 31, 2017 and is personally guaranteed by Peter Dalrymple, a director of the Company. As of September 30, 2016 and December 31, 2015, outstanding borrowings under the line of credit totaled $1,325,000 and $1,145,000, respectively. For the nine months ended September 30, 2016 and 2015, we recorded interest expense of $20,168 and $12,575, respectively. For the three months ended September 30, 2016 and 2015, we recorded interest expense of $7,041 and $5,370, respectively.

NOTE 8.  INCOME TAXES

We have not made a provision for income taxes for the three and nine months ended September 30, 2016 and 2015, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the periods ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2016.

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

Comparison of the three month period ended September 30, 2016 with the three month period ended September 30, 2015.

We recorded $782,276 in gross revenue for the three months ended September 30, 2016, offset by $323,318 of the expected settlement discount resulting in net revenue of $458,958.  For the same period in 2015, gross revenue was $1,110,533, offset by $597,770 of the expected settlement discount, resulting in net revenue of $512,763.  We ceased providing collection services to the San Antonio diagnostic center during the first quarter of 2016, and accordingly had no revenue in San Antonio for the three months ended September 30, 2016 versus the same quarter in 2015.  This is the primary reason for the above decline in gross revenue between those two periods.  Net revenue as a percentage of gross revenue increased to 58.7% for the three months ended September 30, 2016 from 46.2% for the three months ended September 30, 2015 due to a higher collection percentage in the 2016 quarter. We are currently providing technology and funding services to five spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas; El Paso, Texas; and Dallas, Texas.

Service cost was $146,314 for the three months ended September 30, 2016 compared to $221,557 for the same period in 2015.  The decrease is due mainly to lower volume.

During the three months ended September 30, 2016, we incurred $459,126 of operating, general and administrative expenses compared with the $409,532 for the same period in 2015. The increase is attributable to increases in (i) travel costs of approximately $19,000, (ii) marketing costs of approximately $29,000, (iii) depreciation and amortization expense of approximately $3,000, (iv) payroll and benefit costs of approximately $10,000, (v) legal expenses of approximately $3,000 and (vi) office and operating expenses of $9,000, coupled with a decreases of (i) approximately $18,000 in consulting costs, and (ii) approximately $5,000 in subscriptions costs.

During the three months ended September 30, 2016, we incurred $18,862 of research and development expenses compared with $89,512 for the same period in 2015.  The decrease is attributable to costs incurred during the three months ended September 30, 2015 for engineering and testing fees to verify the Quad Video Halo (“QVH”) meets certain standards. Our patented (Patent No. 9,084,577) technology meets UL compliance with specific immunity and emissions standards required by IEC 60601-1-2-2007.

As a result of the aforementioned, we had a net loss of $178,401 for the three months ended September 30, 2016, compared to a net loss of $219,674 for the three months ended September 30, 2015.

Comparison of the nine month period ended September 30, 2016 with the nine month period ended September 30, 2015.

We recorded $2,837,823 in gross revenue for the nine months ended September 30, 2016, offset by $1,176,817 of the expected settlement discount resulting in net revenue of $1,661,006.  For the same period in 2015, gross revenue was $3,070,903, offset by $1,573,669 of the settlement discount, resulting in net revenue of $1,497,234.  We ceased providing collection services to the San Antonio diagnostic center during the first quarter of 2016, and accordingly had no revenue in San Antonio for the nine months ended September 30, 2016 versus the same period in 2015.  This loss of revenue was partially offset by our sale of a Quad Video Halo unit during the nine months ended September 30, 2016.  Net revenue as a percentage of gross revenue increased to 58.5% for the nine months ended September 30, 2016 from 48.8% for the nine months ended September 30, 2015 due primarily to a higher collection percentage in the 2016 period.

Service cost was $559,413 for the nine months ended September 30, 2016 compared to $635,064 for the same period in 2015. The decrease in service cost is attributable to the higher case volume in 2015.

During the nine months ended September 30, 2016, we incurred $1,240,058 of operating, general and administrative expenses compared with the $1,370,781 for the same period in 2015.  The decrease is attributable to decreases in (i) consulting costs of approximately $100,000, (ii) legal fees of approximately $17,000, (iii) marketing expense of approximately $14,000 and (iv) travel expenses of approximately $9,000, coupled with increases of approximately $8,000 in insurance costs and approximately $1,000 of other net general and administrative expenses.

During the nine months ended September 30, 2016, we incurred $38,709 of research and development expenses compared with the $265,510 for the same period in 2015.  The decrease is attributable to costs incurred during the nine months ended September 30, 2015 for engineering and testing fees to verify the QVH meets certain standards.  Our patented (Patent No. 9,084,577) technology meets UL compliance with specific immunity and emissions standards required by IEC 60601-1-2-2007.

As a result of the aforementioned, we had a net loss of $217,229 for the nine months ended September 30, 2016, compared to a net loss of $815,724 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

For the nine months ended September 30, 2016, cash provided in operations was $26,492, which primarily included a net loss of $217,229, an increase in inventories of $88,053, an increase in prepaid expenses  of $9,250, a decrease in accounts receivable of $61,093, a decrease in accounts payable of $18,303, and an increase in related party payables of $13,427,   offset by non-cash expenses, including bad debt expense, stock based compensation and depreciation and amortization totaling $284,807. For the nine months ended September 30, 2015, cash used in operations was $395,537, which primarily included a net loss of $815,724, an increase in inventories of $61,816, a decrease in prepaid expenses of $14,590, a decrease in accounts receivable of $168,302, a decrease in accounts payable and accrued liabilities of $48,923, and an increase in related party payables of $13,918, offset by non-cash expenses, including bad debt expense, stock based compensation and depreciation and amortization totaling $334,116. For the nine months ended September 30, 2016, there were no cash flows related to investing activities. For the nine months ended September 30, 2015, cash used in investing activities was $13,025, which was used for the purchase of equipment. For the nine months ended September 30, 2016, cash used in financing activities was $70,000 which included repayments on notes payable and long-term debt of $250,000, partially offset by amounts borrowed from the line of credit totaling $180,000. For the nine months ended September 30, 2015 cash provided by financing activities was $250,000, which included amounts borrowed from the line of credit totaling $600,000, partially offset by repayments on notes payable and long-term debt of $350,000.

During the three months ended September 30, 2016 and 2015, we collected $575,133 and $556,275 in settlements, respectively.  For the nine months ended September 30, 2016 and 2015, we collected $1,659,599 and $1,669,830 in settlements, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2016, we issued 10,000 restricted shares of common stock to a consultant for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

In the quarter ended September 30, 2016, we issued as compensation to an employee (i) 20,000 restricted shares of common stock and (ii) a three-year stock option to purchase 500,000 shares of restricted common stock at an exercise price of $0.40 per share, of which 20,000 shares vested immediately.  Thereafter, 40,000 of the remaining shares under the option vest every three months, subject to the terms and conditions of the employment and stock option agreements. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10-KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005.) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005.) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-KSB filed with the SEC on January 5, 2000.) *

10.1	Employment Agreement with William F. Donovan, M.D. dated September 18, 2015 (Incorporated by reference from Form 8-K filed with the SEC on September 22, 2014) *

10.2	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2014) *

10.3	Wells Fargo Loan Documentation (Incorporated by reference from Form 10-Q filed with the SEC on May 13, 2015) *

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

Spine Injury Solutions, Inc.

Date: November 14, 2016	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)