Form 10-K
period 2016-12-31
Spine Injury Solutions, Inc
filed 2017-03-28
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.31 per share, the price at which the registrant’s common stock was last sold as of, January 27, 2017, the last business day of the registrant’s most recently completed second fiscal quarter) was $3,566,574.

At March 23, 2017, there were 20,145,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I

ITEM 1.  BUSINESS

Spine Injury Solutions Inc. was incorporated under the laws of Delaware on March 4, 1998.  We changed our name from Spine Pain Management Inc. to Spine Injury Solutions, Inc. on October 1, 2015.

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

We currently are affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and Tyler, Texas;  An affiliation with a center in Lubbock, Texas was added in 2017.  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

Billing and Operations

We work with independent medical contractors who perform the medical services for patients and bill a fixed fee for the services.  We fund certain spine injury diagnostic centers where we work with healthcare providers as independent contractors to perform medical services for patients. We pay the healthcare providers for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

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

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Most states in which our business operates or in which we anticipate it will operate limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions. There are many states that permit the corporate practice of medicine, and we are exploring opportunities in these states.

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

Research and Development

During the years ended December 31, 2016 and 2015, we spent $45,661 and $261,776, respectively in design and testing fees for our Quad Video Halo system.  These costs do not reflect the marketing and other associated costs with the development of the Quad Video Halo system.

Employees

We currently have seven full time employees, including two officers and five other employees at our corporate headquarters and warehouse.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, including our net loss of $755,945 for the year ended December 31, 2016 and our accumulated deficit of $17,150,640 at year-end.  We are not generating sufficient operating cash flows to support continuing operations.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations.  Specifically, we rely on William Donovan, M.D., Chairman, Chief Executive Officer and President, to maintain our strategic direction.  Although Dr. Donovan serves under an employment agreement, there is no assurance that he will continue to be employed by us.  We do currently maintain $1,000,000 in key-man life insurance with respect to Dr. Donovan.

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

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,145,942 to $17,150,640 as of December 31, 2016. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

We may incur significant expenses as a result of being a publicly traded company, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being a publicly traded company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

Our healthcare business model is unproven.

Our healthcare business model depends upon our ability to implement and successfully execute our business and marketing strategy, which includes our ability to find and form relationships with spine surgeons, orthopedic surgeons and other healthcare providers, from whom they may obtain referrals for injured patients.  If we are unable to find and form relationships with such healthcare providers, our business will likely fail.

If competition increases, our growth and profits, if any, may decline.

The market to provide healthcare services and solutions is highly fragmented and competitive. Currently, we believe the management solutions that we can provide to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries resulting from automobile and work-related accidents, are somewhat unique in most geographic markets.  However, if we achieve our goal of becoming a leader in providing management services to spine surgeons, orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients, we believe that competition for our business model will substantially increase.  Further, there are many alternatives to the care management services we can provide, that are currently available to surgeons and their injured patients. We can make no assurances that we will be able to effectively compete with the various care management services that are currently available or may become available in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 1,948 square feet and is provided to us on a month-to-month basis at the rental rate of $6,000 per month by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our Director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines.  The lease expired in January 2017 and we now rent month to month at the same rate

We lease a 2,400 square foot warehouse/office in Clear Lake Shores, Texas where we assemble, develop, test, and market the Quad Video Halo.  The lease is month-to-month with a monthly rent of $1,950.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “SPIN.”  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2016 and 2015, according to Nasdaq.com, were as follows:

Quarter Ended	High	Low
3/31/16	$0.50	$0.24
6/30/16	$0.45	$0.31
9/30/16	$0.45	$0.25
12/31/16	$0.32	$0.15
3/31/15	$0.40	$0.20
6/30/15	$0.58	$0.21
9/30/15	$0.59	$0.35
12/31/15	$0.62	$0.32

Record Holders

As of March 23, 2017, there were approximately 682 stockholders of record of our common stock, and we estimate that there were approximately 600 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 23, 2017, we have a total of 20,145,882 shares of common stock issued and outstanding.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

As of December 31, 2016, we do not have any compensation plans under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

All equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K except for the following:

In September 2016, we issued 10,000 restricted shares of common stock to an advisor as consideration for services.   The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements included in this Form 10-K.

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

Results of Operations

For the year ended December 31, 2016 versus 2015:

We recorded $2,117,078 in net revenues with $689,101 in costs of services and gross profit of $1,427,977 for the year ended December 31, 2016.  For the year ended December 31, 2015, we recorded $2,192,181 in net revenues with $849,756 in costs of services and gross profit of $1,342,425.  Revenue for 2016 was down due to our center in San Antonio electing not to continue the business relationship.

We recognize revenue by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  A discount rate of a 48% based on settled patient cases, was used to determine net revenue during 2016 and 2015. Accordingly, we had gross revenues of $3,537,791 with net revenues of $2,117,078 for the year ended December 31, 2016, versus gross revenues of $4,384,362 with net revenues of $2,192,181 for the year ended December 31, 2015.  The Company realized better than expected collections during 2016 related to its outstanding accounts receivable.

Expenses

For the year ended December 31, 2016 versus 2015:

Operating, general and administrative expenses for the year ended December 31, 2016 were $2,087,266 as compared to $2,085,986 for the year ended December 31, 2015. Operating expenses were relatively flat due to an increase to bad debt expense offset by a decrease in legal costs, consulting costs, and marketing costs.

Bad debt expense, included in operating, general and administrative expenses, totaled $683,338 and $467,600, respectively, for the years ended December 31, 2016 and 2015. The increase in bad debt expense is primarily attributable to our decision to discontinue doing business in Florida in 2014, which has resulted in limited personnel and affiliates in the region to assist in collection efforts. While we continue to pursue all amounts owed, we increased the allowance for bad debt related to Florida accounts to reflect collection trends in Florida.

Other income (expense) for the year ended December 31, 2016 was an expense of $50,995 as compared to expense of $52,267 for the year ended December 31, 2015. For the twelve months ended December 31, 2016, other income was $7,057 offset by expenses of $58,052.  For the year ended December 31, 2015, other income was $10,234 offset by expenses of $62,501. The small decrease in expense 2016 versus 2015 is primarily attributable to the restructuring of our debt from high interest notes to our line of credit with Wells Fargo which bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.77% at December 31, 2016.

Net Income or Loss

For the year ended December 31, 2016 versus 2015:

Net loss for the year ended December 31, 2016 was $755,945 compared to net loss of $1,057,604 for the year ended December 31, 2015.  Lower operating expenses, coupled with reduced interest costs, and lower personnel costs to develop and market the Quad Video Halo, resulted in net loss decreasing in 2016 from 2015.

Liquidity and Capital Resources

For the year ended December 31, 2016 versus 2015:

During 2016, cash provided in operating activities was $202,616 as compared to $429,297 of cash used in 2015.  The increase in cash generated in operations was mainly due to an increase in collections from our spine injury diagnostic centers, especially Odessa, coupled with higher noncash charges. These provisions were offset by uses of cash for increased inventory of Quad Video Halo units.  Our settlement collections totaled $2,378,793 in 2016 compared to $2,193,094 in 2015.

During the year ended December 31, 2016, we did not purchase any Quad Video Halo equipment versus a purchase of similar equipment of $50,108 in 2015, resulting in cash used in investing activities.

Cash flows used in financing activities totaled $120,000 for the year ended December 31, 2016, consisting of a payment of current debt of $250,000, and $130,000 of draws on our line of credit. For the year ended December 31, 2015, cash flows provided from financing activities totaled $295,000, consisting of a payment of long- term debt of $350,000, draws of $645,000 on the line of credit.

We have debt totaling $300,000 that is due in August 2017 to our director Peter Dalrymple and the additional $50,000 that is due March 2017 to a third party.  We anticipate using the line of credit to cover these payments as we continue to seek new business or we will attempt to restructure the notes.

Capital Expenditures

We purchased components for a Quad Video Halo system and other assets for the warehouse at a cost of $50,108 in the year ended December 31, 2015.  There were no capital expenditures in 2016.

Income Tax Expense (Benefit)

We have experienced losses and as a result have net operating loss carryforwards available to offset future taxable income.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2016 and 2015 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

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

Revenue Recognition and Accounts Receivable

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the years ended December 31, 2016 and 2015.

Accounting Standards Updates

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2016 and 2015 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,145,942 to $17,150,640 as of December 31, 2016. During the year ended December 31, 2016, we realized net revenue of $2,117,078 and a net loss of $755,945. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2017. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2016 and 2015 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Injury Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Spine Injury Solutions, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spine Injury Solutions, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $17,150,640 and a net loss of $755,945 as of and for the year ended December 31, 2016.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Spine Injury Solutions, Inc.'s internal control over financial reporting as of December 31, 2016 and 2015 and, accordingly, we do not express an opinion thereon.

/s/ Ham, Langston & Brezina, LLP Houston, Texas March 28, 2017

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

Current assets:
Cash and Cash equivalents	$256,263	$173,647
Accounts receivable, net	1,395,200	1,301,124
Prepaid expenses	9,250	159,250
Inventories	183,898	75,460

Total current assets	1,844,611	1,709,481

Accounts receivable, net of allowance for doubtful accounts of $958,185 and $503,477 at December 31, 2016 and December 31, 2015, respectively	2,297,283	3,399,896
Property and equipment, net	58,641	78,937
Intangible assets and goodwill	170,200	170,200

Total assets	$4,370,735	$5,358,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,275,000	$-
Notes payable	300,000	500,000
Accounts payable and accrued liabilities	82,523	100,457
Due to related parties	-	29,400

Total current liabilities	1,657,523	629,857

Line of credit	-	1,145,000
Notes payable and long-term debt	-	50,000

Total liabilities	1,657,523	1,824,857

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,135,882 and 19,780,882 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	20,136	19,781
Additional paid-in capital	19,843,716	19,908,571
Accumulated deficit	(17,150,640)	(16,394,695)

Total stockholders’ equity	2,713,212	3,533,657

Total liabilities and stockholders’ equity	$4,370,735	$5,358,514

The accompanying notes are an integral part of the consolidated financial statements

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016 and 2015

	2016	2015

Net revenue	$2,117,078	$2,192,181

Cost of providing services, including amounts billed by a related party of $544,159 and $612,337 during the years ended December 31, 2016 and 2015, respectively	689,101	849,756

Gross profit	1,427,977	1,342,425

Research and Development	45,661	261,776
Operating, general and administrative expenses	2,087,266	2,085,986

Loss from operations	(704,950)	(1,005,337)

Other income and (expense):
Other income	7,057	10,234
Interest expense	(58,052)	(62,501)

Total other income and (expense)	(50,995)	(52,267)

Net loss	$(755,945)	$(1,057,604)

Net loss per common share:
Basic/ diluted	$(0.04)	$(0.05)

Weighted average shares used in loss per common share:
Basic/ diluted	20,127,246	19,632,832

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2014	19,340,882	$19,341	$19,874,599	$(15,337,091)	$4,556,849

Issuance of common stock options for compensation of officers	-	-	12,012	-	12,012
Issuance of common stock for debt restructuring with an officer	300,000	300	(300)	-	-
Issuance of common stock for consulting services	115,000	115	10,285	-	10,400
Issuance of common stock to directors	25,000	25	11,975		12,000
Net loss	-	-	-	(1,057,604)	(1,057,604)

Balances, December 31, 2015	19,780,882	19,781	19,908,571	(16,394,695)	3,533,657

Issuance of common stock options for compensation of employees	-	-	6,200	-	6,200

Cancellation of common stock issued for prepaid services	-	-	(90,000)	-	(90,000)
Issuance of common stock for debt restructuring with an officer	300,000	300	(300)	-	-

Issuance of common stock for consulting services	55,000	55	19,245	-	19,300

Net loss	-	-	-	(755,945)	(755,945)

Balances, December 31, 2016	20,135,882	$20,136	$19,843,716	$(17,150,640)	$2,713,212

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(755,945)	$(1,057,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	683,339	467,600
Issuance of common stocks for services	19,300	22,400
Issuance of stock options	6,200	12,012
Amortization of prepaid stock based compensation	60,000	155,833
Loss from disposal of property and equipment	1,108	-
Depreciation and amortization expense	19,188	24,115
Changes in operating assets and liabilities:
Accounts receivable, net	325,198	(15,361)
Prepaid expenses	-	21,913
Inventories	(108,438)	(60,067)
Due to related party	(29,400)	29,400
Accounts payable and accrued liabilities	(17,934)	(29,538)

Net cash provided by (used in) operating activities	202,616	(429,297)

Cash flows from investing activities:
Purchase of equipment	-	(50,108)

Net cash used in investing activities	-	(50,108)

Cash flows from financing activities:
Repayments on long-term debt	(250,000)	(350,000)
Net Proceeds from line of credit	130,000	645,000

Net cash (used in) provided by financing activities	(120,000)	295,000

Increase (decrease) in cash and cash equivalents	82,616	(184,405)

Cash and cash equivalents at beginning of period	173,647	358,052

Cash and cash equivalents at end of period	$256,263	$173,647

Supplementary disclosure of cash flow information:
Interest paid	$58,052	$61,335
Taxes paid	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Cancellation of common stock issued for prepaid services	$90,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Injury Solutions Inc. (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. We changed our name to Spine Injury Solutions Inc. on October 1, 2015.  We have two wholly-owned subsidiaries, Quad Video Halo, Inc. which holds certain assets associated with our Quad Video Halo (“QVH”) business, and Gleric Holdings, LLC which holds certain intangible assets.

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

We currently are providing technology and/or collection services to three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and Tyler, Texas. We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to offer our technology to additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,145,942 to $17,150,640 as of December 31, 2016. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Spine Injury Solutions and its wholly owned subsidiaries, Quad Video Halo, Inc. and Gleric Holdings, LLC. All material intercompany transactions have been eliminated upon consolidation.

Accounting Method

Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

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

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable, accrued liabilities, and notes payable as reflected in the consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  We maintain cash and cash equivalents in banks which at times may exceed federally insured limits. We have not experienced any losses on these deposits.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at December 31, 2016 and 2015 are classified as finished-goods and consist of our Quad Video Halo.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  At December 31, 2016 and 2015, no impairment to the asset was determined to have occurred.

Research and Development

Research and development projects and costs are expensed as incurred.  These costs consist of direct costs associated with the design of new products.  Research and development expenses incurred during the years ended December 31, 2016 and 2015, were $45,661 and $261,776, respectively.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At December 31, 2016 and 2015, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. Our sales are within a certain region of the United States of America, specifically the state of Texas.  Changes in legal or economic factors within Texas may affect the Company’s operating results.  We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, based on management’s estimates, we have established an allowance for doubtful accounts in the amount of $958,185 and $503,477, at December 31, 2016 and 2015, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the years ended December 31, 2016 and 2015, we recognized compensation expense related to our stock options of $6,200 and $12,012, respectively. We also recognized compensation expense for issuances of our common stock in exchange for services of $19,300 and $22,400 during the years ended December 31, 2016 and 2015, respectively.  During the years ended December 31, 2016 and 2015, we amortized $60,000 and $155,833, respectively, in compensation expense for issuance of common stock out of prepaid expenses.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. As of and for the years ended December 31, 2016 and 2015, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended December 31, 2016 and 2015, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplified Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income statement – Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments of ASU No. 2015-01 can be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2015-01 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations or disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnotes. ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU No. 2015-15 is effective for annual periods ending after December 15, 2016 with early application permitted.

The adoption of ASU 2014-15 did not have a significant impact on the Company’s condensed consolidated financial position, results of operations or disclosures.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-12 on the Company’s consolidated financial position, results of operations and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the future impact of ASU No. 2016-15 on the Company’s consolidated financial position, results of operations and disclosures.

In September 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Management is currently evaluating the future impact of ASU No. 2016-09 on the Company’s consolidated financial position, results of operations and disclosures.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2014-09. Management is currently evaluating the future impact of ASU No. 2016-20 on the Company’s consolidated financial position, results of operations and disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 should be applied prospectively as of the beginning of the period of adoption. Management is currently evaluating the future impact of ASU No. 2017-01 on the Company’s consolidated financial position, results of operations and disclosures.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the years ended December 31, 2016 and 2015.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2015, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of December 31, 2016 and 2015 that 30% and 25%, respectively, of cases will be collected within one year of a medical procedure.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2016 and 2015:

	2016	2015

Computers and equipment	$94,555	$96,398
Less: accumulated depreciation	(35,914)	(17,461)
	$58,641	$78,937

Depreciation expense totaling $19,188 and $15,115, respectively, was charged to operating, general and administrative expenses during the years ended December 31, 2016 and 2015.

During 2016 we incurred a loss from disposal on property and equipment totaling $1,108.

NOTE 6.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of non-compete agreements with a cost of $54,000 that expired during the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, we recorded amortization expense of $0 and $9,000, respectively, related to the non-compete agreements resulting in a remaining balance of $0. At December 31, 2016 and 2015, goodwill totaled $170,200.

NOTE 7.  NOTES PAYABLE AND LONG TERM DEBT

Debentures and third party note payable

In June 2013, we renewed a $50,000, 10% debenture originally due June 30, 2013 to a maturity date of June 30, 2015 in exchange for warrants to purchase 50,000 shares at $0.45 per share. In June 2015, we repaid this debenture based on the stated contractual terms.

In June 2013, we extended the maturity date of a $50,000 third party note originally due March 9, 2015 to a maturity date of March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share.  In March 2017 we repaid this third party note based on the stated contractual terms.

The weighted-average estimated fair value of the 100,000 warrants issued during June 2013 was $0.21 per share using the Black-Sholes pricing model with the following assumptions:

Expected volatility	89.5%
Risk-free interest rate	0.31%
Expected life	2 years
Dividend yield	0%

Convertible and secured notes payable

On June 27, 2012, we issued a $500,000 convertible promissory note bearing interest at 12% per year which was to originally mature on March 27, 2014. This note was extended for one year on February 6, 2015 with the same provisions for quarterly interest payments with the principal due upon maturity as extended, March 27, 2015.  As consideration for the extension, we issued an additional 69,445 warrants to purchase our common stock for $0.43 that expire on February 6, 2015. The holder of the note also has the right to convert into common stock, at $1.50 per share, up to 50% of the principal amount after twelve months and up to 100% of the principal amount for the twelve months following the extension date. In December 2014, we paid $200,000 principal on this note with the remaining $300,000 paid in March 2015. The warrants expired unexercised during 2015.

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that was to expire on August 29, 2015, however was extended as described below.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, discussed above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note. In August 2016, the note was amended to extend the maturity date to August 29, 2017. As of December 31, 2016 and 2015, the note had a principal balance of $250,000, and $500,000, respectively.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.77% at December 31, 2016.  The line of credit matures on August 31, 2017 and is personally guaranteed by Mr. Dalrymple. As of December 31, 2016 and 2015, outstanding borrowings under the line of credit totaled $1,275,000 and $1,145,000, respectively.

Under the terms of the financing agreement previously discussed, we also granted 800,000 unvested and restricted shares of common stock to Mr. Dalrymple with 100,000 shares vesting upon finalization of the line of credit agreement on September 8, 2014, and the remaining shares vesting, in 100,000 share increments, quarterly so long as the revolving credit remains in effect or its maturity date of August 31, 2017. During the years ended December 31, 2016 and 2015, we recorded $60,000 and $90,000, respectively, as compensation expense related to this stock issuance.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2016 and 2015, we issued common stock to compensate officers, employees, directors and outside professionals. The stock issuances were valued based on the quoted market price of our common stock on the respective measurement dates. Following is an analysis of common stock issuances during the years ended December 31, 2016 and 2015:

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

All together, we granted Mr. Dalrymple 1,000,000 shares of stock. During the twelve months ended December 31, 2015, we issued an aggregate 300,000 shares of common stock, valued at $0.30 per share, in connection with the financing agreement with Mr. Dalrymple for his assistance in obtaining a line of credit. The 300,000 shares issued during the twelve months ended December 31, 2016, includes 100,000 shares that vested during the fourth quarter of 2015. Accordingly, the associated expense of $30,000 was expensed during 2015. During the years ended December 31, 2016 and 2015, we expensed $60,000 and $120,000 related to the financing agreement pursuant to the agreement’s vesting schedule, which is included in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of December 31, 2016, there was no unrecognized expense associated with the financing agreement.

In November 2015, we issued 25,000 restricted shares of common stock to a director, valued at $0.48 per share, totaling $12,000, which was recognized as compensation expense during 2016.

In September 2014, we entered into an agreement with a consultant to assist us with the development of our Quad Video Halo. We granted him 400,000 unvested shares valued at $0.30 per share, totaling $120,000, with the shares to be vested and issued quarterly with 25,000 shares the first four quarters, 50,000 shares the following four quarters, and 25,000 shares the final four quarters ended September 2017. During the years ended December 31, 2016 and 2015, we recognized compensation expense of $22,500 and $7,500 related to these share grants.

In December 2015, we issued an aggregate of 200,000 restricted shares of common stock, valued at $0.27 per share, totaling $53,000, which was recognized as compensation expense during 2015, in connection with an engagement of a business consultant.

During the twelve months ended December 31, 2016, we issued 350,000 shares of common stock, respectively, valued at $0.28 and $0.35 per share, respectively, in connection with employment agreements and consulting agreements. During the twelve months ended December 31, 2016, we expensed $13,100, respectively, in connection with these agreements which are included in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of December 31, 2016, there was no unrecognized expense associated with these agreements.

During the year ended December 31, 2016 the Company canceled certain consulting agreements based on performance resulting in a cancellation of prepaid share based compensation of $90,000.

Warrants

During 2012, we issued 333,333 warrants in conjunction with the secured note payable. The warrants have an exercise price of $1.60 per share and expire in August 2017.

During 2013, we issued 50,000 warrants in conjunction with a third party note payable. The warrants have an exercise price of $0.21 per share and expire in March 2017.

During 2015, we issued 50,000 warrants as a consideration for consulting performed for the Company.  The warrants have an exercise price of $0.50 per share and expired in November 2016.

 The weighted-average estimated fair value of the 50,000 warrants issued during 2015 was valued using the Black-Sholes pricing model with the following assumptions:

Expected volatility	137.8%
Risk-free interest rate	0.50%
Expected life	1 year
Dividend yield	0%

A summary of the warrant activity for the years ended December 31, 2016 and 2015 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-the-Money)

Outstanding and exercisable at December 31, 2014	752,778	$1.85	1.0

Warrants expired (Series D)	(300,000)	0.82

Warrants issued	50,000	0.24

Warrants expired (Convertible note warrants)	(69,445)	0.43

Outstanding and exercisable at December 31, 2015	433,333	1.80	0.6

Warrants expired	(50,000)	0.24

Outstanding and exercisable at December 31, 2016	383,333	$1.60	0.6

Stock Options

We recognize compensation expense related to stock options in accordance with the FASB standard regarding share-based payments, and as such, have measured the share-based compensation expense for stock options granted during the years ended December 31, 2016 and 2015 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

Details of stock option activity for the years ended December 31, 2016 and 2015 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2014	1,300,000	$0.71	1.1	-
Options expired	(150,000)
Outstanding at December 31, 2015	1,150,000	0.65	1.1	-
Options granted	500,000	0.40	2.5
Options expired	(600,000)
Outstanding at December 31, 2016	1,050,000	$.47	1.8	-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2016:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Options	Price	Expiration	Term (in years)

Employee Options	500,000	$0.40	Aug 2019	2.5
Officers Options	550,000	$0.54	Dec 2017	.9

	1,050,000

 The weighted-average estimated fair value of the 500,000 options issued during 2016 was valued using the Black-Sholes pricing model with the following assumptions:

Expected volatility	194.60%
Risk-free interest rate	0.88%
Expected life	3 years
Dividend yield	0%

For the year ended December 31, 2016, 500,000 employee options were issued and 600,000 officers’ options expired leaving 1,050,000 options that expire in December 2017 and August 2019.  For the year ended December 31, 2015, 150,000 director options expired.  We recorded $6,200 and $12,012 in compensation expense in operating, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, all unrecognized compensation expense related to non-vested stock option awards has been recognized.

NOTE 9. RELATED PARTY TRANSACTIONS

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2016 and 2015, we had balances payable to NSO of $0 and $29,400, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

As further described in Note 7, during 2012 we borrowed $1,000,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. The outstanding balance of the note was $250,000 and $500,000 at December 31, 2016 and 2015, respectively.

NOTE 10.  INCOME TAXES

We have not made provision for income taxes for the years ended December 31, 2016 or 2015, since we have net operating loss carryforwards to offset current taxable income.

Deferred tax assets consist of the following at December 31:

	2016	2015

Benefit from net operating loss carryforwards	$2,922,300	$2,819,965

Allowance for doubtful accounts	325,782	168,598

Less: valuation allowance	(3,248,082)	(2,988,563)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 34%, we have determined that it is not currently more likely than not that we will realize our deferred income tax assets of approximately $3,248,082 and $2,988,563 attributable predominantly to the future utilization of the approximate $8,595,000 and $8,294,000 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2016 and December 31, 2015, respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2035.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying consolidated statements of operations, to the expected amount at the 34% federal statutory rate:

	2016	2015

Income tax benefit at the 34% statutory rate	$257,021	$359,585

Effect of state income taxes	22,678	31,728
Non-deductible wage expense		(8,164)
Expiration and adjustment of net operating loss carryforwards available	(9,855)	(14,523)
Non-deductible meals and entertainment	(10,325)	(12,489)
Change in valuation allowance	(259,519)	(356,137)

Income tax (provision) benefit	$-	$-

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space under an operating lease expiring in January 2017 with minimum lease payments at December 31, 2016 totaling $6,000. The Company has not renewed its lease and is currently on a month to month basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016.  Based on this evaluation, our management concluded that, as of December 31, 2016, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	74	Chief Executive Officer, President and Chairman
John Bergeron	60	Chief Financial Officer and Director
Peter Dalrymple	73	Director
Jerry Bratton	64	Director
Jeffrey Cronk	55	Director

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

John Bergeron, CPA – Mr. Bergeron has served as our Chief Financial Officer since October 2011 and as one of our directors since July 2010. From May 2008 through September 2012, he served as President of Jolpeg Inc., a private firm that consults on financial matters in service industries. From May 2002 until May 2008, Mr. Bergeron served as Divisional Controller of Able Manufacturing, a division of NCI Group, Inc, where his responsibilities included financial reporting, budgeting and Sarbanes-Oxley Act compliance. Prior to that, Mr. Bergeron worked as controller of different internet companies and as an accounting manager for several other private firms. He has also worked as an auditor for Arthur Andersen. Mr. Bergeron has more than thirty years experience in financial management and corporate development of manufacturing and service industry companies. He has extensive experience in financial reporting of public companies, risk management, business process re-engineering, structuring and implementing accounting procedures and internal control programs for Sarbanes-Oxley Act compliance. Mr. Bergeron is a Certified Public Accountant. He received a Bachelor of Business Administration in Accounting from Lamar University in 1979. He is also currently the President of the Montgomery County MUD #83.

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

Jeffrey A. Cronk, D.C. – Dr. Cronk joined our Board of Directors in November 2015.  Since 2010 he has been the CEO and owner of American Spinal Injury and Impairment Consultants, which provides spinal injury and impairment educational programs and spinal expert review/witness services.  From 2010 to 2016, he was the Director of Education for Spinal Kinetics LLC, a company that provides assessment services of spinal soft-tissue injuries.  Prior to this, he was the owner of National Injury Diagnostics from 2005 to 2010.  Dr. Cronk graduated from Palmer College of Chiropractic with a Bachelor’s Degree in General Sciences and a Doctorate Degree in Chiropractic in 1988. That same year he became a Licensed Doctor of Chiropractic.  In 2013 he completed his law degree with a special emphasis on personal injury law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2016, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2016, except for a Form 4 that was filed late by William Donovan, our Chief Executive Officer.

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

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we sent to stockholders on or around October 13, 2016 for our Annual Meeting held November 29, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2016 and 2015 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

							Change in
							Pension
							Value
						Non-Equity	and
						Incentive	Nonqualified
Name and					Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation	Total
Position		($)	($)	Awards ($)	($)	($)	($)	($)	($)
William Donovan, M.D.	2016	$120,000	-	-	-	-	-	-	120,000
CEO and President	2015	120,000	-	-	-	-	-	-	120,000

John Bergeron	2016	110,000	-	-	-	-	-	-	110,000
CFO	2015	110,000	-	-	-	-	-	-	110,000

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

On November 30, 2014, our employment agreement with John Bergeron expired.  Since that time, he has worked for us on an at-will basis and presently receives an annual salary of $110,000.

Outstanding Equity Awards at Fiscal Year End

The following table details all outstanding equity awards held by our named executive officers at December 31, 2016:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

John R. Bergeron (1)	200,000	(1)	-	-	0.54	12/01/2017

(1)
On November 30, 2012, we granted Mr. Bergeron stock options to purchase 200,000 shares of common stock at an exercise price of $0.54 per share.  We granted the options as consideration for his employment as Chief Financial Officer.  The options vested and became exercisable in four six month periods for the first two years of the five-year life of the options.

Compensation of Directors

Currently, Board members are not compensated for attending meetings nor do they receive any other form of compensation in their capacity as members of the Board.  We anticipate the Board may revisit the issue of Board member compensation at a later date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 23, 2017, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 20,145,882 shares of common stock outstanding at March 23, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 23, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	3,872,427	(2)	19.22%
Jeffrey Cronk, D.C.	25,000		0.12%
John Bergeron (1)	360,000	(3)	1.77%
Jerry Bratton (1)	1,556,100	(4)	7.72%
Peter L. Dalrymple (1)	3,320,609	(5)	16.21%
All Directors and named executive officers as a group (5 persons)	9,684,136		45.62%

(1)	The named individual is one of our executive officers or directors. His address is c/o Spine Injury Solutions, Inc., 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

(2)
Includes 557,486 shares of common stock held indirectly through NorthShore Orthopedics, Assoc. (of which Dr. Donovan is the sole shareholder and has voting and investment authority) and 3,314,941 shares held directly by Dr. Donovan.

(3)	Includes 160,000 shares of common stock and 200,000 shares of common stock issuable upon exercise of options that are fully vested and exercisable.

(4)
Includes 1,556,100 shares of common stock held by Mr. Bratton, of which Mr. Bratton has sole voting and investment authority of 320,000 shares and shared voting and investment authority with his spouse of 1,236,100 shares.

(5)
Includes (a) securities held individually by Peter L. Dalrymple, including (i) 1,000,000 shares of common stock, and (ii) warrants that are exercisable into 333,333 shares of common stock; and (b) 1,987,276 shares of common stock held by LPD Investments Ltd. (“LPD”).  Mr. Dalrymple is General Partner of LPD and has voting and investment authority over shares held by it. He is also a Limited Partner of LPD with the other Limited Partners being his wife and three trusts, of which he is trustee and his children are beneficiaries.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2016:

Plan Category	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	--		--	--
Equity compensation plans not approved by our stockholders (1)	550,000	(2)	0.54	--
	500,000	(3)	0.40
Total	1,050,000.47			--

(1) Consists of common shares to be issued upon exercise of outstanding stock options.

(2) On December 1, 2012, we granted three of our employees five-year stock options to purchase 600,000 shares of common stock at an exercise price of $.54 per share.  One employee left the company and lost 50,000 of his options before they vested. The remaining 550,000 options are fully vested.

(3) On August 11, 2016, we granted an employee five-year stock options to purchase 500,000 shares of common stock at an exercise price of $.40 per share.  20,000 of the options vested immediately, and thereafter, provided the employees remains and employee and achieved certain quarterly goals, then 40,000 options are to vest at the end of every three months.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. ("NSO"), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2016 and 2015, we had balances payable to NSO of $0 and $29,400 respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

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

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see line of credit below) from a commercial lender and personally guaranty the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2017 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees(1)	$67,000	$64,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$67,000	$64,000

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2016 and 2015, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2017.

Spine Injury Solutions, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 28, 2017
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 28, 2017
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 28, 2017
Jerry Bratton	Director

/s/ Jeffrey Cronk, D.C.		March 28, 2017
Jeffrey Cronk, D.C.	Director

/s/ Peter Dalrymple		March 28, 2017
Peter Dalrymple	Director