Form 10-Q
period 2017-03-31
Spine Injury Solutions, Inc
filed 2017-05-15
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2017, there were 20,145,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2017	2016
ASSETS	(Unaudited)

Current assets:
Cash	$112,710	$256,263
Accounts receivable, net	1,393,835	1,395,200
Prepaid expenses	37,000	9,250
Inventories	183,898	183,898

Total current assets	1,727,443	1,844,611

Accounts receivable, net of allowance for doubtful accounts of $907,155 and $958,185 at March 31, 2017 and December 31, 2016, respectively	2,342,700	2,297,283
Property and equipment, net	53,914	58,641
Intangible assets and goodwill, net	170,200	170,200

Total assets	$4,294,257	$4,370,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of Credit	$1,275,000	$1,275,000
Notes Payable	250,000	300,000
Accounts payable and accrued liabilities	59,268	82,523
Due to related parties	44,066	-

Total current liabilities	1,628,334	1,657,523

Total liabilities	1,628,334	1,657,523

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,145,882 and 20,135,882 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	20,146	20,136
Additional paid-in capital	19,845,806	19,843,716
Accumulated deficit	(17,200,029)	(17,150,640)

Total stockholders’ equity	2,665,923	2,713,212

Total liabilities and stockholders’ equity	$4,294,257	$4,370,735

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2017	2016

Net revenue	$501,163	$667,264
Cost of providing services, including amounts billed by a related party of 144,781 and $170,238 during the three months ended March 31, 2017 and 2016, respectively	156,804	228,310

Gross profit	344,359	438,954

Operating, general and administrative expenses	382,028	366,513
Research and development	-	6,149

(Loss) income from operations	(37,669)	66,292

Other income and (expense):
Other income	1,342	2,297
Interest expense	(13,062)	(15,430)

Total other income and (expense)	(11,720)	(13,133)

Net (loss) income	$(49,389)	$53,159

Basic and diluted (loss) earnings per common share	$0.00	$0.00

Shares used in (loss) earnings per common share:
Basic	20,145,882	19,843,382
Diluted	20,145,882	19,843,382

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	FOR THE THREE MONTHS ENDED March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(49,389)	$53,159
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	40,000	66,200
Stock based compensation	2,100	39,500
Depreciation expense	4,727	4,819
Changes in operating assets and liabilities:
Accounts receivable, net	4,080	(154,533)
Inventories	-	(2,916)
Prepaid expenses and other assets	(27,750)	(27,750)
Due to related party	(44,066)	27,936
Accounts payable and accrued liabilities	(23,255)	(33,010)

Net cash used in operating activities	(93,553)	(26,595)

Cash flows from financing activities:
Payment of note payable	(50,000)	(20,000)

Net cash used in financing activities	(50,000)	(20,000)

Net decrease in cash and cash equivalents	(143,553)	(46,595)
Cash and cash equivalents at beginning of period	256,263	173,647

Cash and cash equivalents at end of period	$112,710	$127,052

Supplementary disclosure of cash flow information:
Interest paid	$13,061	$15,430
Taxes paid	$-	$-

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

We own a patented device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” which we believe can attract additional physicians and patients and provide us with additional revenue streams with our new programs designed to assist in treatment documentation.  We have refined the technology, through research and development, resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic and treatment procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.   Additionally, we anticipate independent medical representatives will sell Quad Video Halo (“QVH”) units to additional hospitals and clinics.

In September 2014, we created a wholly owned subsidiary, Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets in connection with the QVH units.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,195,331 to $17,200,029 as of March 31, 2017. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES
The following are summarized accounting policies considered to be critical by our management:
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended March 31, 2017, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued liabilities, and notes payable, as reflected in the condensed consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. The goodwill amount is tested for impairment when events or circumstances indicate the asset might be impaired, but at least annually.  Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of March 31, 2017 and December 31, 2016, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At March 31, 2017 and December 31, 2016, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $907,155 and $958,185, at March 31, 2017 and December 31, 2016, respectively.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the three months ended March 31, 2017 and 2016, we recognized compensation expense for issuances of our common stock in exchange for services of $2,100 and $39,500, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three months ended March 31, 2017 and 2016, we recognized no estimated interest or penalties as income tax expense.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2017 and 2016, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the statements of operations, because all such securities were anti-dilutive.  The earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of good or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017).  Early adoption is not permitted.  We have initiated the accumulation of our customer contracts in order to gather data for the purpose of assisting management to determine the effect of ASU No. 2014-09 on our revenue recognition and have not yet determined the method with which we will adopt the standard in 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounted for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management has determined that based on current accounting and lease contract information the adoption of ASU No. 2016-02 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and disclosures   However Management is continually evaluating the future impact of ASU No. 2016-02 based on changes in the Company’s consolidated financial statements through the period of adoption.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. We have initiated the accumulation of our customer contracts in order to gather data for the purpose of assisting management to determine the effect of ASU No. 2016-12 on our revenue recognition and have not yet determined the effect of ASU No. 2016-12 on the Company’s consolidated financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting principles (“GAAP”) and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2020, with early application permitted in annual periods beginning after December 15, 2018. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2016-09. We have initiated the accumulation of our customer contracts in order to gather data for the purpose of assisting management to determine the effect of ASU No. 2016-20 on our revenue recognition and have not yet determined the effect of ASU No. 2016-20 on the Company’s consolidated financial position, results of operations and disclosures.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments in this update relate to disclosures of the impact of recently issued accounting standards. The SEC staff’s view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to ASU No. 2016-13, Financial Instruments – Credit Losses, ASU No. 2016-02, Leases, and ASU No. 2014-09, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. ASU No. 2017-03 is effective upon issuance and did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52%, of CPT code billings (“gross revenue”) during the three months ended March 31, 2017 and 2016.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2016, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of March 31, 2017 and December 31, 2016, 30% of cases will be subject to a settlement or judgment within one year of a medical procedure.

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the three months ended March 31, 2017 and 2016, we expensed $144,781 and $170,238 related to services provided by NSO. As of March 31, 2017 and December 31, 2016, we had balances payable to NSO of $44,066 and $0, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS’ EQUITY

In January 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.21 per share, totaling $2,100, which was recognized as compensation expense during the three months ended March 31, 2017.

NOTE 7.  NOTES PAYABLE

Third party note payable

In June 2013, we extended the maturity date of a $50,000 third party note originally due March 9, 2015 to a maturity date of March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share. This note was paid in full in March 2017. For the three months ended March 31, 2017 and 2016, we recorded $986 and $1,250 in interest expense related to this note.

Convertible and secured notes payable

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that was to expire on August 29, 2015, however, the  promissory note  was extended as described below.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, discussed above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note. In August 2016, the note was amended to extend the maturity date to August 29, 2017. As of March 31, 2017 and December 31, 2016, the note had a principal balance of $250,000.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.43% at March 31, 2017.  The line of credit matures on August 31, 2017 and is personally guaranteed by Mr. Dalrymple, a director of the Company. As of March 31, 2017 and December 31, 2016, outstanding borrowings under the line of credit totaled $1,275,000. For the three months ended March 31, 2017 and 2016, we recorded $8,325 and $6,680 in interest expense related to this note.

NOTE 8.  INCOME TAXES

We have not made a provision for (benefit from) income taxes for the three months ended March 31, 2017 or 2016, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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
We continue to further refine and market our Quad Video Halo. We anticipate that we will begin recognizing additional revenue from sales of the QVH during the second quarter of 2017.
Results of Operations
The unaudited financial statements for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2017.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2016 as included in our previously filed report on Form 10-K.
As noted earlier in the description of the business in Note 1 of the Notes to Condensed Consolidated Financial Statements, we own a video recording system known as the Quad Video Halo System 3.0 (“QVH”).  We have expended funds in this quarter for further development and marketing of this system.  We anticipate that we will begin recognizing additional revenue from sales of the QVH during the second quarter of 2017.
Comparison of the three month period ended March 31, 2017 with the three month period ended March 31, 2016.
We recorded $831,320 in gross revenue for the three months ended March 31, 2017, offset by $330,157 of the expected settlement discount resulting in net revenue of $501,163.  For the same period in 2016, gross revenue was $1,162,621, offset by $495,357 of expected settlement discount, resulting in net revenue of $667,264.  Revenue was negatively affected by the closing of the San Antonio affiliate in 2016. For the three months ended March 31, 2017, we worked with three spine injury diagnostic centers: Houston, Texas; Tyler, Texas and Odessa, Texas. Lubbock, Texas will become active in the second quarter of 2017. Service cost was $156,804 for the three months ended March 31, 2017 compared to $228,310 for the same period in 2016. The decrease in service cost is attributable to the lower case volume in Houston and the loss of the San Antonio affiliate.

During the three months ended March 31, 2017, we incurred $382,028 of operating, general and administrative expenses compared to $366,513 for the same period in 2016.  Operating, general and administrative expenses were higher for the 2017 quarter compared to 2016 primarily because of an increase in consulting fees, payroll expenses, website planning fees, and traveling expenses totaling approximately $77,000, coupled with reductions in bad debt expense, legal fees, rent, and other expenses of $61,000. The higher consulting costs for the quarter ended March 31, 2017 were mostly incurred in connection with the marketing of the QVH. There were no research and development costs during the quarter ended March 31, 2017 as compared to $6,149 in 2016.  We also experienced a decrease of $63,692 in non-cash operating charges from $110,519 for the three months ended March 31, 2016 to $46,827 for the three months ended March 31, 2017.

As a result of the foregoing, we had net loss of $49,389 for the three months ended March 31, 2017, compared to $53,159 of net income for the three months ended March 31, 2016.
Liquidity and Capital Resources
For the three months ended March 31, 2017, cash used in operations was $93,553 which primarily included decreases in accounts receivable of $4,080 and increases in prepaid expenses of $27,750, related party payables of $44,066 and accounts payable of $23,255.  For the same period in 2016, cash used in operations was $26,595, which primarily included increases in accounts receivable of $154,533, inventories of $2,916, prepaid expenses of $27,750, and a decrease in accounts payable of $33,010, partially offset by net income of $53,159 and an increase of $27,936 in due to related party.  We used no cash in investing activities for the three months ended March 31, 2017 and 2016.
Cash used in financing activities for the three months ended March 31, 2017 and 2016 consisted of repayments on our notes payable in the amount of $50,000 and $20,000, respectively. We collected $419,086 and $512,729 in settlements during the three months ended March 31, 2017 and 2016, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $2,195,331 to $17,200,029 as of March 31, 2017. During the three months ended March 31, 2017, we realized net revenue of $501,163 and net loss of $49,389. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2018. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A,  “Risk Factors” in our 2016 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2016 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January, 2017, we issued 10,000 shares of common stock to a consultant as consideration for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

Spine Injury Solutions, Inc.

Date: May 15, 2017	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)