Form 10-Q
period 2017-06-30
Spine Injury Solutions, Inc
filed 2017-08-14
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2017.

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

As of August 14, 2017, there were 20,155,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2017	2016
ASSETS	(Unaudited)

Current assets:
Cash	$84,679	$256,263
Accounts receivable, net	1,356,683	1,395,200
Prepaid expenses	27,750	9,250
Inventories	192,328	183,898

Total current assets	1,661,440	1,844,611

Accounts receivable, net of allowance for doubtful accounts of $844,645 and $958,185 at June 30, 2017 and December 31, 2016, respectively	2,320,949	2,297,283
Property and equipment, net	49,186	58,641
Intangible assets and goodwill	170,200	170,200

Total assets	$4,201,775	$4,370,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of Credit	$1,350,000	$1,275,000
Notes Payable	250,000	300,000
Accounts payable and accrued liabilities	52,504	82,523
Due to related parties	35,877	-

Total current liabilities	1,688,381	1,657,523

Total liabilities	1,688,381	1,657,523

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,155,882 and 20,135,882 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	20,156	20,136
Additional paid-in capital	19,848,796	19,843,716
Accumulated deficit	(17,355,558)	(17,150,640)

Total stockholders’ equity	2,513,394	2,713,212

Total liabilities and stockholders’ equity	$4,201,775	$4,370,735

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Net revenue	$426,064	$534,784	$927,227	$1,202,048

Cost of providing services
Third party providers	6,848	56,165	18,872	114,237
Related party providers	133,735	128,624	278,515	298,862

Total cost of providing services	140,583	184,789	297,387	413,099

Gross profit	285,481	349,995	629,840	788,949

Research and development expenses	12,203	13,698	12,203	19,847
Operating, general and administrative expenses	417,467	414,419	799,495	780,932

Loss from operations	(144,189)	(78,122)	(181,858)	(11,830)

Other income and (expense):
Other income	2,229	1,332	3,571	3,629
Interest expense	(13,569)	(15,197)	(26,631)	(30,627)

Total other income and (expense)	(11,340)	(13,865)	(23,060)	(26,998)

Net loss	$(155,529)	$(91,987)	$(204,918)	$(38,828)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	20,149,882	20,005,882	20,145,882	19,893,382

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(204,918)	$(38,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	120,000	123,338
Stock based compensation	5,100	69,500
Depreciation and amortization expense	9,455	9,639
Changes in operating assets and liabilities:
Accounts receivable, net	(105,149)	(122,019)
Inventories	(8,430)	12,175
Prepaid expenses and other assets	(18,500)	(24,250)
Due to related party	35,877	(29,400)
Accounts payable and accrued liabilities	(30,019)	(29,488)

Net cash used in operating activities	(196,584)	(29,333)

Cash flows from financing activities:
Payment of notes payable and long-term debt	(50,000)	-
Proceeds (repayments of) from line of credit, net	75,000	(20,000)

Net cash provided by (used in) financing activities	25,000	(20,000)

Net decrease in cash and cash equivalents	(171,584)	(49,333)

Cash and cash equivalents at beginning of period	256,263	173,647
Cash and cash equivalents at end of period	$84,679	$124,314

Supplementary cash flow information:
Interest paid	$26,631	$30,627
Taxes paid	$-	$-

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

We currently are affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and Tyler, Texas. An affiliation with a center in Lubbock, Texas was added in 2017, but will not become active until third quarter of 2017.  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

We own a patented device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” which we have refined through research and development, resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic and treatment procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.  We believe the Quad Video Halo (“QVH”) can attract additional physicians and patients and provide us with additional revenue streams using our new programs designed to assist in treatment documentation.   Additionally, we anticipate independent medical representatives will sell QVH units to new hospitals and clinics.

In September 2014, we created a wholly owned subsidiary, Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets in connection with the QVH units.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,350,860 to $17,355,558 as of June 30, 2017. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES
The following are summarized accounting policies considered to be critical by our management:
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2017, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at June 30, 2017 and December 31, 2016 are classified as finished-goods and consist of our Quad Video Halo units.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. The goodwill amount is tested for impairment when events or circumstances indicate the asset might be impaired, but at least annually.  Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of June 30, 2017 and December 31, 2016, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At June 30, 2017 and December 31, 2016, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $844,645 and $958,185, at June 30, 2017 and December 31, 2016, respectively.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the six months ended June 30, 2017 and 2016, we recognized compensation expense for issuances of our common stock in exchange for services of $5,100 and $69,500, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the six months ended June 30, 2017 and 2016, we recognized no estimated interest or penalties as income tax expense.

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the six months ended June 30, 2017 and 2016, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the statements of operations, because all such securities were anti-dilutive.  The earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounted for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management has determined that based on current accounting and lease contract information the adoption of ASU No. 2016-02 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.  However, management is continually evaluating the future impact of ASU No. 2016-02 based on changes in the Company’s consolidated financial statements through the period of adoption.

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

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2016-09. We have initiated the accumulation of our customer contracts in order to gather data for the purpose of assisting management to determine the effect of ASU No. 2016-20 on our revenue recognition and have not yet determined the effect of ASU No. 2016-20 on our consolidated financial position, results of operations and disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update relate to the impairment test performed annually or interim.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments of ASU No. 2017-04 should be applied prospectively as of the beginning of the period of adoption. Management is currently evaluating the future impact of ASU No. 2017-04 on the Company’s consolidated financial position, results of operations and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  ASU No. 2017-09 is effective for annual periods, including interim periods, beginning after December 15, 2017, with early adoption permitted for interim periods of public business entities within reporting periods for which financial statements have not yet been issued.  The amendments of ASU No. 2017-09 should be applied prospectively as of the beginning of the period of adoption. Management is currently evaluating the future impact of ASU No. 2017-09 on the Company’s consolidated financial position, results of operations and disclosures.

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

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52%, of CPT code billings (“gross revenue”) during the six months ended June 30, 2017 and 2016.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2016, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of June 30, 2017 and December 31, 2016, 30% of cases will be subject to a settlement or judgment within one year of a medical procedure.

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the six months ended June 30, 2017 and 2016, we expensed $278,515 and $298,862 related to services provided by NSO. As of June 30, 2017 and December 31, 2016, we had balances payable to NSO of $35,877 and $0, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

In January 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.21 per share. In May 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.30 per share. A total of $3,000 and  $5,100, which was recognized as compensation expense during the three and six months ended June 30, 2017, respectively.

During the three and six months ended June 30, 2016, we issued an aggregate of 200,000 and 300,000 shares, respectively, of common stock valued at $0.30 per share, in connection with a financing agreement with a director of the Company for his assistance in obtaining our line of credit. The 200,000 shares of common stock issued during the three months ended June 30, 2016, includes 100,000 shares that vested during the fourth quarter of 2015. Accordingly, the associated expense of $30,000 was expensed during 2015. During the three and six months ended June 30, 2016, we expensed $30,000 and $60,000, respectively, related to the financing agreement. At June 30, 2016, unrecognized expense associated with this agreement totaled $5,000.

During the six months ended June 30, 2016, we issued 25,000 shares of common stock, valued at $0.38 per share, in connection with a consulting agreement. The total value of $9,500 was recognized as consulting expense in the accompanying condensed consolidated statements of operations during the first quarter of 2016.

NOTE 7.  NOTES PAYABLE

Convertible and secured notes payable

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that was to expire on August 29, 2015; however, the promissory note was extended as described below.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, discussed above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note. In August 2016, the note was amended to extend the maturity date to August 29, 2017 and the expiration date of the warrants was also extended to August 29, 2017. As of June 30, 2017 and December 31, 2016, the note had a principal balance of $250,000.  For the three months ended June 30, 2017 and 2016, we recorded $3,750 and $8,750, respectively, in interest expense related to this note. For the six months ended June 30, 2017 and 2016, we recorded $8,486 and $15,000, respectively, in interest expense related to this note.

NOTE 8.  LINE OF CREDIT

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 3.2% at June 30, 2017.  The line of credit matures on August 31, 2017 and is personally guaranteed by Mr. Dalrymple, a director of the Company. As of June 30, 2017 and December 31, 2016, outstanding borrowings under the line of credit totaled $1,350,000 and $1,275,000 respectively. For the three months ended June 30, 2017 and 2016, we recorded $9,819 and $6,446, respectively, in interest expense related to this note. For the six months ended June 30, 2017 and 2016, we recorded $18,145 and $13,126, respectively, in interest expense related to this note.

NOTE 9.  INCOME TAXES

We have not made a provision for (benefit from) income taxes for the six months ended June 30, 2017 or 2016, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

NOTE 10.  SUBSEQUENT EVENTS

On August 10, 2017, the Board of Directors appointed Jeffrey A. Cronk, D.C. as our Chief Operating Officer.  Mr. Cronk will also continue to serve on the Board of Directors.  His compensation will be $5,000 per month. In addition the Board is in discussion with Dr. Cronk to grant him additional compensation to be determined.

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

We continue to further refine and market our Quad Video Halo. We anticipate that we will begin recognizing additional revenue from sales of the QVH during the third quarter of 2017.
Results of Operations
The unaudited financial statements for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with U.S. GAAP for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. The results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2017.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2016 as included in our previously filed report on Form 10-K.
As noted earlier in the description of the business in Note 1 of the Notes to Condensed Consolidated Financial Statements, we own a video recording system known as the Quad Video Halo System 3.0 (“QVH”).  We have expended funds in this quarter for further development and marketing of this system.  We anticipate that we will begin recognizing additional revenue from sales of the QVH during the third quarter of 2017.

Comparison of the three month period ended June 30, 2017 with the three month period ended June 30, 2016.
We recorded $730,894 in gross revenue for the three months ended June 30, 2017, offset by $304,830 of the expected settlement discount resulting in net revenue of $426,064.  For the same period in 2016, gross revenue was $892,926, offset by $358,142 of expected settlement discount, resulting in net revenue of $534,784.  Revenue was negatively affected by the reduced case volume of the Tyler affiliate who saw revenue drop $105,674 from 2016. For the three months ended June 30, 2017, we worked with three spine injury diagnostic centers: Houston, Texas; Tyler, Texas and Odessa, Texas. Lubbock, Texas will become active in the third quarter of 2017. Service cost was $140,583 for the three months ended June 30, 2017 compared to $184,789 for the same period in 2016. The decrease in service cost is attributable to the lower case volume in Houston and the reduced revenue of the Tyler affiliate.
During the three months ended June 30, 2017, we incurred $417,467 of operating, general and administrative expenses compared to $414,419 for the same period in 2016.  Operating, general and administrative expenses were flat for the 2017 quarter compared to 2016. There was research and development costs of $12,203 during the quarter ended June 30, 2017 as compared to $13,698 in 2016

As a result of the foregoing, we had a net loss of $155,529 for the three months ended June 30, 2017, compared to a net loss of $91,987 for the three months ended June 30, 2016.

Comparison of the six month period ended June 30, 2017 with the six month period ended June 30, 2016.

We recorded $1,562,124 in gross revenue for the six months ended June 30, 2017, offset by $634,897 of the expected settlement discount resulting in net revenue of $927,227.  For the same period in 2016, gross revenue was $2,055,547, offset by $853,499 of the settlement discount, resulting in net revenue of $1,202,048.  Revenue was affected negatively in 2017 by the reduced revenue of the Tyler, Texas affiliate, coupled with the loss of the San Antonio affiliate in the first quarter of 2016.

Service cost was $297,387 for the six months ended June 30, 2017 compared to $413,099 for the same period in 2016.
During the six months ended June 30, 2017, we incurred $799,495 of operating, general and administrative expenses compared with the $780,932 for the same period in 2016. The small increase is attributable to increases in consulting expenses of approximately $95,000 coupled with decreases of noncash consulting of approximately $64,000, and other expenses totaling approximately $11,000. During the six months ended June 30, 2017, we incurred $12,203 of research and development expenses compared with the $19,847 for the same period in 2016.

As a result of the foregoing, we had net loss of $204,918 for the six months ended June 30, 2017, compared to a net loss of $38,828 for the six months ended June 30, 2016.
Liquidity and Capital Resources
For the six months ended June 30, 2017, cash used in operations was $196,584 which primarily included increases in accounts receivable of $105,149 and increases in prepaid expenses of $18,500, related party payables of $35,877 and accounts payable of $30,019.  For the same period in 2016 we had an increase in accounts receivable of $122,019, inventories of $12,175, prepaid expenses of $24,250, and a decrease in accounts payable of $29,488, partially offset by net loss of $38,828 and a decrease of $29,400 in due to related party.  We used no cash in investing activities for the six months ended June 30, 2017 and 2016.
Cash used in financing activities for the six months ended June 30, 2017 and 2016 consisted of repayments on our notes payable in the amount of $50,000 and $0, respectively, and net draws (repayments) on our line of credit of $75,000 and $20,000, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $2,350,860 to $17,355,558 as of June 30, 2017. During the six months ended June 30, 2017, we realized net revenue of $927,227 and net loss of $204,918. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through June 30, 2018.  The company is seeking to increase revenue from services and obtain additional capital from borrowings and selling securities as needed to fund our operations. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2017, we issued 10,000 shares of common stock to a consultant as consideration for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

Spine Injury Solutions, Inc.

Date: August 14, 2017	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)