Form 10-Q
period 2017-09-30
Spine Injury Solutions, Inc
filed 2017-11-13
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2017.
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

As of November 13, 2017, there were 20,175,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
ASSETS	(Unaudited)

Current assets:
Cash	$140,658	$256,263
Accounts receivable, net	1,269,780	1,395,200
Prepaid expenses	18,500	9,250
Inventories	176,911	183,898

Total current assets	1,605,849	1,844,611

Accounts receivable, net of allowance for doubtful accounts of $551,359 and $958,185 at September 30, 2017 and December 31, 2016, respectively	2,329,124	2,297,283
Property and equipment, net	48,072	58,641
Intangible assets and goodwill	170,200	170,200

Total assets	$4,153,245	$4,370,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of Credit	$1,300,000	$1,275,000
Notes Payable	250,000	300,000
Accounts payable and accrued liabilities	66,066	82,523
Due to related parties	10,396	-

Total current liabilities	1,626,462	1,657,523

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,175,882 and 20,135,882 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	20,176	20,136
Additional paid-in capital	19,854,576	19,843,716
Accumulated deficit	(17,347,969)	(17,150,640)

Total stockholders’ equity	2,526,783	2,713,212

Total liabilities and stockholders’ equity	$4,153,245	$4,370,735

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Net revenue	$565,202	$458,958	$1,492,429	$1,661,006

Cost of providing services
Third party providers	22,605	15,556	41,477	129,793
Related party providers	142,745	130,758	421,260	429,620

Total cost of providing services	165,350	146,314	462,737	559,413

Gross profit	399,852	312,644	1,029,692	1,101,593

Research and development expenses	-	18,862	12,203	38,709
Operating, general and administrative expenses	378,063	459,126	1,177,558	1,240,058

Income (loss) from operations	21,789	(165,344)	(160,069)	(177,174)

Other income and (expense):
Other income	666	1,484	4,237	5,113
Interest expense	(14,866)	(14,541)	(41,497)	(45,168)

Total other income and (expense)	(14,200)	(13,057)	(37,260)	(40,055)

Net income (loss)	$7,589	$(178,401)	$(197,329)	$(217,229)

Net loss per common share:
Basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	20,161,317	20,120,882	20,151,230	19,900,048

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(197,329)	$(217,229)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Provision for bad debt	170,000	183,338
Stock based compensation	10,900	85,500
Depreciation and amortization expense	14,183	15,969
Changes in operating assets and liabilities:
Accounts receivable, net	(76,421)	61,093
Inventories	6,987	(88,053)
Prepaid expenses and other assets	(9,250)	(9,250)
Due to related party	10,396	13,427
Accounts payable and accrued liabilities	(16,457)	(18,303)

Net cash (used) provided in operating activities	(86,991)	26,492

Cash flows from investing activities:
Purchase of equipment	(3,614)	-

Net cash used in investing activities	(3,614)	-

Cash flows from financing activities:
Payment of notes payable and long-term debt	(50,000)	(250,000)
Proceeds from line of credit, net	25,000	180,000

Net cash used in financing activities	(25,000)	(70,000)

Net decrease in cash and cash equivalents	(115,605)	(43,508)

Cash and cash equivalents at beginning of period	256,263	173,647
Cash and cash equivalents at end of period	$140,658	$130,139

Non-Cash financing activities:
Transfer of inventory to property and equipment	$-	$15,093

Supplementary cash flow information:
Interest paid	$41,497	$44,499
Taxes paid	$-	$-

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

We currently are affiliated with three spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; and Tyler, Texas. An affiliation with a center in Lubbock, Texas was added in 2017, but the Lubbock center is presently referring all its patients to the Odessa affiliate for treatment.  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,343,271 to $17,347,969 as of September 30, 2017. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES
The following are summarized accounting policies considered to be critical by our management:
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2017, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at September 30, 2017 and December 31, 2016 are classified as finished-goods and consist of our Quad Video Halo units.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. The goodwill amount is tested for impairment when events or circumstances indicate the asset might be impaired, but at least annually.  Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of September 30, 2017 and December 31, 2016, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At September 30, 2017 and December 31, 2016, no impairment of the long-lived assets was determined to have occurred.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $551,359 and $958,185, at September 30, 2017 and December 31, 2016, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the nine months ended September 30, 2017 and 2016, we recognized compensation expense for issuances of our common stock in exchange for services of $10,900 and $85,500, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the nine months ended September 30, 2017 and 2016, we recognized no estimated interest or penalties as income tax expense.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the nine months ended September 30, 2017 and 2016, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the statements of operations, because all such securities were anti-dilutive.  The earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled. While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52%, of CPT code billings (“gross revenue”) during the nine months ended September 30, 2017 and 2016.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2016, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of September 30, 2017 and December 31, 2016, 30% of cases will be subject to a settlement or judgment within one year of a medical procedure.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the nine months ended September 30, 2017 and 2016, we expensed $421,260 and $429,620 related to services provided by NSO. As of September 30, 2017 and December 31, 2016, we had balances payable to NSO of $10,396 and $0, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

In January 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.21 per share. In May 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.30 per share. In September 2017 we issued 20,000 shares of common stock to our new Chief Operating Officer as part of his compensation, valued at $0.29 per share. A total of $5,800 and $10,900 was recognized as compensation expense during the three and nine months ended September 30, 2017, respectively.

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

NOTE 7.  NOTES PAYABLE

Convertible and secured notes payable

In connection with the extension of the Wells Fargo loan (as described in Note 8), on September 8, 2017 we also entered into with Mr. Dalrymple a Financing Agreement, Amended and Restated Secured Promissory Note and Amended Security Agreement, under which we extended the maturity date of the promissory note originally entered into with Mr. Dalrymple in August 2012 to be due and payable on September 8, 2018 and have provided collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of both his promissory note and his obligations in connection with the Amended and Restated Revolving Line of Credit Note and the Amended and Restated Credit Agreement with the Bank.  The promissory note with Mr. Dalrymple as of September 30, 2017 has a principal balance of $250,000.  For the three months ended September 30, 2017 and 2016, we recorded $3,750 and $6,250, respectively, in interest expense related to this note. For the nine months ended September 30, 2017 and 2016, we recorded $12,236 and $21,250, respectively, in interest expense related to this note.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  LINE OF CREDIT

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 3.2% at September 30, 2017.  The line of credit was to mature on August 31, 2017 and is personally guaranteed by Mr. Dalrymple, a director of the Company. As of September 30, 2017 and December 31, 2016, outstanding borrowings under the line of credit totaled $1,300,000 and $1,275,000 respectively. For the three months ended September 30, 2017 and 2016, we recorded $11,117 and $7,041, respectively, in interest expense related to this note. For the nine months ended September 30, 2017 and 2016, we recorded $29,261 and $20,168, respectively, in interest expense related to this note.

On September 8, 2017 we entered into an Amended and Restated Revolving Line of Credit Note and an Amended and Restated Credit Agreement to extend our revolving line of credit facility with Wells Fargo Bank, whereby the outstanding principal is now due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit, as amended is $1,750,000.  The line of credit remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets.

NOTE 9.  INCOME TAXES

We have not made a provision for (benefit from) income taxes for the nine months ended September 30, 2017 or 2016, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

Management Overview

See the description of the business in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, which note is incorporated herein by reference.

We continue to further refine and market our Quad Video Halo. We recorded revenue from the  sale of one QVH during the third quarter of 2017.

We entered into a Letter Agreement with Jeffrey A. Cronk, D.C., to serve as our Chief Operating Officer, which became effective on September 5, 2017, under which we agreed to compensate Dr. Cronk $5,000 per month as well as grant him 20,000 restricted shares of common stock immediately and, for the next 12 quarters, grant him 40,000 restricted shares of common stock at the end of each quarter if he achieves certain objectives established by the Board of Directors.

Results of Operations

The unaudited financial statements for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with U.S. GAAP for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2017.

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
As noted earlier in the description of the business in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements, we own a video recording system known as the Quad Video Halo System 3.0.  We have expended funds in this quarter for further development and marketing of this system.  We sold one QVH unit in the third quarter for $43,287 with a cost of $15,092 which is included in the third party cost of sales.

Comparison of the three month period ended September 30, 2017 with the three month period ended September 30, 2016.

We recorded $876,774 in gross revenue for the three months ended September 30, 2017, offset by $311,572 of the expected settlement discount resulting in net revenue of $565,202. We recorded $782,276 in gross revenue for the three months ended September 30, 2016, offset by $323,318 of the expected settlement discount resulting in net revenue of $458,958.    For the three months ended September 30, 2017, we worked with three spine injury diagnostic centers: Houston, Texas; Tyler, Texas and Odessa, Texas. The Lubbock affiliate has been referring patients to the Odessa affiliate for treatment. Service cost was $165,350  (which included $15,092 for the cost of the QVH sold) for the three months ended September 30, 2017 compared to $146,314 for the same period in 2016. The increase in service cost is attributable to the higher case volume in Houston and Odessa, reduced revenue of the Tyler affiliate, and the inclusion of the QVH.

During the three months ended September 30, 2017, we incurred $378,063 of operating, general and administrative expenses compared to $459,126 for the same period in 2016. The decrease is due mainly lower payroll costs of $35,000, marketing costs of $23,000, legal fees of $9,000, and travel expense of $14,000. There was research and development costs of $0 during the quarter ended September 30, 2017 as compared to $18,862 in 2016.

As a result of the foregoing, we had a net income of $7,589 for the three months ended September 30, 2017, compared to a net loss of $178,401 for the three months ended September 30, 2016.

Comparison of the nine month period ended September 30, 2017 with the nine month period ended September 30, 2016.

We recorded $2,438,988 in gross revenue for the nine months ended September 30, 2017, offset by $946,559 of the expected settlement discount resulting in net revenue of $1,492,429.  For the same period in 2016, gross revenue was $2,837,823, offset by $1,176,817 of the settlement discount, resulting in net revenue of $1,661,006.  Revenue was affected negatively in 2017 by the reduced revenue of the Tyler, Texas affiliate due to case volume, coupled with the loss of the San Antonio affiliate in the first quarter of 2016.

Service cost was $462,737 for the nine months ended September 30, 2017 compared to $559,413 for the same period in 2016.  The decrease in service cost is attributable to lower case volume in Houston and Tyler coupled with the loss of the San Antonio affiliate.

During the nine months ended September 30, 2017, we incurred $1,177,558 of operating, general and administrative expenses compared with the $1,240,058 for the same period in 2016. The decrease is due mainly to lower bad debt expense of $13,000, payroll costs of $24,000, marketing costs of $24,000, legal fees of $31,000, travel expense of $23,000, coupled with an increase of consulting costs of $56,000 and other expense decreases netting out to $3,000.  During the nine months ended September 30, 2017, we incurred $12,203 of research and development expenses compared with the $38,709 for the same period in 2016.

As a result of the foregoing, we had net loss of $197,329 for the nine months ended September 30, 2017, compared to a net loss of $217,229 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

For the nine months ended September 30, 2017, cash used in operations was $86,991 which primarily included increases in accounts receivable of $76,421 and increases in prepaid expenses of $9,250, related party payables of $10,395 and accounts payable of $16,456.  For the same period in 2016, cash provided in operations was $26,492, which primarily included a net loss of $217,229, a decrease in accounts receivable of $61,093, an increase in inventories of $88,053, an increase in prepaid expenses of $9,250, a decrease in accounts payable of $18,303, and a decrease in due to related party of $13,427.

We have cash used in investing activities of $3,614 and $0 for the nine months ended September 31, 2017 and 2016, respectively, resulting from the purchase of certain equipment for the QVH units.

Cash used in financing activities for the nine months ended September 30, 2017 and 2016 consisted of repayments on our notes payable in the amount of $50,000 and $250,000, respectively, and net draws on our line of credit of $25,000 and $180,000, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $2,343,271 to $17,347,969 as of September 30, 2017. During the nine months ended September 30, 2017, we realized net revenue of $1,492,429 and net loss of $197,329. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through September 30, 2018.  The company is seeking to increase revenue from services and obtain additional capital from borrowings and selling securities as needed to fund our operations. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, we issued 20,000 shares of common stock to our new Chief Operating Officer.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

10.1	Employment Agreement with William F. Donovan, M.D. dated September 18, 2014 (Incorporated by reference from Form 8-K filed with the SEC on September 22, 2014) *

10.2	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2014) *

10.3	Wells Fargo Loan Documentation (Incorporated by reference from Form 10-Q filed with the SEC on May 13, 2015) *

10.4	Letter agreement between Spine Injury Solutions, Inc. and Jeffrey Cronk (Incorporated by reference from Form 8-K filed with the SEC on September 7, 2017) *

10.5	Amended and Restated Revolving Line of Credit Note and Amended and Restated Credit Agreement with Wells Fargo Bank

10.6	Financing Agreement, Amended and Restated Secured Promissory Note and Amended Security Agreement with Peter Dalrymple

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

Spine Injury Solutions, Inc.

Date: November 13, 2017	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)