Form 10-K
period 2017-12-31
Spine Injury Solutions, Inc
filed 2018-03-29
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.33 per share, the price at which the registrant’s common stock was last sold as of, June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter) was $3,806,576.

At March 29, 2018, there were 20,215,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company’s ability to obtain additional capital in the future to fund planned expansion, service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals in the healthcare industry and other risks and uncertainties set forth below and in the “Risk Factors” section below. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We are a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing technology and monetizing services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By monetizing the providers accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently are affiliated with four spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas; and Las Cruces, New Mexico (which affiliation was added in the fourth quarter 2017).  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

Environmental

Although we currently contract with independent contractor medical providers, who are responsible for compliance with environmental laws, our operations may be subject to various federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. The responsible party could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our independent medical providers’ environmental practices, including waste handling and disposal practices, will be in material compliance with applicable laws, future claims or violations, or changes in environmental laws could have an adverse effect on our business.

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

Research and Development

During the years ended December 31, 2017 and 2016, we spent $15,688 and $45,661, respectively in design and testing fees for our Quad Video Halo system.  These costs do not reflect the marketing and other associated costs with the development of the Quad Video Halo system.

Employees

We currently have six full time employees, including three officers and three other employees at our corporate headquarters and warehouse.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Risks Related to Our Company

Our limited history of profitability in the healthcare services business makes an evaluation of us and our future extremely difficult, and profits are not assured.

We began development of our healthcare services business at the end of December 2008 and opened our first spine injury diagnostic center in August 2009.  We have not had net profit for a fiscal year since 2011 and there can be no assurance that we will be profitable in the future or that investors’ investments in us will be returned to them in full, or at all, over time.  In view of our limited history of profitability in the healthcare industry, an investor must consider our business and prospects in light of the risks, expenses and difficulties we have encountered.  There can be no assurance that we will be successful in undertaking any or all of the activities required for successful commercial operations.  Our failure to successfully undertake such activities could materially and adversely affect our business, prospects, financial condition and results of operations.  There can be no assurance that our business operations will generate significant revenues, that we will generate additional positive cash flow from our operations or that we will be able to achieve or sustain profitability in any future period.  Additionally, we have expended a great deal of resources developing, testing, and marketing the Quad Video Halo, but we have no assurances that the market will accept this product.

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, including our net loss of $405,924 for the year ended December 31, 2017 and our accumulated deficit of $17,556,564 at year-end.  We are not generating sufficient operating cash flows to support continuing operations.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations.  Specifically, we rely on William Donovan, M.D., Chairman, Chief Executive Officer and President, to maintain our strategic direction.   Dr. Donovan does not have a current employment agreement with us, there is no assurance that he will continue to be employed by us.  We do currently maintain $1,000,000 in key-man life insurance with respect to Dr. Donovan.

We may experience potential fluctuations in results of operations.

Our future revenues may be affected by a variety of factors, many of which are outside our control, including the success of implementing our business and trends and changes in the healthcare industry. We have no control on how long it takes cases to settle, making it difficult to forecast cash flow.  As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

We had a history of significant operating losses prior to the opening of our first diagnostic center in August, 2009.

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased to $17,556,564 as of December 31, 2017. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

If we are unable to manage growth, we may be unable to achieve our expansion strategy.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth may place increased demands on our management, our operational and financial information systems, and other resources. Expansion of our operations will require substantial financial resources and management attention. To accommodate future growth, and to compete effectively, we will need to continue to improve our management, to implement our operational and financial information systems, and to expand, train, manage, and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and diverting management’s attention to the expansion of our operations may negatively impact our financial results. Any failure to improve our management, to implement our operational and financial information systems, or to expand, train, manage, or motivate our workforce may reduce or prevent our growth.

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

The market to provide healthcare services and solutions is highly fragmented and competitive. Currently, we believe the business solutions that we can provide to spine surgeons, orthopedic surgeons and other healthcare providers for necessary, reasonable and appropriate treatment for musculo-skeletal spine injuries resulting from automobile and work-related accidents, are somewhat unique in most geographic markets.  However, if we achieve our goal of becoming a leader in providing technology and monetizing services to spine surgeons, orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients, we believe that competition for our business model will substantially increase.  Further, there are many alternatives to the services we can provide, that are currently available to surgeons and their injured patients. We can make no assurances that we will be able to effectively compete with the various services that are currently available or may become available in the future.

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

Generally, the Securities and Exchange Commission generally defines a “penny stock” as any equity security that is quoted over-the-counter, such as on the OTC Bulletin Board (which is a facility of FINRA) or OTC Link LLC (which is owned by OTC Markets Group, Inc., formerly known as Pink OTC Markets Inc.) that has a market price of less than $5.00 per share.  The trading price of our common stock is below $5.00 per share.  As a result of this price level, our common stock is considered a penny stock and trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving penny stocks subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock.  As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 5225 Katy Freeway, Suite 600, Houston, Texas 77007.  This office space encompasses approximately 1,948 square feet and is provided to us at the rental rate of $6,000 per month by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our Director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines.  The lease for the office space expired in January 2017, and we currently rent the office space on a month-to-month basis.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, “SPIN.”  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2017 and 2016, according to Nasdaq.com, were as follows:

Quarter Ended	High	Low
3/31/17	$0.50	$0.15
6/30/17	$0.46	$0.22
9/30/17	$0.40	$0.22
12/31/17	$0.39	$0.21
3/31/16	$0.50	$0.24
6/30/16	$0.45	$0.31
9/30/16	$0.45	$0.25
12/31/16	$0.32	$0.15

Record Holders

As of March 29, 2018, there were approximately 66 stockholders of record of our common stock, and we estimate that there were approximately 600 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 29, 2018, we have a total of 20,215,882 shares of common stock issued and outstanding.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plan Information

As of December 31, 2017, we do not have any compensation plans under which our equity securities are authorized for issuance.

Sales of Unregistered Securities

All equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K except for the following:

In December 2017, we issued 40,000 restricted shares of common stock to Dr. Jeffrey Cronk, our Chief Operating Officer, in connection with his employment agreement. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

Results of Operations

For the years ended December 31, 2017 versus 2016:

We recorded $1,855,615 in net revenues with $571,769 in costs of services and gross profit of $1,283,846 for the year ended December 31, 2017.  We recorded $2,117,078 in net revenues with $689,101 in costs of services and gross profit of $1,427,977 for the year ended December 31, 2016.  Revenue for 2017 was down due to our affiliated center in San Antonio electing not to continue the business relationship, coupled with decreased case volume resulting in lower revenue from our Tyler affiliate. Another factor that decreased revenue was Hurricane Harvey which shut down our affiliated center in Houston for a period of time in 2017.

We recognize revenue by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  A discount rate of a 48% based on settled patient cases, was used to determine net revenue during 2017 and 2016. Accordingly, we had gross revenues of $3,059,327 with net revenues of $1,855,615 for the year ended December 31, 2017, versus gross revenues of $3,537,791 with net revenues of $2,117,078 for the year ended December 31, 2016.

Expenses

For the years ended December 31, 2017 versus 2016:

Operating, general and administrative expenses for the year ended December 31, 2017 were $1,624,717 as compared to $2,087,266 for the year ended December 31, 2016. Operating expenses decreased due to decreases in bad debt expense, payroll costs, legal costs, travel costs, and research and development costs, offset by an increase in consulting costs.

Bad debt expense, included in operating, general and administrative expenses, totaled $270,000 and $683,338, respectively, for the years ended December 31, 2017 and 2016. The decrease in bad debt expense is primarily attributable to our decision to discontinue doing business in Florida in 2014, which has resulted in limited personnel and affiliates in the region to assist in collection efforts and a resulting increase in the allowance for bad debts in 2015 and 2016, with no similar bad debt write offs related to Florida in 2017. While we continue to pursue all amounts owed, we increased the allowance for bad debt during 2015 and 2016 related to Florida accounts to reflect full reserve in Florida.

Other income (expense) for the year ended December 31, 2017 was an expense of $49,365 as compared to expense of $50,995 for the year ended December 31, 2016. For the twelve months ended December 31, 2017, other income was $6,357 offset by expenses of $55,722.  For the year ended December 31, 2016, other income was $7,057 offset by expenses of $58,052. The small decrease in expense for 2017 versus 2016 is primarily attributable to the restructuring of our debt from high interest notes to our line of credit with Wells Fargo which bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 3.57% at December 31, 2017.  We paid off a loan of $50,000 in March 2017 reducing interest expense.

Net Income or Loss

For the years ended December 31, 2017 versus 2016:

Net loss for the year ended December 31, 2017 was $405,924 compared to net loss of $755,945 for the year ended December 31, 2016.  Lower operating expenses, coupled with reduced interest costs, reduced bad debt expense and lower personnel costs to develop and market the Quad Video Halo, resulted in net loss decreasing in 2017 from 2016.

Liquidity and Capital Resources

For the year ended December 31, 2017 versus 2016:

During 2017, cash used in operating activities was $149,806 as compared to $202,616 of cash provided in 2016.  The decrease in cash generated in operations was mainly due to increases in accounts receivable balances and inventory of Quad Video Halo units, coupled with fewer noncash charges.

During the year ended December 31, 2017, we purchased components for a telemedicine unit whereby an exam could be done without the physician being present, saving travel costs versus a purchase of no equipment in 2016, resulting in cash used in investing activities.

Cash flows used in financing activities totaled $25,000 for the year ended December 31, 2017, consisting of payments of current debt of $75,000 offset by $50,000 in draws on our line of credit. Cash flows used in financing activities totaled $120,000 for the year ended December 31, 2016, consisting of a payment of current debt of $250,000, offset by $130,000 in draws on our line of credit.

We have debt totaling $225,000 that is due in August 2018 to our director Peter Dalrymple.  We anticipate using the line of credit to cover the payments as we continue to seek new business or we will attempt to restructure the notes.

Capital Expenditures

There were no capital expenditures in 2017 or 2016 relating to the Quad Video Halo system.  We did spend $3,614 in 2017 for equipment relating to telemedicine.  We plan on using this equipment in Odessa, in an effort to save both time and money.

Income Tax Expense (Benefit)

We have experienced losses and as a result have net operating loss carryforwards available to offset future taxable income.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2017 and 2016 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the years ended December 31, 2017 and 2016.

Accounting Standards Updates

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2017 and 2016 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,551,866 to $17,556,564 as of December 31, 2017. During the year ended December 31, 2017, we realized net revenue of $1,855,615 and a net loss of $405,924. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2018. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2017 and 2016 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Injury Solutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spine Injury Solutions, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matter

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $17,556,564 and a net loss of $405,924 as of and for the year ended December 31, 2017.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, LLP We have served as the Company’s auditor since 2010. Houston, Texas March 29, 2018

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS

Current assets:
Cash and Cash equivalents	$77,843	$256,263
Accounts receivable, net	1,078,184	1,395,200
Prepaid expenses	9,250	9,250
Inventories	200,825	183,898

Total current assets	1,366,102	1,844,611

Accounts receivable, net of allowance for doubtful accounts of $106,443 and $958,185 at December 31, 2017 and 2016, respectively	2,405,837	2,297,283
Property and equipment, net	43,164	58,641
Intangible assets and goodwill	170,200	170,200

Total assets	$3,985,303	$4,370,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,325,000	$1,275,000
Notes payable	225,000	300,000
Accounts payable and accrued liabilities	79,205	82,523
Due to related parties	27,910	-

Total current liabilities	1,657,115	1,657,523

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,215,882 and 20,135,882 shares issued and outstanding at December 31, 2017 and 2016, respectively	20,216	20,136
Additional paid-in capital	19,864,536	19,843,716
Accumulated deficit	(17,556,564)	(17,150,640)

Total stockholders’ equity	2,328,188	2,713,212

Total liabilities and stockholders’ equity	$3,985,303	$4,370,735

The accompanying notes are an integral part of the consolidated financial statements

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2017 and 2016

	2017	2016

Net revenue	$1,855,615	$2,117,078

Cost of providing services, including amounts billed by a related party of $534,886 and $544,159 during the years ended December 31, 2017 and 2016, respectively	571,769	689,101

Gross profit	1,283,846	1,427,977

Research and Development	15,688	45,661
Operating, general and administrative expenses	1,624,717	2,087,266

Loss from operations	(356,559)	(704,950)

Other income and (expense):
Other income	6,357	7,057
Interest expense	(55,722)	(58,052)

Total other income and (expense)	(49,365)	(50,995)

Net loss	$(405,924)	$(755,945)

Net loss per common share:
Basic/ diluted	$(0.02)	$(0.04)

Weighted average shares used in loss per common share:
Basic/ diluted	20,158,594	20,127,246

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2015	19,780,882	$19,781	$19,908,571	$(16,394,695)	$3,533,657

Issuance of common stock options for compensation of officers	-	-	6,200	-	6,200
Issuance of common stock for debt restructuring with an officer	300,000	300	(300)	-	-
Issuance of common stock for consulting services	55,000	55	19,245	-	19,300
Cancellation of common stock issued for prepaid services			(90,000)		(90,000)
Net loss	-	-	-	(755,945)	(755,945)

Balances, December 31, 2016	20,135,882	20,136	19,843,716	(17,150,640)	2,713,212

Issuance of common stock for consulting services	20,000	20	5,080	-	5,100

Issuance of common stock for compensation of officers	60,000	60	15,740	-	15,800

Net loss	-	-	-	(405,924)	(405,924)

Balances, December 31, 2017	20,215,882	$20,216	$19,864,536	$(17,556,564)	$2,328,188

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(405,924)	$(755,945)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	270,000	683,339
Issuance of common stocks for services	5,100	19,300
Issuance of stock based compensation	15,800	6,200
Amortization of prepaid stock based compensation	-	60,000
Loss from disposal of property and equipment	-	1,108
Depreciation and amortization expense	19,091	19,188
Changes in operating assets and liabilities:
Accounts receivable, net	(61,538)	325,198
Inventories	(16,927)	(108,438)
Accounts payable and accrued liabilities	(3,318)	(17,934)
Due to related party	27,910	(29,400)

Net cash (used in) provided by operating activities	(149,806)	202,616

Cash flows from investing activities:
Purchase of equipment	(3,614)	-

Net cash used in investing activities	(3,614)	-

Cash flows from financing activities:
Repayments on notes payable	(75,000)	(250,000)
Net Proceeds from line of credit	50,000	130,000

Net cash used in financing activities	(25,000)	(120,000)

(Decrease) increase in cash and cash equivalents	(178,420)	82,616

Cash and cash equivalents at beginning of period	256,263	173,647

Cash and cash equivalents at end of period	$77,843	$256,263

Supplementary disclosure of cash flow information:
Interest paid	$54,661	$58,052
Taxes paid	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Cancellation of common stock issued for prepaid services	$-	$90,000

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

We currently are providing technology and/or collection services to four spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas; and Las Cruces, New Mexico (which affiliation was added in the fourth quarter 2017).  We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to offer our technology to additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,551,866 to $17,556,564 as of December 31, 2017. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at December 31, 2017 and 2016 are classified as finished-goods and consist of our Quad Video Halo.

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

Intangible Assets and Goodwill

Intangible assets acquired are initially recognized at cost. Intangible assets acquired in a business combination are recognized at their estimated fair value at the date of acquisition. Intangibles with a finite life are amortized, ratably, based on the contractual terms of the associated agreements. As of December 31, 2017 and 2016 the Company’s balance of intangible assets consisted solely of goodwill totaling $170,200.

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  At December 31, 2017 and 2016, no impairment to the asset was determined to have occurred.

Research and Development

Research and development projects and costs are expensed as incurred.  These costs consist of direct costs associated with the design of new products.  Research and development expenses incurred during the years ended December 31, 2017 and 2016, were $15,688 and $45,661, respectively.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At December 31, 2017 and 2016, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. Our sales are within a certain region of the United States of America, specifically the state of Texas.  Changes in legal or economic factors within Texas may affect the Company’s operating results.  We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, based on management’s estimates, we have established an allowance for doubtful accounts in the amount of $106,443 and $958,185, at December 31, 2017 and 2016, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the years ended December 31, 2017 and 2016, we recognized compensation expense related to our stock based compensation of $15,800 and $6,200, respectively. We also recognized compensation expense for issuances of our common stock in exchange for services of $5,100 and $19,300 during the years ended December 31, 2017 and 2016, respectively.  During the years ended December 31, 2017 and 2016, we amortized $0 and $60,000, respectively, in compensation expense for issuance of common stock out of prepaid expenses.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the years ended December 31, 2017 and 2016, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended December 31, 2017 and 2016, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of good or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017).  Early adoption is not permitted.  We adopted the provisions of this ASU on January 1, 2018 and applied a modified retrospective approach which did not have a significant impact on the Company’s revenues or their timing.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. We adopted the provisions of this ASU on January 1, 2018 and applied a modified retrospective approach which did not have a significant impact on the Company’s revenues or their timing.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current US GAAP and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2020, with early application permitted in annual periods beginning after December 15, 2018. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2016-09. We adopted the provisions of this ASU on January 1, 2018 and applied a modified retrospective approach which did not have a significant impact on the Company’s revenues or their timing.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the years ended December 31, 2017 and 2016.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2017, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of December 31, 2017 and 2016 that 30% of cases will be collected within one year of a medical procedure.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and 2016:

	2017	2016

Computers and equipment	$98,169	$94,555
Less: accumulated depreciation	(55,005)	(35,914)
	$43,164	$58,641

Depreciation expense totaling $19,091 and $19,118, respectively, was charged to operating, general and administrative expenses during the years ended December 31, 2017 and 2016.

During 2017 and 2016 we incurred a loss from disposal on property and equipment totaling $0 and $1,108, respectively.

NOTE 6.  NOTES PAYABLE AND LONG TERM DEBT

Debentures and third party note payable

In June 2013, we extended the maturity date of a $50,000 third party note originally due March 9, 2015 to a maturity date of March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share.  In March 2017 we repaid this third party note in full based on the stated contractual terms.  Associated warrants have also expired and are no longer exercisable.

Convertible and secured notes payable

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that were originally to expire on August 29, 2015, however were extended as described below.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, described above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016, (iv) granted Mr. Dalrymple 200,000 restricted shares of common stock, and (v) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note. In August 2016, the note and associated warrants were amended to extend the maturity date to August 29, 2018.  As of December 31, 2017 and 2016, the note had a principal balance of $225,000, and $250,000, respectively.  During the years ended December 31, 2017 and 2016 the Company recorded $15,000 and $25,000 in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 3.57% at December 31, 2017.
On September 8, 2017 we entered into an Amended and Restated Revolving Line of Credit Note and an Amended and Restated Credit Agreement to extend our revolving line of credit facility with Wells Fargo Bank, whereby the outstanding principal is now due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit, as amended is $1,750,000.  The line of credit remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of December 31, 2017 and 2016, outstanding borrowings under the line of credit totaled $1,325,000 and $1,275,000, respectively.  During the years ended December 31, 2017 and 2016 the Company recorded $39,736 and $28,052 in interest expense related to this note.
Under the terms of the Financing Agreement previously described, we also granted 800,000 unvested and restricted shares of common stock to Mr. Dalrymple with 100,000 shares vesting upon finalization of the line of credit agreement on September 8, 2014, and the remaining shares vesting quarterly in 100,000 share increments through the earlier of August 31, 2018 (the maturity date) or when cancellation or refinance of the debt by either the us or a financial institution (all of which shares are presently vested). During the years ended December 31, 2017 and 2016, we recorded $0 and $60,000, respectively, as compensation expense related to this stock issuance.  As of December 31, 2017 and 2016, there was no unrecognized expense associated with the financing agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2017 and 2016, we issued common stock to compensate officers, employees, directors and outside professionals. The stock issuances were valued based on the quoted market price of our common stock on the respective measurement dates. Following is an analysis of common stock issuances during the years ended December 31, 2017 and 2016:

During the year ended December 31, 2017 we issued 80,000 shares of common stock valued at $20,900 to two consultants and one officer.  We issued 10,000 shares each to two consultants, for services, at $0.26 per share and 60,000 shares to Mr. Cronk, our new Chief Operating Officer, as a part of his compensation agreement, at a stock price of $0.26 per share.  We recognized compensation expense of $20,900 during the year ended December 31, 2017.

During the year ended December 31, 2016, we issued 350,000 shares of common stock, respectively, valued at $0.28 and $0.35 per share, respectively, in connection with employment agreements and consulting agreements. During the twelve months ended December 31, 2016, we expensed $13,100, respectively, in connection with these agreements which are included in operating, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of December 31, 2016, there was no unrecognized expense associated with these agreements.

During the year ended December 31, 2016 the Company canceled certain consulting agreements based on performance resulting in a cancellation of prepaid share based compensation of $90,000.

Warrants

During 2012, we issued 333,333 warrants in conjunction with the secured note payable. The warrants have an exercise price of $1.60 per share and expire in August 2018.

During 2013, we issued 50,000 warrants in conjunction with a third party note payable. The warrants have an exercise price of $0.21 per share and expired in March 2017.

During 2015, we issued 50,000 warrants as a consideration for consulting performed for the Company.  The warrants have an exercise price of $0.50 per share and expired in November 2016.

A summary of the warrant activity for the years ended December 31, 2017 and 2016 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-the-Money)

Outstanding and exercisable at December 31, 2015	433,333	$1.80	0.6	N/A

Warrants expired (Series D)	(50,000)	0.24

Outstanding and exercisable at December 31, 2016	383,333	1.60	0.6	N/A

Warrants expired	(50,000)	0.60

Outstanding and exercisable at December 31, 2017	333,333	$1.60	0.6	N/A

Stock Options

We recognize compensation expense related to stock options in accordance with the FASB standard regarding share-based payments, and as such, have measured the share-based compensation expense for stock options granted during the years ended December 31, 2017 and 2016 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

Details of stock option activity for the years ended December 31, 2017 and 2016 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2015	1,150,000	$0.65	1.1	-
Options granted in 2016	500,000	0.40	4.5
Options expired in 2016	(600,000)
Outstanding at December 31, 2016	1,050,000	0.47	2.8	-
Options expired in 2017	(1,030,000)
Outstanding at December 31, 2017	20,000	$0.40	3.5	-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2017:

	Shares			Remaining
	Underlying	Exercise	Dates of	Contractual
Description	Options	Price	Expiration	Term (in years)

Employee Options	20,000	$0.40	Aug 2021	3.5

20,000

The weighted-average estimated fair value of the 500,000 options issued during 2016 was valued using the Black-Sholes pricing model with the following assumptions:

Expected volatility	194.60%
Risk-free interest rate	0.88%
Expected life	3 years
Dividend yield	0%

For the year ended December 31, 2017, no options were issued and 1,030,000 options expired leaving 20,000 options that expire in August 2021.  For the year ended December 31, 2016, 500,000 options were granted and 600,000 options expired.  We recorded $0 and $6,200 in compensation expense in operating, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, all unrecognized compensation expense related to non-vested stock option awards has been recognized.

NOTE 8. RELATED PARTY TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2017 and 2016, we had balances payable to NSO of $27,910 and $0, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO.  However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

As further described in Note 7, during 2012 we borrowed $1,000,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. The outstanding balance of the note was $225,000 and $250,000 at December 31, 2017 and 2016, respectively.

See also Item 13 “Certain Relationships and Related Transactions” in this Annual Report on Form 10-K.

NOTE 9.  INCOME TAXES

We have not made provision for income taxes for the years ended December 31, 2017 or 2016, since we have net operating loss carryforwards to offset current taxable income.

On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017, but did not recognize any incremental income tax expense in 2017 due to the revaluation of the valuation allowance.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have provisionally recognized the incremental tax impacts related to the revaluation of deferred tax assets and liabilities and our reassessment of uncertain tax positions and valuation allowances and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional technical analysis including changes in interpretations and assumptions we have made with respect to the Tax Act. The accounting is expected to be complete by the fourth quarter of 2018.

Deferred tax assets consist of the following at December 31:

	2017	2016

Benefit from net operating loss carryforwards	$1,998,057	$3,089,339

Allowance for doubtful accounts	22,353	325,782

Less: valuation allowance	(2,020,410)	(3,415,121)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 34%, we have determined that it is not currently more likely than not that we will realize our deferred income tax assets of approximately $2,020,410 and $3,415,121 attributable predominantly to the future utilization of the approximate $9,621,000 and $9,486,000 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2017 and 2016, respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2018 to 2036.

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

For the years ended December 31, 2017 and 2016, the reasons for the difference between the statutory federal rate of 34% and the effective tax rate were as follows:

	2017		2016
		Percentage		Percentage
		of Pre-Tax		of Pre-Tax
	Amount	Income	Amount	Income

Benefit for income tax at federal statutory rate	$138,014	34.0%	$257,021	34.0%

Benefit for state income tax	12,178	3.0%	22,678	3.0%
Non-deductible expenses	(11,170)	(2.8%)	(10,325)	(1.4%)
Effect of change in enacted tax rate	(1,250,730)	(308.1%)	-	-
Change in available NOLs	(283,003)	(69.7%)	-	-
Change in valuation allowance	1,394,711	343.6%	(259,519)	(34.3%)
Other	-	-	(9,855)	(1.3%)

Total	$-	-%	$-	-%

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space under an operating lease that expired in January 2017 with minimum lease payments at December 31, 2017 totaling $6,000.  The Company has not renewed its lease and is currently on a month to month basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017.  Based on this evaluation, our management concluded that, as of December 31, 2017, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	75	Chief Executive Officer, President and Chairman
John Bergeron	61	Chief Financial Officer and Director
Peter Dalrymple	74	Director
Jerry Bratton	65	Director
Jeffrey Cronk	56	Chief Operating officer and Director

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

John Bergeron, CPA – Mr. Bergeron has served as our Chief Financial Officer since October 2011 and as one of our directors since July 2010. From May 2008 through September 2012, he served as President of Jolpeg Inc., a private firm that consults on financial matters in service industries. From May 2002 until May 2008, Mr. Bergeron served as Divisional Controller of Able Manufacturing, a division of NCI Group, Inc, where his responsibilities included financial reporting, budgeting and Sarbanes-Oxley Act compliance. Prior to that, Mr. Bergeron worked as controller of different internet companies and as an accounting manager for several other private firms. He has also worked as an auditor for Arthur Andersen. Mr. Bergeron has more than thirty years’ experience in financial management and corporate development of manufacturing and service industry companies. He has extensive experience in financial reporting of public companies, risk management, business process re-engineering, structuring and implementing accounting procedures and internal control programs for Sarbanes-Oxley Act compliance. Mr. Bergeron is a Certified Public Accountant. He received a Bachelor of Business Administration in Accounting from Lamar University in 1979. He is also currently the President of the Montgomery County MUD #83.

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

Jeffrey A. Cronk, D.C. – Dr. Cronk has served as our Chief Operating Officer since August 2017, and he joined our Board of Directors in November 2015.  Since 2010 he has been the CEO and owner of Biocybernetics Inc; DBA American Spinal Injury and Impairment Consultants, which provides spinal injury and impairment educational programs for doctors, attorneys, case managers, insurers and allied healthcare providers, the purpose of which is to improve diagnostic accuracy, improve treatment results, improve documentation procedures and reduce costs.  From 2010 to present, he is the Director of Education for Spinal Kinetics LLC, a company that provides assessment services of spinal soft-tissue injuries.  Prior to this, he was the owner of National Injury Diagnostics from 2005 to 2010.  Dr. Cronk graduated from Palmer College of Chiropractic with a Bachelor’s Degree in General Sciences and a Doctorate Degree in Chiropractic in 1988. That same year he became a Licensed Doctor of Chiropractic.  In 2013 he completed his law degree with a special emphasis on personal injury law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2017, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2017, except for a Form 4 that was filed late by Jeffrey Cronk, our Chief Operating Officer.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officers, principal financial officers, principal accounting officer or controller, and persons performing similar functions.  The Code of Ethics for Directors and Executive Officers can be found on our website at spineinjurysolutions.com/corporate-governance/.  Further, we undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Spine Injury Solutions, Inc., 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we sent to stockholders on or around September 21, 2017 for our Annual Meeting held October 24, 2017.

Audit Committee

We maintain a separately-designated standing audit committee.  The Audit Committee currently consists of Peter Dalrymple, Jerry Bratton and Jeffrey A. Cronk.  Although the Charter of the Audit Committee provides for a majority of the Audit Committee to be independent, presently only Mr. Bratton is independent.  A majority of the Audit Committee was independent until August 2017 when Dr. Cronk was appointed Chief Operating Officer and is no longer deemed independent.  We anticipate that Dr. Cronk will remain on the Audit Committee until we appoint or elect an additional independent member of the Board who can join the Audit Committee.  If we are unable to appoint or elect an additional independent member of the Board, we will consider amending the Charter of the Audit Committee.

Mr. Bratton is the Chairman of the Audit Committee, and the Board of Directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the Board of Directors.  The Audit Committee meets privately with our management and with our independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2017 and 2016 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

							Change in
							Pension
							Value
						Non-Equity	and
						Incentive	Nonqualified
Name and					Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation	Total
Position		($)	($)	Awards ($)	($)	($)	($)	($)	($)
William Donovan, M.D.	2017	$120,000	-	-	-	-	-	-	120,000
CEO and President	2016	120,000	-	-	-	-	-	-	120,000

John Bergeron	2017	110,000	-	-	-	-	-	-	110,000
CFO	2016	110,000	-	-	-	-	-	-	110,000
Jeffery Cronk, D.C	2017	15,000	-	15,800	-	-	-	-	30,800
COO	2016	-	-	-	-	-	-	-	-

Employment Agreements

On September 16, 2017, our employment agreement with William F. Donovan, M.D. expired.  Since that time, he has worked for us on an at-will basis and presently receives an annual salary of $120,000.

On November 30, 2014, our employment agreement with John Bergeron expired.  Since that time, he has worked for us on an at-will basis and presently receives an annual salary of $110,000.

Outstanding Equity Awards at Fiscal Year End

There are no equity awards outstanding at December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 29, 2018, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 20,215,882 shares of common stock outstanding at March 29, 2018. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 29, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	3,872,427	(2)	19.16%
Jeffrey Cronk, D.C.(1)	85,000	(3)	0.42%
John Bergeron (1)	160,000	(4)	0.78%
Jerry Bratton (1)	1,556,100	(5)	7.70%
Peter L. Dalrymple (1)	2,987,276	(6)	14.54%
All Directors and named executive officers as a group (5 persons)	8,660,803		42.84%

(1)	The named individual is one of our executive officers or directors. His address is c/o Spine Injury Solutions, Inc., 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

(2)
Includes 557,486 shares of common stock held indirectly through NorthShore Orthopedics, Assoc. (of which Dr. Donovan is the sole shareholder and has voting and investment authority) and 3,314,941 shares held directly by Dr. Donovan.

(3)	Includes 85,000 shares of common stock.

(4)	Includes 160,000 shares of common stock.

(5)
Includes 1,556,100 shares of common stock held by Mr. Bratton, of which Mr. Bratton has sole voting and investment authority of 320,000 shares and shared voting and investment authority with his spouse of 1,236,100 shares.

(6)
Includes (a) securities held individually by Peter L. Dalrymple, including (i) 1,000,000 shares of common stock; and (b) 1,987,276 shares of common stock held by LPD Investments Ltd. (“LPD”).  Mr. Dalrymple is General Partner of LPD and has voting and investment authority over shares held by it. He is also a Limited Partner of LPD with the other Limited Partners being his wife and three trusts, of which he is trustee and his children are beneficiaries.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2017:

Plan Category	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	--		--	--
Equity compensation plans not approved by security holders	20,000	(1)	0.40	--
Total	20,000		0.40	--

(1)	Consists of common shares to be issued upon exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2017 and 2016, we had balances payable to NSO of $27,910 and $0 respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

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

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, described above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016, (iv) granted Mr. Dalrymple 200,000 restricted shares of common stock, and (v) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note. In August 2016, the note and associated warrants were amended to extend the maturity date to August 29, 2018.  As of December 31, 2017 and 2016, the note had a principal balance of $225,000, and $250,000, respectively.

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 3.57% at December 31, 2017.  On September 8, 2017 we entered into an Amended and Restated Revolving Line of Credit Note and an Amended and Restated Credit Agreement to extend our revolving line of credit facility with Wells Fargo Bank, whereby the outstanding principal is now due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit, as amended is $1,750,000.  The line of credit remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of December 31, 2017 and 2016, outstanding borrowings under the line of credit totaled $1,325,000 and $1,275,000, respectively.

Director Independence

We currently have one independent director on our Board, Jerry Bratton.  The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of Jerry Bratton and made a subjective determination as to each of these directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Spine Injury Solutions, Inc.  In making these determinations, the Board reviewed information provided by these directors with regard to each individual’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees(1)	$64,000	$67,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$64,000	$67,000

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2017 and 2016, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

10.1	Employment Agreement with William F. Donovan, M.D. dated September 18, 2014 (Incorporated by reference from Form 8-K filed with the SEC on September 22, 2014) *

10.2	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2014) *

10.3	Wells Fargo Loan Documentation (Incorporated by reference from Form 10-Q filed with the SEC on May 13, 2015) *

10.4	Letter agreement between Spine Injury Solutions, Inc. and Jeffrey Cronk (Incorporated by reference from Form 8-K filed with the SEC on September 7, 2017) *

10.5	Amended and Restated Revolving Line of Credit Note and Amended and Restated Credit Agreement with Wells Fargo Bank (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2017) *

10.6
Financing Agreement, Amended and Restated Secured Promissory Note and Amended Security Agreement with Peter Dalrymple (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2017) *

14.1	Code of Ethics (Incorporated by reference from our website. It can be found at: spineinjurysolutions.com/corporate-governance/) *

21.1	Subsidiaries

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2018.

Spine Injury Solutions, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 29, 2018
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 29, 2018
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 29, 2018
Jerry Bratton	Director

/s/ Jeffrey Cronk, D.C.		March 29, 2018
Jeffrey Cronk, D.C.	Director

/s/ Peter Dalrymple		March 29, 2018
Peter Dalrymple	Director