Form 10-Q
period 2018-03-31
Spine Injury Solutions, Inc
filed 2018-05-14
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2018.
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

As of May 11, 2018, there were 20,215,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	MARCH 31,	DECEMBER 31,
	2018	2017
ASSETS	(Unaudited)

Current assets:
Cash	$57,911	$77,843
Accounts receivable, net	1,096,704	1,078,184
Prepaid expenses	37,000	9,250
Inventories	216,607	200,825

Total current assets	1,408,222	1,366,102

Accounts receivable, net of allowance for doubtful accounts of $143,415 and $106,443 at March 31, 2018 and December 31, 2017, respectively	2,411,518	2,405,837
Property and equipment, net	38,256	43,164
Intangible assets and goodwill, net	170,200	170,200

Total assets	$4,028,196	$3,985,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of Credit	$1,325,000	$1,325,000
Notes Payable	200,000	225,000
Accounts payable and accrued liabilities	75,015	79,205
Due to related parties	9,688	27,910

Total current liabilities	1,609,703	1,657,115

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,215,882 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	20,216	20,216
Additional paid-in capital	19,864,536	19,864,536
Accumulated deficit	(17,466,259)	(17,556,564)

Total stockholders’ equity	2,418,493	2,328,188

Total liabilities and stockholders’ equity	$4,028,196	$3,985,303

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2018	2017

Net revenue	$634,426	$501,163

Cost of providing services, including amounts billed by a related party of 177,576 and $144,781 during the three months ended March 31, 2018 and 2017, respectively	193,645	156,804

Gross profit	440,781	344,359

Operating, general and administrative expenses	337,199	382,028

Income (loss) from operations	103,582	(37,669)

Other income and (expense):
Other income	1,185	1,342
Interest expense	(14,462)	(13,062)

Total other income and (expense)	(13,277)	(11,720)

Net income (loss)	$90,305	$(49,389)

Basic and diluted (loss) earnings per common share	$0.00	$(0.00)

Shares used in (loss) earnings per common share:
Basic	20,215,882	20,145,882
Diluted	20,215,882	20,145,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	FOR THE THREE MONTHS ENDED March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$90,305	$(49,389)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Bad debt expense	50,000	40,000
Stock based compensation	-	2,100
Depreciation expense	4,908	4,727
Changes in operating assets and liabilities:
Accounts receivable, net	(74,201)	4,080
Inventories	(15,782)	-
Prepaid expenses and other assets	(27,750)	(27,750)
Accounts payable and accrued liabilities	(4,190)	(23,255)
Due to related party	(18,222)	(44,066)

Net cash provided (used) in operating activities	5,068	(93,553)

Cash flows from financing activities:
Payment of note payable	(25,000)	(50,000)

Net cash used in financing activities	(25,000)	(50,000)

Net decrease in cash and cash equivalents	(19,932)	(143,553)
Cash and cash equivalents at beginning of period	77,843	256,263

Cash and cash equivalents at end of period	$57,911	$112,710

Supplementary disclosure of cash flow information:
Interest paid	$14,462	$13,061
Taxes paid	$-	$-

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

In September 2014, we created a wholly-owned subsidiary, Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets in connection with the QVH units.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,461,561 to $17,466,259 as of March 31, 2018. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES
The following are summarized accounting policies considered to be critical by our management:
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended March 31, 2018, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Revenue Recognition

Our net revenues include service and product revenues.  Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork.  Service revenues are recorded as net patient service revenues based on variable consideration elements further described in Note 4.  Product sales arise from the sale and transfer of control of the Company’s QVH units to a consumer.  The Company did not have material sales of QVH units included in its condensed consolidated financial statements.  As such for the purposes of the condensed consolidated financial statements there is no material disaggregation of revenues as the material portion of revenues consisted of the service revenues.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4).  As of March 31, 2018, and 2017, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated financial statements.

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at March 31, 2018 and December 31, 2017 are classified as finished-goods and consist of our Quad Video Halo.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. The goodwill amount is tested for impairment when events or circumstances indicate the asset might be impaired, but at least annually.  Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of March 31, 2018 and December 31, 2017, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At March 31, 2018 and December 31, 2017, no impairment of the long-lived assets was determined to have occurred.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $143,415 and $106,443, at March 31, 2018 and December 31, 2017, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the three months ended March 31, 2018 and 2017, we recognized compensation expense for issuances of our common stock in exchange for services of $0 and $2,100, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three months ended March 31, 2018 and 2017, we recognized no estimated interest or penalties as income tax expense.

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

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2018 and 2017, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the statements of operations, because all such securities were anti-dilutive.  The earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017).  Early adoption is not permitted.  We have adopted the provisions within this ASU and it did not have a material effect on the financial statements other than the required disclosures included here-in.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management has determined that based on current accounting and lease contract information the adoption of ASU No. 2016-02 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and disclosures   However Management is continually evaluating the future impact of ASU No. 2016-02 based on changes in the Company’s consolidated financial statements through the period of adoption.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. We have adopted the provisions within this ASU and it did not have a material effect on the Company’s consolidated financial position and results of operations other than the required disclosures included here-in.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2020, with early application permitted in annual periods beginning after December 15, 2018. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU No. 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables, or corrects unintended application of the guidance. The effective date and transition requirements for ASU No. 2016-20 are the same as the effective date and transition requirements for ASU No. 2016-09. We have adopted the provisions within this ASU and it did not have a material effect on the Company’s consolidated financial position and results of operations other than the required disclosures included here-in.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  ASU No. 2017-09 is effective for annual periods, including interim periods, beginning after December 15, 2017, with early adoption permitted for interim periods of public business entities within reporting periods for which financial statements have not yet been issued.  The amendments of ASU No. 2017-09 should be applied prospectively as of the beginning of the period of adoption. Management has adopted the provisions of this ASU on January 1, 2018 and there were no significant effects on the consolidated financial statements or disclosures.

NOTE 4.  ACCOUNTS RECEIVABLE

Our net revenues include service and product revenues.  Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork. Service revenues are recorded as net patient service revenues based on variable consideration elements described below.  Product sales arise from the sale and transfer of control of our QVH units to a consumer.  We did not have material sales of QVH units included in its condensed consolidated financial statements.

We manage certain spine injury diagnostic centers where independent healthcare providers perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the contract’s performance obligation i.e. the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” due to variable consideration elements within the contract allowing for settlement for less than billed amounts.  We have elected to use the expected value method for estimating the variable consideration elements within the service revenue contracts and use the sum of probability weighted amounts or collectability percentages as applied to the gross amounts billed using CPT codes. While we do collect 100% of the accounts on some patients, our estimated variable consideration method is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A variable consideration discount rate of 48%, based on the expected value method, was used to reduce revenue to 52%, of CPT code billings (“gross revenue”) during the three months ended March 31, 2018 and 2017.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients.  Historical experience, through 2017, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of March 31, 2018 and December 31, 2017, 30% of cases will be subject to a settlement or judgment within one year of a medical procedure.

In addition to the variable consideration discount as described above, we maintain an allowance for doubtful accounts for net accounts receivable in which management has determined factors leading to possible uncollectability, such as resignation of patient legal counsel, stale cases, or other credit deteriorations.  As of March 31, 2018, and December 31, 2017, we have $143,415 and $106,443 recorded as an allowance for doubtful accounts, respectively.  For the three months ended March 31, 2018 and 2017, we recorded $50,000 and $40,000 in bad debt expense, respectively.

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the three months ended March 31, 2018 and 2017, we expensed $177,576 and $144,781 related to services provided by NSO. As of March 31, 2018 and December 31, 2017, we had balances payable to NSO of $9,688 and $27,910, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

We did not issue any shares of common stock for the quarter ended March 31, 2018. In January 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.21 per share, totaling $2,100, which was recognized as compensation expense during the three months ended March 31, 2017.

NOTE 7.  NOTES PAYABLE

Third party note payable

In June 2013, we extended the maturity date of a $50,000 third party note originally due March 9, 2015 to a maturity date of March 9, 2017 in exchange for warrants to purchase 50,000 shares at $0.45 per share. This note was paid in full in March 2017. For the three months ended March 31, 2017, we recorded $986 in interest expense related to this note.

Convertible and secured notes payable

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that was to expire on August 29, 2015; however, the promissory note and warrant were extended as described below.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

SPINE INJURY SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, described above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrant issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note. In August 2016, the note and associated warrant were amended to extend the maturity dates to August 29, 2018. And in September 2017, we extended the maturity date of the promissory note to September 8, 2018 and provided collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of both his promissory note and his obligations in connection with the line of credit with Wells Fargo.  As of March 31, 2018 and December 31, 2017, the note had a principal balance of $200,000 and $225,000, respectively.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 3.88% at March 31, 2018.  In September 2017, the line of credit agreement was amended whereby the outstanding principal is now due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000.  The line of credit is guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of March 31, 2018 and December 31, 2017, outstanding borrowings under the line of credit totaled $1,325,000 for both dates. For the three months ended March 31, 2018 and 2017, we recorded $11,212 and $8,325 in interest expense related to this note.

NOTE 8.  INCOME TAXES

We have not made a provision for (benefit from) income taxes for the three months ended March 31, 2018 or 2017, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

We continue to further refine and market our Quad Video Halo. We anticipate that we will begin recognizing additional revenue from sales of the QVH during the remaining quarters of 2018.

Results of Operations

The unaudited financial statements for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2017 as included in our previously filed report on Form 10-K.

Comparison of the three month period ended March 31, 2018 with the three month period ended March 31, 2017.

We recorded $1,058,124 in gross revenue for the three months ended March 31, 2018, offset by $423,698 of the expected variable consideration discount resulting in net revenue of $634,426.  For the same period in 2017, gross revenue was $831,320, offset by $330,157 of expected variable consideration discount, resulting in net revenue of $501,163.  For the three months ended March 31, 2018, we worked with four spine injury diagnostic centers: Houston, Texas; Tyler, Texas; Odessa, Texas and Las Cruces New Mexico, and for the three months in ended March 31, 2017, we only worked with the centers in Houston, Tyler and Odessa.  This is the primary driver of the difference in revenue. Service cost was $193,645 for the three months ended March 31, 2018 compared to $156,804 for the same period in 2017. The increase in service cost is attributable to the higher case volume in Odessa, coupled with our Las Cruces affiliate recording revenue for the first time in the first quarter of 2018.

During the three months ended March 31, 2018, we incurred $337,199 of operating, general and administrative expenses compared to $382,028 for the same period in 2017.  Operating, general and administrative expenses were lower for the 2018 quarter compared to 2017 primarily because of a decrease in consulting fees, website planning expense and payroll expenses, totaling approximately $60,000, offset by increases in bad debt expense, travel expense, rent, legal expenses and other expenses of $15,000. The higher consulting costs for the quarter ended March 31, 2017 were mostly incurred in connection with the marketing of the QVH.  We also experienced an increase of $8,081 in non-cash operating charges from $46,827 for the three months ended March 31, 2017 to $54,908 for the three months ended March 31, 2018.

As a result of the foregoing, we had net profit of $90,305 for the three months ended March 31, 2018, compared to a net loss of $49,389 for the three months ended March 31, 2017.

Liquidity and Capital Resources

For the three months ended March 31, 2018, cash provided in operations was $5,068 which primarily included increases in accounts receivable of $74,201, increase of inventory of $15,782 and increases in prepaid expenses of $27,750, related party payables of $18,222 and accounts payable of $4,190.  For the same period in 2017 cash used in operations was $93,553 which primarily included decreases in accounts receivable of $4,080 and increases in prepaid expenses of $27,750, related party payables of $44,066 and accounts payable of $23,255.  We used no cash in investing activities for the three months ended March 31, 2018 and 2017.

Cash used in financing activities for the three months ended March 31, 2018 and 2017 consisted of repayments on our notes payable in the amount of $25,000 and $50,000, respectively. We collected $560,343 and $419,086 in settlements during the three months ended March 31, 2018 and 2017, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $2,461,561 to $17,466,259 as of March 31, 2018. During the three months ended March 31, 2018, we realized net revenue of $634,426 and net income of $90,305. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2019. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A, “Risk Factors” in our 2017 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2017 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

Spine Injury Solutions, Inc.

Date: May 14, 2018	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)