Form 10-Q
period 2018-06-30
Spine Injury Solutions, Inc
filed 2018-08-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2018.

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

As of August 14, 2018, there were 20,215,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2018	2017
ASSETS	(Unaudited)

Current assets:
Cash	$64,656	$77,843
Accounts receivable, net	1,146,458	1,078,184
Prepaid expenses	30,550	9,250
Inventories	216,607	200,825

Total current assets	1,458,271	1,366,102

Accounts receivable, net of allowance for doubtful accounts of $191,288 and $106,443 at June 30, 2018 and December 31, 2017, respectively	2,481,758	2,405,837
Property and equipment, net	33,347	43,164
Intangible assets and goodwill	170,200	170,200

Total assets	$4,143,576	$3,985,303

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$1,375,000	$1,325,000
Notes payable	190,000	225,000
Accounts payable and accrued liabilities	110,314	79,205
Due to related parties	27,150	27,910

Total current liabilities	1,702,464	1,657,115

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,215,882 shares issued and outstanding at June 30, 2018 and December 31, 2017	20,216	20,216
Additional paid-in capital	19,864,536	19,864,536
Accumulated deficit	(17,443,640)	(17,556,564)

Total stockholders' equity	2,441,112	2,328,188

Total liabilities and stockholders’ equity	$4,143,576	$3,985,303

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Net revenue	$604,709	$426,064	$1,239,135	$927,227

Cost of providing services, including amounts billed by
Third party providers	96,957	6,848	113,025	18,872
Related party providers	110,651	133,735	288,228	278,515

Total cost of providing services	207,608	140,583	401,253	297,387

Gross profit	397,101	285,481	837,882	629,840

Research and development expenses	-	12,203	-	12,203
Operating, general and administrative expenses	358,619	417,467	695,818	799,495

Gain (Loss) from operations	38,482	(144,189)	142,064	(181,858)

Other income and (expense):
Other income	655	2,229	1,840	3,571
Interest expense	(16,518)	(13,569)	(30,980)	(26,631)

Total other income and (expense)	(15,863)	(11,340)	(29,140)	(23,060)

Net income (loss)	$22,619	$(155,529)	$112,924	$(204,918)

Net loss per common share:
Basic and diluted	$0.00	$(0.01)	$0.01	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	20,215,882	20,149,882	20,215,882	20,145,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$112,924	$(204,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	100,000	120,000
Stock based compensation	-	5,100
Depreciation and amortization expense	9,817	9,455
Changes in operating assets and liabilities:
Accounts receivable, net	(244,195)	(105,149)
Prepaid expenses and other assets	(21,300)	(18,500)
Inventories	(15,782)	(8,430)
Accounts payable and accrued liabilities	31,109	(30,019)
Due to related party	(760)	35,877

Net cash used in operating activities	(28,187)	(196,584)

Cash flows from financing activities:
Payments of notes payable and long-term debt	(35,000)	(50,000)
Proceeds from line of credit, net	50,000	75,000

Net cash provided by financing activities	15,000	25,000

Net decrease in cash and cash equivalents	(13,187)	(171,584)

Cash and cash equivalents at beginning of period	77,843	256,263
Cash and cash equivalents at end of period	$64,656	$84,679

Supplementary cash flow information:
Interest paid	$30,980	$26,631
Taxes paid	$-	$-

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

We are a technology, marketing, management, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding the providers’ accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We currently are affiliated with four spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas and Las Cruces, New Mexico. We are seeking additional funding for expansion by way of reasonable debt financing to accelerate future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,438,942 to $17,443,640 as of June 30, 2018. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2018, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Revenue Recognition

Our net revenues include service and product revenues. Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork. Service revenues are recorded as net patient service revenues based on variable consideration elements further described in Note 4. Product sales arise from the sale and transfer of control of the Company’s QVH units to a consumer. The Company did not have material sales of QVH units included in its condensed consolidated financial statements. As such, for the purposes of the condensed consolidated financial statements, there is no material disaggregation of revenues as the material portion of revenues consisted of the service revenues.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of June 30, 2018, and 2017, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  We maintain cash and cash equivalents in banks, which at times may exceed federally insured limits. We have not experienced any losses on these deposits.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at June 30, 2018 and December 31, 2017 are classified as finished-goods and consist of our Quad Video Halo units.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. The goodwill amount is tested for impairment when events or circumstances indicate the asset might be impaired, but at least annually. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of June 30, 2018 and December 31, 2017, no impairment to the asset was determined to have occurred.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At June 30, 2018 and December 31, 2017, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $191,288 and $106,443, at June 30, 2018 and December 31, 2017, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the six months ended June 30, 2018 and 2017, we recognized compensation expense for issuances of our common stock in exchange for services of $0 and $5,100, respectively. During the three months ended June 30, 2018 and 2017, we recognized compensation expense for issuances of our common stock in exchange for services of $0 and $3,000, respectively.

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

Uncertain Tax Positions

Accounting Standards Codification “ASC” Topic 740-10-25 defines the minimum threshold a tax position is required to meet before being recognized in the financial statements as “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, we will adjust tax expense to reflect our ongoing assessments of such matters which require judgment and can materially increase or decrease our effective rate, as well as impact operating results.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the six months ended June 30, 2018 and 2017, we recognized no estimated interest or penalties as income tax expense.

Legal Costs and Contingencies

In the normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the six months ended June 30, 2018 and 2017, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the statements of operations, because all such securities were anti-dilutive.  The earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  In July 2015, the FASB issued ASU No. 2015-14 which delayed the effective date of ASU No. 2014-09 by one year (effective for annual periods beginning after December 15, 2017).  Early adoption is not permitted.  We have adopted the provisions within this ASU and it did not have a material impact on the financial statements other than the required disclosures included here-in.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management has determined that based on current accounting and lease contract information, the adoption of ASU No. 2016-02 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and disclosures. However, management is continually evaluating the future impact of ASU No. 2016-02 based on changes in the Company’s consolidated financial statements through the period of adoption.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 provides narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU No. 2016-12 are the same as the effective date and transition requirements for ASU No. 2014-09. We have adopted the provisions within this ASU and it did not have a material impact on the financial statements other than the required disclosures included here-in.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments in this update relate to disclosures of the impact of recently issued accounting standards. The SEC staff’s view is that a registrant should evaluate ASC updates that have not yet been adopted, to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to ASU No. 2016-13, Financial Instruments – Credit Losses, ASU No. 2016-02, Leases, and ASU No. 2014-09, Revenue from Contracts with Customers, although the amendments apply to any subsequent amendments to guidance in the ASC. ASU No. 2017-03 is effective upon issuance and did not have a significant impact on the Company’s consolidated financial position, results of operations and disclosures.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU No. 2017-09 is effective for annual periods, including interim periods, beginning after December 15, 2017, with early adoption permitted for interim periods of public business entities within reporting periods for which financial statements have not yet been issued. The amendments of ASU No. 2017-09 should be applied prospectively as of the beginning of the period of adoption. Management has adopted the provisions of this ASU January 1, 2018 and there were no significant effects on the consolidated financial statements or disclosures.

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

Our revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” due to variable consideration elements within the contract allowing for settlement for less than billed amounts. We have elected to use the expected value method for estimating the variable consideration elements within the service revenue contracts and use the sum of probability weighted amounts or collectability percentages as applied to the gross amounts billed using CPT codes. While we do collect 100% of the accounts on some patients, our estimated variable consideration method is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded. A variable consideration discount rate of 48%, based on the expected value method, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the three and six months ended June 30, 2018 and 2017.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients. Historical experience, through 2017, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of June 30, 2018 and December 31, 2017, 30% of cases will be subject to a settlement or judgment within one year of a medical procedure.

In addition to the variable consideration discount as described above, we maintain an allowance for doubtful accounts for net accounts receivable in which management has determined factors leading to possible uncollectability, such as resignation of patient legal counsel, stale cases, or other credit deteriorations. As of June 30, 2018 and December 31, 2017, we have $191,288 and $106,443 recorded as an allowance for doubtful accounts, respectively. For the three months ended June 30, 2018 and 2017, we recorded $50,000 and $80,000 in bad debt expense, respectively.   For the six months ended June 30, 2018 and 2017, we recorded $100,000 and $120,000 in bad debt expense, respectively.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the six months ended June 30, 2018 and 2017 we expensed $288,228 and $278,515 related to services provided by NSO. For the three months ended June 30, 2018 and 2017 we expensed $110,651 and $133,735 related to services provided by NSO. As of June 30, 2018 and December 31, 2017, we had balances payable to NSO of $27,150 and $27,910, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

We have not issued any shares of stock for the first six months of 2018. In January 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.21 per share. In May 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.30 per share. A total of $3,000 and $5,100 was recognized as compensation expense during the three and six months ended June 30, 2017.

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

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, discussed above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note. In August 2016, the note and associated warrant were amended to extend the maturity date to August 29, 2018. And in September 2017, we extended the maturity date of the promissory note to September 8, 2018 and provided collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of both his promissory note and his obligations in connection with the line of credit with Wells Fargo. As of June 30, 2018 and December 31, 2017, the note had a principle balance of $190,000 and $225,000, respectively. For the three months ended June 30, 2018 and 2017, we recorded $3,000 and $3,750, respectively, in interest expense related to this note. For the six months ended June 30, 2018 and 2017, we recorded $6,250 and $8,486, respectively, in interest expense related to this note. In July we paid Mr. Dalrymple $40,000 bringing total balance to $150,000.

NOTE 8. LINE OF CREDIT

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.0%, resulting in an effective rate of 4.0% at June 30, 2018.  In September 2017, the line of credit agreement was amended, whereby the outstanding principle is now due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. The line of credit is guaranteed by Peter L. Dalrymple, a member of the Board of Directors, and is secured by a first lien interest in certain of his assets. As of June 30, 2018 and December 31, 2017, outstanding borrowings under the line of credit totaled $1,375,000 and $1,325,000 respectively. For the three months ended June 30, 2018 and 2017, we recorded $13,518 and $9,819, respectively, in interest expense related to this note. For the six months ended June 30, 2018 and 2017, we recorded $24,730 and $18,145, respectively, in interest expense related to this note.

NOTE 9. INCOME TAXES

We have not made a provision for (benefit from) income taxes for the three and six months ended June 30, 2018 or 2017, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

Management Overview

We are a technology, marketing, management, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing management services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By pre-funding the providers’ accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bills and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

We continue to further refine and market our Quad Video Halo. We anticipate that we will begin recognizing additional revenue from sales of the QVH during the third quarter of 2018.

Results of Operations

The unaudited financial statements for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with U.S. GAAP for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2017, as included in our previously filed report on Form 10-K.

As noted earlier in the description of the business in Note 1 of the Notes to Condensed Consolidated Financial Statements, we own a video recording system known as the Quad Video Halo System 3.0 (“QVH”).

Comparison of the three month period ended June 30, 2018 with the three month period ended June 30, 2017.

We recorded $1,054,065 in gross revenue for the three months ended June 30, 2018, offset by $449,356 of the expected settlement discount resulting in net revenue of $604,709. For the same period in 2017, gross revenue was $730,894, offset by $304,830 of expected settlement discount, resulting in net revenue of $426,064. Revenue was positively affected by the increased case volume of the New Mexico affiliate which started operations in 2018. For the three months ended June 30, 2018, we worked with four spine injury diagnostic centers: Houston, Texas; Tyler, Texas; Odessa, Texas and Las Cruces, New Mexico. Service cost was $207,608 for the three months ended June 30, 2018 compared to $140,583 for the same period in 2017. The increase in service cost is attributable to the higher case volume in Las Cruces.

During the three months ended June 30, 2018, we incurred $358,619 of operating, general and administrative expenses compared to $417,467 for the same period in 2017. Operating, general and administrative expenses were lower for the 2018 quarter compared to 2017 due to the decrease in bad debt expense of approximately $30,000, coupled with lower payroll costs of $17,000, legal costs of $4,000 and $12,203 fewer research and development costs.

As a result of the foregoing, we had net income of $22,619 for the three months ended June 30, 2018, compared to a net loss of $155,529 for the three months ended June 30, 2017.

Comparison of the six month period ended June 30, 2018 with the six month period ended June 30, 2017.

We recorded $2,112,188 in gross revenue for the six months ended June 30, 2018, offset by $873,053 of the expected settlement discount resulting in net revenue of $1,239,135.  For the same period in 2017, gross revenue was $1,562,124, offset by $634,897 of the settlement discount, resulting in net revenue of $927,227.  Revenue was positively affected by the increased case volume of the Las Cruses, New Mexico affiliate which started operations in 2018.

Service cost was $401,253 for the six months ended June 30, 2018 compared to $297,387 for the same period in 2017. The increase in service cost is attributable to the higher case volume in the startup of the Las Cruces affiliate.

During the six months ended June 30, 2018, we incurred $695,818 of operating, general and administrative expenses compared with the $799,495 for the same period in 2017. The decrease is attributable to decreases in consulting expenses of approximately $25,000, coupled with decreases of noncash consulting of approximately $5,000, payroll expenses of $36,000, bad debt expense $20,000, $12,203 fewer research and development expenses and website planning expenses of approximately $8,000.

As a result of the foregoing, we had net income of $112,924 for the six months ended June 30, 2018, compared to a net loss of $204,918 for the six months ended June 30, 2017.

Liquidity and Capital Resources

For the six months ended June 30, 2018, cash used in operations was $28,187 which primarily included increases in accounts receivable of $244,195 and increases in prepaid expenses of $21,300, inventory of $15,782, accounts payable of $31,109 and a decrease in related party payables of $760. For the same period in 2017, cash used in operations was $196,584 which primarily included increases in accounts receivable of $105,149 and increases in prepaid expenses of $18,500, related party payables of $35,877 and decrease in accounts payable of $30,019. We used no cash in investing activities for the six months ended June 30, 2018 and 2017.

Cash used in financing activities for the six months ended June 30, 2018 and 2017 consisted of repayments on our notes payable in the amount of $35,000 and $50,000, respectively, and net draws on our line of credit of $50,000 and 75,000, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $2,438,942 to $17,443,640 as of June 30, 2018. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through June 30, 2019. The company is seeking to increase revenue from services and obtain additional capital from borrowings and selling securities as needed to fund our operations. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Our principal executive officer and principal financial officer have also indicated that there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spine Injury Solutions, Inc.

Date: August 14, 2018	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)