Form 10-Q
period 2018-09-30
Spine Injury Solutions, Inc
filed 2018-11-13
CIK 1066764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2018, there were 20,240,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
ASSETS	(Unaudited)

Current assets:
Cash	$47,588	$77,843
Accounts receivable, net	1,103,984	1,078,184
Prepaid expenses	20,546	9,250
Inventories	221,915	200,825

Total current assets	1,394,033	1,366,102

Accounts receivable, net of allowance for doubtful accounts of $51,209 and $106,443 at September 30, 2018 and December 31, 2017, respectively	2,524,753	2,405,837
Property and equipment, net	28,439	43,164
Intangible assets and goodwill	170,200	170,200

Total assets	$4,117,425	$3,985,303

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$1,490,000	$1,325,000
Notes payable	90,000	225,000
Accounts payable and accrued liabilities	101,186	79,205
Deferred Revenue	22,935	-
Due to related parties	21,307	27,910

Total current liabilities	1,725,428	1,657,115

Commitments and contingencies

Stockholders' equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 shares issued and outstanding at September 30, 2018 and 20,215,882 at December 31, 2017	20,241	20,216
Additional paid-in capital	19,869,511	19,864,536
Accumulated deficit	(17,497,755)	(17,556,564)

Total stockholders' equity	2,391,997	2,328,188

Total liabilities and stockholders’ equity	$4,117,425	$3,985,303

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Net revenue	$561,706	$565,202	$1,800,842	$1,492,429

Cost of providing services, including amounts
Billed by a related party of
Third party providers	139,994	22,605	253,019	41,477
Related party providers	70,107	142,745	358,335	421,260

Total cost of providing services	210,101	165,350	611,354	462,737

Gross profit	351,605	399,852	1,189,488	1,029,692

Research and development expenses	-	-	-	12,203
Operating, general and administrative expenses	394,539	378,063	1,090,357	1,177,558

Income (loss) from operations	(42,934)	21,789	99,131	(160,069)

Other income and (expense):
Other income	5,608	666	7,448	4,237
Interest expense	(16,790)	(14,866)	(47,770)	(41,497)

Total other income and (expense)	(11,182)	(14,200)	(40,322)	(37,260)

Net (loss) income	$(54,116)	$7,589	$58,809	$(197,329)

Net (loss) income per common share:
Basic and diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	20,222,775	20,161,317	20,236,211	20,151,230

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$58,809	$(197,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debt	215,000	170,000
Stock based compensation	5,000	10,900
Depreciation and amortization expense	14,725	14,183
Changes in operating assets and liabilities:
Accounts receivable, net	(359,716)	(76,421)
Inventories	(21,090)	6,987
Prepaid expenses and other assets	(11,296)	(9,250)
Deferred Revenue	22,935	-
Due to related party	(6,603)	10,396
Accounts payable and accrued liabilities	21,981	(16,457)

Net cash used in operating activities	(60,255)	(86,991)

Cash flows from investing activities:
Purchase of equipment	-	(3,614)

Net cash used in investing activities	-	(3,614)

Cash flows from financing activities:
Payment of notes payable and long-term debt	(135,000)	(50,000)
Proceeds from line of credit, net	165,000	25,000

Net cash provided by (used) in financing activities	30,000	(25,000)

Net decrease in cash and cash equivalents	(30,255)	(115,605)

Cash and cash equivalents at beginning of period	77,843	256,263
Cash and cash equivalents at end of period	$47,588	$140,658

Supplementary cash flow information:
Interest paid	$47,770	$41,497
Taxes paid	$-	$-

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

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $2,493,057 to $17,497,755 as of September 30, 2018. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

NOTE 3. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2018, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Revenue Recognition

Our net revenues include service and product revenues. Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork. Service revenues are recorded as net patient service revenues based on variable consideration elements further described in Note 4. Product sales arise from the sale and transfer of control of the Company’s QVH units to a consumer. QVH services sales arise when a customer requests use of a QVH unit along with video processes and storage. The services are provided on a monthly basis satisfying the performance obligation. The Company did not have material product sales or service sales related to the QVH units included during the three and nine months ended September 30, 2018 and September 30, 2017. However, for the three and nine months  ended September 30,2018 or 2017,  the Company recorded $22,935 and $0 in deferred revenue related to a QVH services contract beginning in the fourth quarter 2018. As such, for the purposes of the condensed consolidated financial statements, there is no material disaggregation of revenues as the material portion of revenues consisted of the service revenues.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of September 30, 2018, and 2017, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at September 30, 2018 and December 31, 2017 are classified as finished-goods and consist of our Quad Video Halo units.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. The goodwill amount is tested for impairment when events or circumstances indicate the asset might be impaired, but at least annually. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired.  As of September 30, 2018 and December 31, 2017, no impairment to the asset was determined to have occurred.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At September 30, 2018 and December 31, 2017, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $51,209 and $106,443, at September 30, 2018 and December 31, 2017, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the nine months ended September 30, 2018 and 2017, we recognized compensation expense for issuances of our common stock in exchange for services of $5,000 and $10,900, respectively. During the three months ended September 30, 2018 and 2017, we recognized compensation expense for issuances of our common stock in exchange for services of $5,000 and $5,800, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the nine months ended September 30, 2018 and 2017, we recognized no estimated interest or penalties as income tax expense.

Legal Costs and Contingencies

In the normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the nine months ended September 30, 2018 and 2017, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the statements of operations, because all such securities were anti-dilutive.  The earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU No. 2017-09 is effective for annual periods, including interim periods, beginning after December 15, 2017, with early adoption permitted for interim periods of public business entities within reporting periods for which financial statements have not yet been issued. The amendments of ASU No. 2017-09 should be applied prospectively as of the beginning of the period of adoption. Management has adopted the provisions of this ASU, January 1, 2018 and there were no significant effects on the consolidated financial statements or disclosures.

NOTE 4. ACCOUNTS RECEIVABLE

Our net revenues include service and product revenues. Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork. Service revenues are recorded as net patient service revenues based on variable consideration elements described below. Product sales arise from the sale and transfer of control of our QVH units to a consumer. We did not have material sales of QVH units included in our condensed consolidated financial statements.

We manage certain spine injury diagnostic centers where independent healthcare providers perform medical services for patients. We pay the healthcare providers a fixed rate for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the contract’s performance obligation, i.e. the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

Our revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” due to variable consideration elements within the contract allowing for settlement for less than billed amounts. We have elected to use the expected value method for estimating the variable consideration elements within the service revenue contracts and use the sum of probability weighted amounts or collectability percentages as applied to the gross amounts billed using CPT codes. While we do collect 100% of the accounts on some patients, our estimated variable consideration method is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded. A variable consideration discount rate of 48%, based on the expected value method, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the three and nine months ended September 30, 2018 and 2017.

The patients who receive medical services at the diagnostic centers are typically plaintiffs in accident lawsuits. The timing of collection of receivables is dependent on the timing of a settlement or judgment of each individual case associated with these patients. Historical experience, through 2017, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates that as of September 30, 2018 and December 31, 2017, 30% of cases will be subject to a settlement or judgment within one year of a medical procedure.

In addition to the variable consideration discount as described above, we maintain an allowance for doubtful accounts for net accounts receivable in which management has determined factors leading to possible uncollectability, such as resignation of patient legal counsel, stale cases, or other credit deteriorations. As of September 30, 2018 and December 31, 2017, we have $51,209 and $106,443 recorded as an allowance for doubtful accounts, respectively. For the three months ended September 30, 2018 and 2017, we recorded $115,000 and $50,000 in bad debt expense, respectively. For the nine months ended September 30, 2018 and 2017, we recorded $215,000 and $170,000 in bad debt expense, respectively. For the three months ended September 30, 2018 and 2017, we recorded $43,220 and $0 in recoveries associated with previously written off receivables, respectively. For the nine months ended September 30, 2018 and 2017, we recorded $63,145 and $0 in recoveries associated with previously written off receivables, respectively.

NOTE 5. DUE TO RELATED PARTIES

We have an agreement with North Shore Orthopedics (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the nine months ended September 30, 2018 and 2017 we expensed $358,335 and $421,260 related to services provided by NSO. For the three months ended September 30, 2018 and 2017 we recorded $139,944 and $142,745 related to services provided by NSO. As of September 30, 2018 and December 31, 2017, we had balances payable to NSO of $21,307 and $27,910, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

In July 2018 we issued 25,000 shares of common stock to a consultant for services, valued at $.20 per share. In January 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.21 per share. In May 2017, we issued 10,000 shares of common stock to a consultant for services, valued at $0.30 per share. For the three months ended September 30, 2018 and 2017 we recorded $5,000 and $0 in compensation expense related to these issuances. For the nine months ended September 30, 2018 and 2017 we recorded a total of $5,000 and $10,900 in compensation expense related to these issuances.

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

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple whereby, he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, discussed above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016 and (iv) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note. In August 2016, the note and associated warrant were amended to extend the maturity date to August 29, 2018. And in September 2017, we extended the maturity date of the promissory note to September 8, 2018. In connection with the extension of the Wells Fargo line of credit discussed in Note 8, on September 5, 2018 we entered into a Financing Agreement with Mr. Dalrymple  and an Amendment to Amended and Restated Secured Promissory Note, under which we extended the maturity date of the promissory note originally entered into with Mr. Dalrymple in August 2012 to be due and payable on September 8, 2019. We will continue to provide collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of both his promissory note with us and his obligations in connection with the line of credit with Wells Fargo.  As of September 30, 2018 and December 31, 2017, the note had a principle balance of $90,000 and $225,000, respectively. For the three months ended September 30, 2018 and 2017, we recorded $2,005 and $3,750, respectively, in interest expense related to this note. For the nine months ended September 30, 2018 and 2017, we recorded $8,255 and $12,36, respectively, in interest expense related to this note.

NOTE 8. LINE OF CREDIT

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.0%, resulting in an effective rate of 4.0% at September 30, 2018.  In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal is now due and payable in full on August 31, 2019. The maximum amount we can borrow under the line of credit remains $1,750,000.  The line of credit also remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets.  As of September 30, 2018 and December 31, 2017, outstanding borrowings under the line of credit totaled $1,490,000 and $1,325,000 respectively. For the three months ended September 30, 2018 and 2017, we recorded $14,758 and $13,518, respectively, in interest expense related to this note. For the nine months ended September 30, 2018 and 2017, we recorded $39,515 and $24,730, respectively, in interest expense related to this note.

NOTE 9. INCOME TAXES

We have not made a provision for (benefit from) income taxes for the three and nine months ended September 30, 2018 or 2017, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

We continue to further refine and market our Quad Video Halo System 3.0 (“QVH”). We anticipate that we will begin recognizing additional revenue from sales and subscriptions of the QVH during the fourth quarter of 2018.

Results of Operations

The unaudited financial statements for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with U.S. GAAP for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2018.

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

As noted earlier in the description of the business in Note 1 of the Notes to Condensed Consolidated Financial Statements, we own a video recording system known as the (“QVH”).

Comparison of the three-month period ended September 30, 2018 with the three-month period ended September 30, 2017.

We recorded $1,228,754 in gross revenue for the three months ended September 30, 2018, offset by $667,048 of the expected settlement discount resulting in net revenue of $561,706. We recorded $876,774 in gross revenue for the three months ended September 30, 2017, offset by $311,572 of the expected settlement discount resulting in net revenue of $565,202.    For the three months ended September 30, 2018, we worked with four spine injury diagnostic centers: Houston, Texas; Tyler, Texas, Odessa, Texas and Las Cruces New Mexico. The increase in gross revenue and associated service cost is attributable to the higher case volume in New Mexico and Odessa.

During the three months ended September 30, 2018, we incurred $394,539 of operating, general and administrative expenses compared to $378,063 for the same period in 2017. The increase is due mainly to collection of receivables of $43,000 previously written off, decreases of travel and entertainment expense of $21,000, coupled with an increase of investor relations costs of $10,000, bad debt of $65,000 and other expense increases netting out to $5,000.

As a result of the foregoing, we had a net loss of $54,116 for the three months ended September 30, 2018, compared to a net income of $7,589 for the three months ended September 30, 2017.

Comparison of the nine-month period ended September 30, 2018 with the nine-month period ended September 30, 2017.

We recorded $3,340,943 in gross revenue for the nine months ended September 30, 2018, offset by $1,540,101 of the expected settlement discount resulting in net revenue of $1,800,842.  We recorded $2,438,988 in gross revenue for the nine months ended September 30, 2017, offset by $946,559 of the expected settlement discount resulting in net revenue of $1,492,429.  Revenue was positively affected by the addition of the New Mexico locations.

Service cost was $611,354 for the nine months ended September 30, 2018 compared to $462,737 for the same period in 2017.  The increase in service cost is attributable to higher case volume in New Mexico.

During the nine months ended September 30, 2018, we incurred $1,090,357 of operating, general and administrative expenses compared with the $1,177,558 for the same period in 2017. The decrease is due mainly to collection of receivables of $63,000 previously written off, decreases in payroll and consulting costs of $59,000, marketing costs of $5,500, website planning of $9,000, travel and entertainment expense of $13,000, coupled with an increase of investor relations costs of $20,000, increase in bad debt expense of $45,000 and other expense decreases netting out to $13,000.  During the nine months ended September 30, 2017, we incurred $12,203 of research and development expenses compared with $0 for the same period in 2018.

As a result of the foregoing, we had net income of $58,809 for the nine months ended September 30, 2018, compared to a net loss of $197,329 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, cash used in operations was $60,257 which primarily included uses of cash from operating sources due to a decrease in related party payables of $6,603, increases in accounts receivable of $359,716, prepaid expenses of $11,296, inventory of $21,090, and increases in cash from operating sources including an increase of accounts payable of $21,981 and deferred revenue of $22,935. For the same period in 2017 cash used in operations was $86,991 which primarily included decreases in cash flows from operating sources attributable to increases in accounts receivable of $76,421, increases in prepaid expenses of $9,250, offset by increases in cash flows from operating sources due to a decrease in accounts payable of $16,457, and an increase in related party payables of $10,396. We used no cash in investing activities for the nine months ended September 30, 2018 and we used cash to purchase $3,614 in fixed assets for the nine months ended September 30, 2017.

The deferred revenue consists of the first three months of a subscription agreement with our Quad Video Halo subsidiary and a healthcare provider at an out of state location. The revenue will be recognized beginning in October 2018.

Cash used in financing activities for the nine months ended September 30, 2018 and 2017 consisted of repayments on our notes payable in the amount of $135,000 and $50,000, respectively, and net draws on our line of credit of $165,000 and $25,000, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $2,493,057 to $17,497,755 as of September 30, 2018. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through September 30, 2019. The company is seeking to increase revenue from services and obtain additional capital from borrowings and selling securities as needed to fund our operations. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2018, we issued 25,000 shares of common stock to a consultant as consideration for consulting services. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

10.5

Amended and Restated Revolving Line of Credit Note and Amended and Restated Credit Agreement with Wells Fargo Bank dated August 17, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2017) *

10.6

Financing Agreement, Amended and Restated Secured Promissory Note and Amended Security Agreement with Peter Dalrymple dated September 8, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2017) *

10.7	Amended and Restated Revolving Line of Credit Note and Amended and Restated Credit Agreement with Wells Fargo Bank dated September 7, 2018

10.8	Amended and Restated Continuing Guaranty from Peter Dalrymple dated September 7, 2018

10.9	Financing Agreement and Amended and Restated Secured Promissory Note with Peter Dalrymple dated September 5, 2018

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

Spine Injury Solutions, Inc.

Date: November 13, 2018	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)