Form 10-K
period 2018-12-31
Spine Injury Solutions, Inc
filed 2019-04-01
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.18 per share, the price at which the registrant’s common stock was last sold as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter) was $2,079,914.

At April 1, 2019, there were 20,240,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

We currently are affiliated with four spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas; and Las Cruces, New Mexico.  We are seeking additional funding for expansion by way of reasonable debt financing or equity injection to fund future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available. Without additional funding, there is no guarantee that we can continue as a going concern.

We own a patented device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” which we believe can attract additional physicians and patients as well as provide us with additional revenue streams with our new programs designed to assist in treatment documentation.  We have refined the technology, through research and development, resulting in a fully commercialized Quad Video Halo System 3.0.  Using this technology, diagnostic and treatment procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.   Additionally, we anticipate independent medical representatives will sell Quad Video Halo units to additional hospitals and clinics.

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

Corporate Practice of Medicine and Other Laws

We are not licensed to practice medicine. Most states in which our business operates or in which we anticipate it will operate, limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee splitting. Most state fee-splitting laws only prohibit a physician from sharing medical fees with a referral source, but some states have interpreted certain management agreements between business entities and physicians as unlawful fee-splitting. Statutes and regulations relating to the practice of medicine, fee-splitting, and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on court rulings and attorney general opinions. There are many states that permit the corporate practice of medicine, and we are exploring opportunities in these states.

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

Research and Development

During the years ended December 31, 2018 and 2017, we spent $0 and $15,688, respectively in design and testing fees for our Quad Video Halo system.  These costs do not reflect the marketing and other associated costs with the development of the Quad Video Halo system.

Employees

We currently have five full time employees, including two officers and three other employees at our corporate headquarters and warehouse.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, including our net loss of $671,655 for the year ended December 31, 2018 and our accumulated deficit of $18,228,219 at year-end.  We are not generating sufficient operating cash flows to support continuing operations.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have discontinued funding future medical procedures due to our cash position

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current shareholder (see Note 6—Notes Payable and Long-Term Debt). We have not funded any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations.  Specifically, we rely on William Donovan, M.D., Chairman, Chief Executive Officer and President, to maintain our strategic direction.  There is no assurance that Dr. Donovan will continue to be employed by us.  We currently maintain $1,000,000 in key-man life insurance with respect to Dr. Donovan.

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

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased to $18,228,219, as of December 31, 2018. We plan to decrease our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to decrease our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

We lease a 2,400 square foot warehouse/office in Clear Lake Shores, Texas where we assemble, develop, test, and market the Quad Video Halo.  The lease is month-to-month with a monthly rent of $1,950. We moved out of this location in February 2019.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets under the symbol, “SPIN.”  Trading in our common stock is in the over-the-counter market and has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low sales prices for the common stock for each quarter of the fiscal years ended December 31, 2018 and 2017, according to Nasdaq.com, were as follows:

Quarter Ended	High	Low
3/31/18	$0.33	$0.16
6/30/18	$0.23	$0.10
9/30/18	$0.30	$0.15
12/31/18	$0.18	$0.04
3/31/17	$0.50	$0.15
6/30/17	$0.46	$0.22
9/30/17	$0.40	$0.22
12/31/17	$0.39	$0.21

Record Holders

As of March 29, 2019, there were approximately 66 stockholders of record of our common stock, and we estimate that there were approximately 600 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 29, 2019, we have a total of 20,240,882 shares of common stock issued and outstanding.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Equity Compensation Plan Information

As of December 31, 2018, we do not have any compensation plans under which our equity securities are authorized for issuance.

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

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current shareholder (see Note 6—Notes Payable and Long-Term Debt). We have not funded any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations, however in late 2018 we were able to sell certain contracts to customers for the use of our QVH units along with image processing services.

There can be no guarantee of us continuing as a going concern if we cannot find additional funds. We continue to explore opportunities to raise additional capital to fund the Company’s operations.

Results of Operations

For the years ended December 31, 2018 versus 2017:

We recorded $1,835,620 in net revenues with $656,777 in costs of services and gross profit of $1,178,843 for the year ended December 31, 2018.  We recorded $1,855,615 in net revenues with $571,769 in costs of services and gross profit of $1,283,846 for the year ended December 31, 2017.  Revenue for 2018 was flat due to the current constraints on liquidity. Las Cruces revenues were higher as it includes an imaging center, which aided in additional volume, while revenue in Houston and Tyler were lower from previous years resulting in the flat revenue results.

We recognize revenue by reference to “net revenue,” which is gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  A discount rate of a 48% based on settled patient cases, was used to determine net revenue during 2018 and 2017. Accordingly, we had gross revenues of $3,263,921 with net revenues of $1,835,620 for the year ended December 31, 2018, versus gross revenues of $3,059,327 with net revenues of $1,855,615 for the year ended December 31, 2017. For cost of services, during 2018 we expensed certain obsolete inventory totaling $50,000 causing an overall lower gross margin; however, costs of services related to service revenue was consistent with 2017 costs.

Expenses

For the years ended December 31, 2018 versus 2017:

Operating, general and administrative expenses for the year ended December 31, 2018 were $1,792,554 as compared to $1,624,717 for the year ended December 31, 2017. Operating expenses increased due to increases in bad debt expenses and investor relations expenses, coupled with lower marketing costs, travel costs, payroll costs, consulting noncash and collections of accounts that have been previously written off. Recoveries from written off accounts totaled $91,970 in 2018 and are recorded as an offset to bad debt expense.

Bad debt expense, net of recoveries, included in operating, general and administrative expenses, totaled $523,030 and $270,000, respectively, for the years ended December 31, 2018 and 2017. The increase in bad debt expense is primarily attributable to our assessment of active cases that have aged greater than historic norms.  While we continue to pursue all amounts owed, we increased the allowance for bad debt to encompass those receivables in which collection is doubtful.

Other income (expense) for the year ended December 31, 2018 was a net expense of $57,944 as compared to a net expense of $49,365 for the year ended December 31, 2017. For the year ended December 31, 2018, other income was $8,297 offset by interest expense of $66,241.  For the year ended December 31, 2017, other income was $6,357 offset by interest expense of $55,722. The increase in expense for 2018 versus 2017 is primarily attributable to higher borrowings on our line of credit with Wells Fargo which bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 4.51% at December 31, 2018.

Net Loss

For the years ended December 31, 2018 versus 2017:

Net loss for the year ended December 31, 2018 was $671,655 compared to net loss of $405,924 for the year ended December 31, 2017.  Higher operating expenses, coupled with increased interest costs, increased bad debt expense and offset by lower personnel costs to develop and market the Quad Video Halo, resulted in net loss increasing in 2018 from 2017.

Liquidity and Capital Resources

For the year ended December 31, 2018 versus 2017:

During 2018, cash used in operating activities was $63,638 as compared to $149,806 of cash used in 2017.  The decrease in cash used in operations was mainly due to increases in bad debt expense, decreases in inventory and offset by the net increases in accounts receivable balances, prepaid expenses, coupled with decreases in accounts payable, including related party.

During, 2018, we had no change in cash flows from investing activities; however, we did reclassify certain inventory components totaling $59,526 related to three quad video units to equipment. In 2017 we purchased components for unit whereby an exam could be done without the physician being present, saving travel costs versus a purchase of no equipment in 2017, resulting in cash used in investing activities.

Cash flows provided in financing activities totaled $105,000 for the year ended December 31, 2018, consisting of $240,000 offset by $135,000 in payments on our current debt. Cash flows used in financing activities totaled $25,000 for the year ended December 31, 2017, consisting of a payment of current debt of $75,000, offset by $50,000 in draws on our line of credit.

We have debt totaling $90,000 that is due in August 2019 to our director Peter Dalrymple.  We anticipate using the line of credit to cover the payments as we continue to seek new business, or we will attempt to restructure the note.

Capital Expenditures

As noted above, we reclassified certain QVH carts from inventory to equipment in 2018. We expended $3,614 in 2017 for equipment relating to telemedicine.  We planned on using this equipment in Odessa in an effort to save both time and money.

Income Tax Expense (Benefit)

We have experienced losses and as a result have net operating loss carryforwards available to offset future taxable income.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2018 and 2017 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

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

Revenue Recognition and Accounts Receivable

Our net revenues include service and product revenues. Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork. Service revenues are recorded as net patient service revenues based on variable consideration elements further described below and in Note 4. Product sales arise from the sale and transfer of control of the Company’s QVH units to a consumer. QVH services sales arise when a customer requests use of a QVH unit along with video processes and storage. The QVH services are provided on a monthly basis satisfying the contractual performance obligation. The Company did not have material product or service sales related to the QVH units included during the year ended December 31, 2018 and, 2017.

As such, for the purposes of the consolidated financial statements, there is no material disaggregation of revenues as the material portion of revenues consisted of the service revenues.

For service revenues, the patients are billed by the healthcare provider based on CPT codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure.

Additionally for service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue as recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the years ended December 31, 2018 and 2017.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of December 31, 2018 and 2017, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated financial statements.

Accounting Standards Updates

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2018 and 2017 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $3,223,521 to $18,228,219 as of December 31, 2018. During the year ended December 31, 2018, we realized net revenue of $1,835,620 and a net loss of $671,655. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through December 31, 2019. There can be no assurances that there will be adequate financing available to us. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2018 and 2017 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Injury Solutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spine Injury Solutions, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Other Matter

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $18,228,219 and a net loss of $671,655 as of and for the year ended December 31, 2018.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, LLP We have served as the Company’s auditor since 2010. Houston, Texas April 1, 2019

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

Current assets:
Cash and Cash equivalents	$59,679	$77,843
Accounts receivable, net	1,040,117	1,078,184
Prepaid expenses	10,650	9,250
Inventories	116,221	200,825

Total current assets	1,226,667	1,366,102

Accounts receivable, net of allowance for doubtful accounts of $395,873 and $106,433 at December 31, 2018 and 2017, respectively	1,923,421	2,405,837
Property and equipment, net	77,187	43,164
Intangible assets and goodwill	170,200	170,200

Total assets	$3,397,475	$3,985,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,565,000	$1,325,000
Notes payable	90,000	225,000
Accounts payable and accrued liabilities	75,975	79,205
Due to related parties	4,967	27,910

Total current liabilities	1,735,942	1,657,115

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 and 20,215,882 shares issued and outstanding at December 31, 2018 and 2017, respectively	20,241	20,216
Additional paid-in capital	19,869,511	19,864,536
Accumulated deficit	(18,228,219)	(17,556,564)

Total stockholders’ equity	1,661,533	2,328,188

Total liabilities and stockholders’ equity	$3,397,475	$3,985,303

The accompanying notes are an integral part of the consolidated financial statements

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2018 and 2017

	2018	2017

Net revenue	$1,835,620	$1,855,615

Cost of providing services, including amounts billed by a related party of $298,888 and $534,886 during the years ended December 31, 2018 and 2017, respectively	656,777	571,769

Gross profit	1,178,843	1,283,846

Research and Development	-	15,688
Operating, general and administrative expenses	1,792,554	1,624,717

Loss from operations	(613,711)	(356,559)

Other income and (expense):
Other income	8,297	6,357
Interest expense	(66,241)	(55,722)

Total other income and (expense)	(57,944)	(49,365)

Net loss	$(671,655)	$(405,924)

Net loss per common share:
Basic/ diluted	$(0.03)	$(0.02)

Weighted average shares used in loss per common share:
Basic/ diluted	20,228,382	20,158,594

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2016	20,135,882	$20,136	$19,843,716	$(17,150,640)	$2,713,212

Issuance of common stock options for compensation of officers	60,000	60	15,740	-	15,800

Issuance of common stock for consulting services	20,000	20	5,080	-	5,100

Net loss	-	-	-	(405,924)	(405,924)

Balances, December 31, 2017	20,215,882	20,216	19,864,536	(17,556,564)	2,328,188

Issuance of common stock for consulting services	25,000	25	4,975	-	5,000

Net loss	-	-	-	(671,655)	(671,655)

Balances, December 31, 2018	20,240,882	$20,241	$19,869,511	$(18,228,219)	$1,661,533

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(671,655)	$(405,924)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	523,030	270,000
Issuance of common stocks for services	5,000	5,100
Issuance of stock based compensation	-	15,800
Depreciation and amortization expense	25,503	19,091
Changes in operating assets and liabilities:
Accounts receivable, net	(2,547)	(61,538)
Prepaid expenses	(1,400)	-
Inventories	25,078	(16,927)
Accounts payable and accrued liabilities	(3,230)	(3,318)
Due to related party	(22,943)	27,910

Net cash used in by operating activities	(123,164)	(149,806)

Cash flows from investing activities:
Purchase of equipment	-	(3,614)

Net cash used in investing activities	-	(3,614)

Cash flows from financing activities:
Repayments on notes payable	(135,000)	(75,000)
Net Proceeds from line of credit	240,000	50,000

Net cash used in financing activities	105,000	(25,000)

Decrease in cash and cash equivalents	(18,164)	(178,420)

Cash and cash equivalents at beginning of period	77,843	256,263

Cash and cash equivalents at end of period	$56,679	$77,843

Supplementary disclosure of cash flow information:
Interest paid	$66,241	$54,661
Taxes paid	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Reclassification of inventory to equipment	$59,526	$-

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

We currently are providing technology and/or collection services to four spine injury diagnostic centers in the United States, which are located in Houston, Texas; Odessa, Texas; Tyler, Texas; and Las Cruces, New Mexico. We are seeking additional funding for expansion by way of reasonable debt financing or equity investment to fund future development.  In connection with this strategy, we plan to offer our technology to additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $3,223,521 to $18,228,219 as of December 31, 2018. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current shareholder (see Note 6—Notes Payable and Long-Term Debt). We have not funded any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

Revenue Recognition

Our net revenues include service and product revenues. Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork. Service revenues are recorded as net patient service revenues based on variable consideration elements further described below and in Note 4. Product sales arise from the sale and transfer of control of the Company’s QVH units to a consumer. QVH services sales arise when a customer requests use of a QVH unit along with video processes and storage. The QVH services are provided on a monthly basis satisfying the contractual performance obligation. The Company did not have material product or service sales related to the QVH units included during the year ended December 31, 2018 and September 30, 2017.

As such, for the purposes of the consolidated financial statements, there is no material disaggregation of revenues as the material portion of revenues consisted of the service revenues.

For service revenues, the patients are billed by the healthcare provider based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure.

Additionally for service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream  While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the years ended December 31, 2018 and 2017.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of December 31, 2018 and 2017, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at December 31, 2018 and 2017 are classified as finished-goods and consist of our Quad Video Halo. We wrote down our inventory by $50,000 related to certain obsolete inventory.

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

Property and equipment consist of computers and equipment and are depreciated over their estimated useful lives of three to five years, using the straight-line method.

Intangible Assets and Goodwill

Intangible assets acquired are initially recognized at cost. Intangible assets acquired in a business combination are recognized at their estimated fair value at the date of acquisition. Intangibles with a finite life are amortized, ratably, based on the contractual terms of the associated agreements. As of December 31, 2018 and 2017 the Company’s balance of intangible assets consisted solely of goodwill totaling $170,200 and $170,200 respectively

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired. We determined that there were indicators of impairment present and performed an analysis of future cash flows related to the QVH Halo which consisted of contracts entered into with customers during late 2018. The analysis concluded that the discounted cash flows from these contracts supported the value of goodwill as of December 31, 2018. As such no impairment expenses was recorded.

Research and Development

Research and development projects and costs are expensed as incurred.  These costs consist of direct costs associated with the design of new products.  Research and development expenses incurred during the years ended December 31, 2018 and 2017, were $0 and $15,688, respectively.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At December 31, 2018 and 2017, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. Our sales are within a certain region of the United States of America, specifically the state of Texas.  Changes in legal or economic factors within Texas may affect the Company’s operating results.  We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, based on management’s estimates, we have established an allowance for doubtful accounts in the amount of $395,873 and $106,443, at December 31, 2018 and 2017, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the years ended December 31, 2018 and 2017, we recognized compensation expense related to our stock based compensation of $0 and $15,800, respectively. We also recognized compensation expense for issuances of our common stock in exchange for services of $5,000 and $5,100 during the years ended December 31, 2018 and 2017, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the years ended December 31, 2018 and 2017, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended December 31, 2018 and 2017, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). The amendments expand the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU is effective for all organizations for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

NOTE 4.  ACCOUNTS RECEIVABLE

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the years ended December 31, 2018 and 2017.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of December 31, 2018 and 2017 that 30% of cases will be collected within one year of a medical procedure.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of December 31, 2018 and 2017, we determined an allowance for uncollectable accounts of $395,873 and $106,443, respectively was needed for those customer accounts whose collections appears doubtful. During the years ended December 31, 2018 and 2017 we recorded bad debt expense, net of recoveries of $523,030 and $270,000, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2018 and 2017:

	2018	2017

Computers and equipment	$151,638	$98,169
Less: accumulated depreciation	(74,451)	(55,005)
	$77,187	$43,164

Depreciation expense totaling $25,503 and $19,091, respectively, was charged to operating, general and administrative expenses during the years ended December 31, 2018 and 2017.

NOTE 6.  NOTES PAYABLE AND LONG TERM DEBT

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

In August 2016, the note and associated warrants were amended to extend the maturity date to August 29, 2018, then again in September 2017, we extended the maturity date of the promissory note to September 8, 2018. In connection with the extension of the Wells Fargo line of credit discussed below, on September 5, 2018 we entered into a Financing Agreement with Mr. Dalrymple and an Amendment to Amended and Restated Secured Promissory Note, under which we extended the maturity date of the promissory note originally entered into with Mr. Dalrymple in August 2012 to be due and payable on September 8, 2019. We will continue to provide collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of both his promissory note with us and his obligations in connection with the line of credit with Wells Fargo. As of December 31, 2018 and 2017, the note had a principal balance of $90,000, and $225,000, respectively.  During the years ended December 31, 2018 and 2017 the Company recorded $9,606 and $15,000 in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 4.51% at December 31, 2018.

In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal is due and payable in full on August 31, 2019. The maximum amount we can borrow under the line of credit remains $1,750,000. The line of credit also remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of December 31, 2018 and 2017, outstanding borrowings under the line of credit totaled $1,565,000 and $1,325,000, respectively.  During the years ended December 31, 2018 and 2017 the Company recorded $56,635 and $39,736 in interest expense related to this note. As of December 31, 2018 and 2017, there was no unrecognized expense or interest expense associated with the financing agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2018 and 2017, we issued common stock to compensate officers, employees, directors and outside professionals. The stock issuances were valued based on the quoted market price of our common stock on the respective measurement dates. Following is an analysis of common stock issuances during the years ended December 31, 2018 and 2017:

During the year ended December 31, 2018, we issued 25,000 shares of common stock, valued at $0.20 per share, in connection with consulting agreements. During the year ended December 31, 2018, we expensed $5,000, in connection with this agreement which are included in operating, general and administrative expenses in the accompanying consolidated statements of operations.

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

Warrants

During 2012, we issued 333,333 warrants in conjunction with the secured note payable. The warrants have an exercise price of $1.60 per share and expired in August 2018. A summary of the warrant activity for the years ended December 31, 2018 and 2017 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-the-Money)

Outstanding and exercisable at December 31, 2016	383,333	$1.60	0.6	N/A

Warrants expired	(50,000)	0.60	-	N/A

Outstanding and exercisable at December 31, 2017	333,333	1.60	0.6	N/A

Warrants expired	(333,333)	-	-	N/A

Outstanding and exercisable at December 31, 2018	-	-	-	N/A

Stock Options

We recognize compensation expense related to stock options in accordance with the FASB standard regarding share-based payments, and as such, have measured the share-based compensation expense for stock options granted during the years ended December 31, 2018 and 2017 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

Details of stock option activity for the years ended December 31, 2018 and 2017 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2016	1,050,000	$0.47	2.8	-
Options expired in 2016	(1,030,000)
Outstanding at December 31, 2017	20,000	0.40	3.5	-
Options expired in 2018	-	-	-	-
Outstanding at December 31, 2018	20,000	$0.40	2.5	-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2018:

	Shares			Remaining
	Underlying	Exercise	Date of	Contractual
Description	Options	Price	Expiration	Term (in years)
Employee Options	20,000	$0.40	Aug 2021	2.5

For the year ended December 31, 2018, no options were issued or expired.  For the year ended December 31, 2017, no options were granted and 1,030,000 options expired.  As of December 31, 2018, all unrecognized compensation expense related to non-vested stock option awards has been recognized.

NOTE 8. RELATED PARTY TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2018 and 2017, we had balances payable to NSO of $4,967 and $27,910, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO.  However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

As further described in Note 7, during 2012 we borrowed $1,000,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. The outstanding balance of the note was $90,000 and $225,000 at December 31, 2018 and 2017, respectively.

NOTE 9.  INCOME TAXES

We have not made provision for income taxes for the years ended December 31, 2018 or 2017, since we have net operating loss carryforwards generated from recurring net losses offset by a full valuation allowance as described below.

On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2018, but did not recognize any incremental income tax expense in 2017 due to the revaluation of the valuation allowance.

Deferred tax assets consist of the following at December 31:

	2018	2017

Benefit from net operating loss carryforwards	$2,101,778	$1,998,057

Allowance for doubtful accounts	129,150	22,353

Less: valuation allowance	(2,230,928)	(2,020,410)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 21%, we have determined that it is not currently more likely than not that we will realize our deferred income tax assets of approximately $2,231,000 and $2,020,000 attributable predominantly to the future utilization of the approximate $9,762,000 and $9,486,000 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2018 and 2017, respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2019 to 2037, with those net operating losses generated during the year ended December 31, 2018 set to never expire based on the provisions of the Tax Reform Act.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying consolidated statements of operations, to the expected amount at the 21% federal statutory rate:

For the years ended December 31, 2018 and 2017, the reasons for the difference between the statutory federal rate of 21% and 34% and the effective tax rate were as follows:

	2018		2017
		Percentage		Percentage
		of Pre-Tax		of Pre-Tax
	Amount	Income	Amount	Income

Benefit for income tax at federal statutory rate	$141,047	21.0%	$138,014	34.0%

Benefit for state income tax, net of federal effect	15,918	2.4%	12,178	3.0%
Non-deductible expenses	-	-%	(11,170)	(2.8%)
Effect of change in enacted tax rate	-	-%	(1,250,730)	(308.1%)
Change in available NOLs	(44,222)	(6.6%)	(283,003)	(69.7%)
Change in valuation allowance	(112,743)	(16.8%)	1,394,711	343.6%
Other	-	-	-

Total	$-	-%	$-	-%

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space under an operating lease that expired in January 2017 with minimum lease payments of $6,000. Subsequent to the expiration the Company has maintained the lease at $6,000 per month on a month to month basis.

We lease a 2,400 square foot warehouse/office in Clear Lake Shores, Texas where we assemble, develop, test, and market the Quad Video Halo. The lease is month-to-month with a monthly rent of $1,950. We moved out of this location in February 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018.  Based on this evaluation, our management concluded that, as of December 31, 2018, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	76	Chief Executive Officer, President and Chairman
John Bergeron	62	Chief Financial Officer and Director
Peter Dalrymple	75	Director
Jerry Bratton	66	Director
Jeffrey Cronk	57	Chief Operating officer and Director

William F. Donovan, M.D. – Dr. Donovan has served as our Chief Executive Officer since January 2009 and as our President since May 2010. He has served as one of our directors since April 2008. He is a Board Certified Orthopedic Surgeon, and has been involved with venture funding and management for over 25 years. He was the co-founder of DRCA (later known as I.O.I) and became Chairman of this company that went from the pink sheets, to NASDAQ and then to the AMEX before being acquired by a subsidiary of the Bass Family. He was a founder of “I Need A Doc,” later changed to IP2M that was acquired by Dialog Group, a publicly traded company. He was the Chairman of House of Brussels, an international chocolate company and president of ChocoMed, a specialized confectionery company combining Nutraceuticals with chocolate bars. Dr. Donovan has been practicing as a physician in Houston, Texas since 1975. Throughout his career as a physician, he has been involved in projects with both public and private enterprises. He received his Orthopedic training at Northwestern University in Chicago. He was a Major in the USAF for 2 years at Wright Patterson Air Force base in Dayton, Ohio. He established Northshore Orthopedics, Assoc. in 1975 and continues in active practice in Houston, specializing in Orthopedic Surgery.

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

Jeffrey A. Cronk, D.C., J.D. – Dr. Cronk joined our Board of Directors in November 2015. He served as our Chief Operating Officer from August 2017 until September 11, 2018.  Since 2010 he has been the CEO and owner of Biocybernetics Inc; DBA American Spinal Injury and Impairment Consultants, which provides spinal injury and impairment educational programs for doctors, attorneys, case managers, insurers and allied healthcare providers, the purpose of which is to improve diagnostic accuracy, improve treatment results, improve documentation procedures and reduce costs.  From 2010 to present, he is the Director of Education for Spinal Kinetics LLC, a company that provides assessment services of spinal soft-tissue injuries.  Prior to this, he was the owner of National Injury Diagnostics from 2005 to 2010.  Dr. Cronk graduated from Palmer College of Chiropractic with a Bachelor’s Degree in General Sciences and a Doctorate Degree in Chiropractic in 1988. That same year he became a Licensed Doctor of Chiropractic.  In 2013 he completed his law degree with a special emphasis on personal injury law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2018, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2018, except for a Form 4 that was filed late by Jeffrey Cronk, our Chief Operating Officer.

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

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process in the proxy statement material we sent to stockholders on or around September 19, 2018 for our Annual Meeting held October 30, 2018.

Audit Committee

We maintain a separately-designated standing audit committee.  The Audit Committee currently consists of Peter Dalrymple, Jerry Bratton and Jeffrey A. Cronk.  Although the Charter of the Audit Committee provides for a majority of the Audit Committee to be independent, presently only Mr. Bratton is independent.  A majority of the Audit Committee was independent until August 2017 when Dr. Cronk was appointed Chief Operating Officer. He resigned as Chief Operating Officer in September 2018 but remains on the Board or Directors and the Audit Committee. Dr. Cronk is no longer deemed an independent director because he was employed by us during the past three years.  We anticipate that Dr. Cronk will remain on the Audit Committee until we appoint or elect an additional independent member of the Board who can join the Audit Committee.  If we are unable to appoint or elect an additional independent member of the Board, we will consider amending the Charter of the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2018 and 2017 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2018	$120,000	-	-	-	-	-	-	120,000
CEO and President	2017	120,000	-	-	-	-	-	-	120,000

John Bergeron	2018	110,000	-	-	-	-	-	-	110,000
CFO	2017	110,000	-	-	-	-	-	-	110,000

Jeffery Cronk, D.C (1)	2018	15,000	-		-	-	-	-	15,000
COO	2017	15,000	-	15,800	-	-	-	-	30,800

(1)	On September 11, 2018, Dr. Cronk resigned as Chief Operating Officer for personal reasons but remains on our Board.

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

There are no equity awards outstanding at December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 29, 2019, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 20,240,882 shares of common stock outstanding at March 29, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 29, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	3,872,427	(2)	19.13%
Jeffrey Cronk, D.C.(1)	85,000	(3)	0.42%
John Bergeron (1)	160,000	(4)	0.79%
Jerry Bratton (1)	1,556,100	(5)	7.69%
Peter L. Dalrymple (1)	2,987,276	(6)	14.76%
All Directors and named executive officers as a group (5 persons)	8,660,803		42.79%

(1)	The named individual is one of our executive officers or directors. His address is c/o Spine Injury Solutions, Inc., 5225 Katy Freeway, Suite 600, Houston, Texas 77007.

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

The following table summarizes our equity compensation plan information as of December 31, 2018:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2018 and 2017, we had balances payable to NSO of $4,967 and $27,910 respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

On August 29, 2012, we issued Peter Dalrymple, a member of our Board of Directors, a secured promissory note that is presently outstanding. The note was amended in September 2014, August 2016, September 2017 and September 2018, and presently has a maturity date of September 8, 2019. The note bears interest at the rate of 6% per annum. Interest only is payable monthly until the maturity date when one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due. We provide collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of both this promissory note with us and his obligations in connection with the line of credit with Wells Fargo described below. As of December 31, 2018 and 2017, the note had a principle balance of $90,000 and $225,000, respectively. The note presently has a principal balance of $80,000. During 2017, we made a total of $25,000 in principal payments and a total of $15,000 in interest payments on this note. During 2018, we made a total of $135,000 in principal payments and a total of $9,606 in interest payments on this note.

On September 3, 2014, we entered into a revolving line of credit agreement with Wells Fargo Bank, N.A. The maturity date of this line of credit was extended in September 2017 and in September 2018, and presently it is due and payable on August 31, 2019 and the maximum amount we can borrow under it is $1,750,000. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 4.48% at December 31, 2018. The line of credit is guaranteed by Mr. Dalrymple and is secured by a first lien interest in certain of his assets. As of December 31, 2018 and 2017, outstanding borrowings under the line of credit totaled $1,565,000 and $1,325,000, respectively. Presently it has a principal balance of $1,565,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees(1)	$56,000	$64,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$56,000	$64,000

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2018 and 2017, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

10.1	Financing Agreement with Peter Dalrymple (Incorporated by reference from Form 8-K filed with the SEC on August 26, 2014) *

10.2	Wells Fargo Loan Documentation (Incorporated by reference from Form 10-Q filed with the SEC on May 13, 2015) *

10.3	Letter agreement between Spine Injury Solutions, Inc. and Jeffrey Cronk (Incorporated by reference from Form 8-K filed with the SEC on September 7, 2017) *

10.4

Amended and Restated Revolving Line of Credit Note and Amended and Restated Credit Agreement with Wells Fargo Bank dated August 17, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2017) *

10.5

Financing Agreement, Amended and Restated Secured Promissory Note and Amended Security Agreement with Peter Dalrymple dated September 8, 2017 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2017) *

10.6	Amended and Restated Revolving Line of Credit Note and Amended dated September 7, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

10.7	Amended and Restated Continuing Guaranty from Peter Dalrymple dated September 7, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

10.8	Financing Agreement and Amended and Restated Secured Promissory Note with Peter Dalrymple dated September 5, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

21.1	Subsidiaries

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.

Spine Injury Solutions, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		April 1, 2019
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		April 1, 2019
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		April 1, 2019
Jerry Bratton	Director

/s/ Jeffrey Cronk, D.C.		April 1, 2019
Jeffrey Cronk, D.C.	Director

/s/ Peter Dalrymple		April 1, 2019
Peter Dalrymple	Director