Form 10-Q
period 2019-03-31
Spine Injury Solutions, Inc
filed 2019-05-15
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2019.

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

Securities registered pursuant to Section 12(b) of the Act:  None

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

As of May 11, 2019, there were 20,240,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2019	2018
ASSETS	(Unaudited)

Current assets:
Cash	$97,401	$59,679
Accounts receivable, net	837,250	1,040,117
Prepaid expenses	24,646	10,650
Inventories	89,487	116,221

Total current assets	1,048,784	1,226,667

Accounts receivable, net of allowance for doubtful accounts of $204,871 and $395,873 at March 31, 2019 and December 31, 2018, respectively	1,715,665	1,923,421
Property and equipment, net	30,045	77,187
Rental equipment, net	36,049	-
Intangible assets and goodwill, net	170,200	170,200

Total assets	$3,000,743	$3,397,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of Credit	$1,565,000	$1,565,000
Notes Payable	80,000	90,000
Accounts payable and accrued liabilities	81,710	75,975
Due to related parties	-	4,967

Total current liabilities	1,726,710	1,735,942

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 and 20,240,882 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(18,615,719)	(18,228,219)

Total stockholders’ equity	1,274,033	1,661,533

Total liabilities and stockholders’ equity	$3,000,743	$3,397,475

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2019	2018

Net service revenues	$39,118	$634,426
Lease revenues	17,582	-
Total revenue	56,700	634,426

Cost of providing services, including amounts billed by a related party of $0 and $177,576 during the three months ended March 31, 2019 and 2018, respectively	25,748	193,645

Gross profit	30,952	440,781

Operating, general and administrative expenses	399,823	337,199

(Loss) income from operations	(368,871)	103,582

Other income and (expense):
Other income	622	1,185
Interest expense	(19,251)	(14,462)

Total other income and (expense)	(18,629)	(13,277)

Net (loss) income	$(387,500)	$90,305

Net loss per common share:
Basic/ diluted	$(0.02)	$0.00

Weighted average shares used in loss per common share:
Basic/ diluted	20,240,882	20,215,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(387,500)	$90,305
Adjustments to reconcile net (loss) income to net cash provided (used) in operating activities:
Bad debt expense	80,288	50,000
Obsolete inventory	26,734	-
Depreciation expense	11,093	4,908
Changes in operating assets and liabilities:
Accounts receivable, net	330,335	(74,201)
Inventories	-	(15,782)
Prepaid expenses and other assets	(13,996)	(27,750)
Accounts payable and accrued liabilities	5,735	(4,190)
Due to related party	(4,967)	(18,222)

Net cash provided in operating activities	47,722	5,068

Cash flows from financing activities:
Payment of note payable	(10,000)	(25,000)

Net cash used in financing activities	(10,000)	(25,000)

Net increase (decrease) in cash and cash equivalents	37,722	(19,932)
Cash and cash equivalents at beginning of period	59,679	77,843

Cash and cash equivalents at end of period	$97,401	$57,911

Supplementary disclosure of cash flow information:
Interest paid	$18,919	$14,462
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	20,240,882	$20,241	$19,869,511	$(18,228,219)	$1,661,533

Net loss	-	-	-	(387,500)	(387,500)

Balances, March 31, 2019 (Unaudited)	20,240,882	20,241	19,869,511	(18,615,719)	1,274,033

Balances, December 31, 2017	20,215,882	$20,216	$19,864,536	$(17,556,564)	$2,328,188

Net Income	-	-	-	90,305	90,305

Balances, March 31, 2018 (Unaudited)	20,215,882	20,216	19,864,536	(17,466,259)	2,418,493

No dividends were paid for the three months ended March 31, 2019 and 2018.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Injury Solutions, Inc. was incorporated under the laws of Delaware on March 4, 1998.  We changed our name from Spine Pain Management Inc. to Spine Injury Solutions, Inc. on October 1, 2015.

We are a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing technology and monetizing services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By monetizing the providers accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee. During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, and we have not funded any procedures in 2019 and will not do so unless we can access additional capital (see Note 2 below). However, we continue to actively pursue the collection of previously funded procedures.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $3,611,021 to $18,615,719 as of March 31, 2019. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 7—Notes Payable). We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended March 31, 2019, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Revenue Recognition

The Company’s accounting for revenues is governed by two accounting standards. The Company’s service and product sale revenue are accounted for under ASC 606, Revenue from Contracts with Customers. Additionally, the Company’s QVH rental revenues are accounted for under ASC 842, Leases.

Service and Product Sale Revenue Recognition

Our net revenues include service revenues. Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork. Service revenues are recorded as net patient service revenues based on variable consideration elements further described below and in Note 4. Product sales arise from the sale and transfer of control of the Company’s QVH units to a consumer.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the three months ended March 31, 2019 and 2018.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of March 31, 2019 and December 31, 2018, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated financial statements.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease.  Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned.   For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. As of the quarter ended March 31, 2019 the Company’s leases consisted solely of operating leases.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at March 31, 2019 and December 31, 2018 are classified as finished-goods and consist of our Quad Video Halo.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired. We determined as of December 31, 2018 that there were indicators of impairment present and performed an analysis of future cash flows related to the QVH Halo which consisted of contracts entered into with customers during late 2018. The analysis concluded as of December 31, 2018 that the discounted cash flows from these contracts supported the value of goodwill as of December 31, 2018. During the quarter ended March 31, 2019, the Company noted no significant indicators were present, therefore, no changes to the analysis performed at December 31, 2018. As such, no impairment expenses were recorded as of March 31, 2019 or December 31, 2018.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At March 31, 2019 and December 31, 2018, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $204,871 and $395,873, at March 31, 2019 and December 31, 2018, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the three months ended March 31, 2019 and 2018, we did not recognize compensation expense for issuances of our common stock in exchange for services.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the three months ended March 31, 2019 and 2018, we recognized no estimated interest or penalties as income tax expense.

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

Net (Loss) Earnings per Share

Net (loss) earnings per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2019 and 2018, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the statements of operations, because all such securities were anti-dilutive.  The (loss) earnings per share is calculated by dividing the net (loss) income by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements Not Yet Adopted

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Adopted

 In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 should be applied prospectively as of the beginning of the period of adoption. ASU No. 2017-01 was adopted on January 1, 2019 and did not have a significant effect on the Company’s consolidated financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU No. 2016-02, lessor accounting is largely unchanged. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management has adopted the provisions of ASU No. 2016-02 noting it did not have any material leases falling under this guidance where the Company is considered the lessee. The Company has lease agreements with customers for the use of QVH units where the Company is considered the lessor. As part of the implementation of ASU No. 2016-02, the Company elected the package of practical expedients that allows for not reassessing: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.

The Company’s QVH unit rentals are governed by agreements that detail the lease terms and conditions.  The determination of whether these contracts with customers contain a lease generally does not require significant judgement.  The Company accounts for these rentals as operating leases.  These leases do not include material amounts of variable payments and the Company has made the accounting policy election to exclude all taxes assessed by a governmental authority.  The Company provides an option for the lessee to purchase the rented equipment upon the termination of the lease for the as then fair market value; however, the Company has not generated material revenue from sales of equipment under such options.  Initial lease terms vary in length based upon customer needs and generally range from twelve to thirty-six months.  Customers have the option to keep equipment on rent beyond the initial lease term on a one year successive term that auto renews unless canceled by the customer.  All of the Company’s rental products have long useful lives relative to the typical rental term with the original investment typically recovered in approximately five years.  The rental products are typically rented for a majority of the time owned and a significant portion of the original investment is recovered when sold from inventory.  The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.

As of March 31, 2019, maturities of operating lease payments to be received in 2019 and thereafter were as follows:

(in thousands)
2019	$83
2020	110
2021	39
2022	-
Thereafter	-
$232

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the three months ended March 31, 2019.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of March 31, 2019 and December 31, 2018 that 30% of cases will be collected within one year of a medical procedure.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of March 31, 2019 and December 31, 2018, we determined an allowance for uncollectable accounts of $204,871 and $395,873, respectively was needed for those customer accounts whose collections appears doubtful. During the three months ended March 31, 2019 and 2018 we recorded bad debt expense, net of recoveries of $80,288 and $50,000, respectively.

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the three months ended March 31, 2019 and 2018, we expensed $0 and $177,576 related to services provided by NSO. As of March 31, 2019 and December 31, 2018, we had balances payable to NSO of $0 and $4,967, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

We did not issue any shares of common stock for the quarter ended March 31, 2019 or 2018.

NOTE 7.  NOTES PAYABLE

Convertible and secured notes payable

On August 29, 2012, we issued Peter Dalrymple, a director of the Company, a $1,000,000 three-year secured promissory note bearing interest at 12% per year, with thirty-five monthly payments of interest commencing on September 29, 2013, and continuing thereafter on the 29th day of each successive month throughout the term of the promissory note.  Under the terms of the secured promissory note, the holder received a detachable warrant to purchase 333,333 shares of our common stock at the price of $1.60 per share that were originally to expire on August 29, 2015; however, such warrants were extended as described below.  This promissory note is secured by $3,000,000 in gross accounts receivable.  On the maturity date, one balloon payment of the entire outstanding principal amount plus any accrued and unpaid interest is due.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 20, 2014, we entered into a Financing Agreement with Mr. Dalrymple, whereby he agreed to assist us in obtaining financing in the form of a $2,000,000 revolving line of credit (see Line of Credit below) from a commercial lender and provide a personal guaranty of the line of credit. Under the terms of the Financing Agreement, upon finalization of the line of credit with Wells Fargo Bank on September 8, 2014, we (i) extended the term of the $1,000,000 promissory note, described above, by one year to mature on August 29, 2016, (ii) reduced the interest rate on the promissory note to 6%, (iii) extended the expiration date on the warrants issued in connection with the promissory note by one year to an expiration date of August 29, 2016, (iv) granted Mr. Dalrymple 200,000 restricted shares of common stock, and (v) used $500,000 of advances under the line of credit as payment of principal and interest on the promissory note.

In August 2016, the note and associated warrants were amended to extend the maturity date to August 29, 2017, then again in September 2017, we extended the maturity date of the promissory note to September 8, 2018. In connection with the extension of the Wells Fargo line of credit discussed below, on September 5, 2018 we entered into a Financing Agreement with Mr. Dalrymple and an Amendment to Amended and Restated Secured Promissory Note, under which we extended the maturity date of the promissory note originally entered into with Mr. Dalrymple in August 2012 to be due and payable on September 8, 2019. We will continue to provide collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of both his promissory note with us and his obligations in connection with the line of credit with Wells Fargo. As of March 31, 2019 and December 31, 2018, the note had a principal balance of $80,000, and $90,000, respectively.  During the three months ended March 31, 2019 and 2018, the Company recorded $1,300 and $3,250 in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 4.48% at March 31, 2019.

In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal is due and payable in full on August 31, 2019. The maximum amount we can borrow under the line of credit remains $1,750,000. The line of credit also remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of March 31, 2019 and December 31, 2018, the outstanding borrowings under the line of credit totaled $1,565,000 for both periods.  During the three months ended March 31, 2019 and 2018 the Company recorded $17,951 and $11,212 in interest expense related to this note.

NOTE 8.  INCOME TAXES

We have not made a provision for income taxes for the three months ended March 31, 2019 or 2018, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

Management Overview

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current director and shareholder. We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations; however, in late 2018 we were able to sell certain contracts to customers for the use of our QVH units, along with image processing services.

Moving forward, our main focus will be on expansion of our QVH services through new affiliations with spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

We continue to further refine and market our Quad Video Halo. We recorded $17,582 and $1,200 in QVH revenue in the three months ended March 31, 2019 and 2018 respectively. We hired consultants in the first quarter of 2019 to improve the functionality of the QVH and improve the processes resulting in our customers retaining our services. We moved out of the QVH warehouse in February of 2019.

There can be no guarantee of us continuing as a going concern if we cannot obtain additional funds. We continue to explore opportunities to raise additional capital to fund the Company’s operations.

Results of Operations

The unaudited financial statements for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2019.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2018 as included in our previously filed report on Form 10-K.

Comparison of the three-month period ended March 31, 2019 with the three month-period ended March 31, 2018.

The revenue for the three months ended March 31, 2019 of $56,700 consisted of $17,582 of QVH leasing revenue, $40,103 related to excess collections for previously funded procedures. We recorded $1,058,124 in gross revenue for the three months ended March 31, 2018, offset by $423,698 of the expected variable consideration discount resulting in net revenue of $634,426.  For the three months ended March 31, 2019, we funded no new procedures with spine injury diagnostic centers. For the three months ended March 31, 2018 we worked with four spine injury diagnostic centers: Houston, Texas; Tyler, Texas; Odessa, Texas and Las Cruces New Mexico, and service cost was $193,645.

During the three months ended March 31, 2019, we incurred $399,823 of operating, general and administrative expenses compared to $337,199 for the same period in 2018.  Operating, general and administrative expenses were higher for the 2019 quarter compared to 2018 primarily because of an increase of $57,600 in QVH consulting fees required to meet our contractual agreements, higher bad debt expense by $50,000 and higher depreciation charges of $6,180, offset by decreases in travel of $19,258, decrease in legal expenses of $10,672, marketing of $10,323, employee payroll expense of $7,740 and insurance expense of $3,219.

We also experienced an increase of $63,207 in non-cash operating charges from $54,908 for the three months ended March 31, 2018 to $118,115 for the three months ended March 31, 2019.

As a result of the foregoing, we had net loss of $387,500 for the three months ended March 31, 2019, compared to a net profit of $90,305 for the three months ended March 31, 2018.

Liquidity and Capital Resources

For the three months ended March 31, 2019, cash provided in operations was $47,722 which primarily included decreases in accounts receivable of $330,335, decrease of related party payables of $4,967, increases in prepaid expenses of $13,996, and accounts payable of $5,735, along with non-cash operating expenses totaling $118,115.  For the same period in 2018 cash provided in operations was $5,068 which primarily included increases in accounts receivable of $74,201, increase of inventory of $15,782 ,increases in prepaid expenses of $27,750, related party payables of $18,222 and accounts payable of $4,190. We used no cash in investing activities for the three months ended March 31, 2019 and 2018.

Cash used in financing activities for the three months ended March 31, 2019 and 2018 consisted of repayments on our notes payable in the amount of $10,000 and $25,000, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased 3,611,021 to $18,615,719 as of March 31, 2019. During the three months ended March 31, 2019, we realized net revenue of $56,700 and net loss of $387,500. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2020. There can be no assurances that there will be adequate financing available to us. Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 7—Notes Payable). We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A, “Risk Factors” in our 2018 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2018 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

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

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definitions Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spine Injury Solutions, Inc.

Date: May 15, 2019	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)