Form 10-Q
period 2019-06-30
Spine Injury Solutions, Inc
filed 2019-08-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2019.

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

As of August 11, 2019, there were 20,240,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2019	2018
ASSETS	(Unaudited)

Current assets:
Cash	$46,936	$59,679
Accounts receivable, net	778,593	1,040,117
Prepaid expenses	18,000	10,650
Inventories	89,487	116,221

Total current assets	933,016	1,226,667

Accounts receivable, net of allowance for doubtful accounts of $224,871 and $395,873 at June 30, 2019 and December 31, 2018, respectively	1,585,722	1,923,421
Property and equipment, net	46,151	77,187
Intangible assets and goodwill, net	170,200	170,200

Total assets	$2,735,089	$3,397,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,565,000	$1,565,000
Notes payable	60,000	90,000
Accounts payable and accrued liabilities	40,376	75,975
Due to related parties	-	4,967

Total current liabilities	1,665,376	1,735,942

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 and 20,240,882 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(18,820,039)	(18,228,219)

Total stockholders’ equity	1,069,713	1,661,533

Total liabilities and stockholders’ equity	$2,735,089	$3,397,475

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30		FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018

Net service revenues	$4,523	$603,109	$43,641	$1,236,335
Lease revenues	6,477	1,600	24,059	2,800
Total revenue	11,000	604,709	67,700	1,239,135

Cost of providing services, including amounts billed by
Third party providers	-	96,957	25,748	113,025
Related party providers	-	110,651	-	288,228

Total cost of providing services	-	207,608	25,748	401,253

Gross profit	11,000	397,101	41,952	837,882

Operating, general and administrative expenses	197,378	358,619	597,201	695,818

(Loss) income from operations	(186,378)	38,482	(555,249)	142,064

Other income and (expense):
Other income	520	655	1,142	1,840
Interest expense	(18,462)	(16,518)	(37,713)	(30,980)

Total other income and (expense)	(17,942)	(15,863)	(36,571)	(29,140)

Net (loss) income	$(204,320)	$22,619	$(591,820)	$112,924

Net loss per common share:
Basic/ diluted	$(0.01)	$0.00	$(0.02)	$0.01

Weighted average shares used in loss per common share:
Basic/ diluted	20,240,882	20,215,882	20,240,882	20,215,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(591,820)	$112,924
Adjustments to reconcile net (loss) income to net cash provided (used) in operating activities:
Bad debt expense	85,489	80,070
Obsolete inventory	26,734	-
Depreciation expense	31,036	9,817
Changes in operating assets and liabilities:
Accounts receivable, net	513,734	(224,265)
Inventories	-	(15,782)
Prepaid expenses and other assets	(7,350)	(21,300)
Accounts payable and accrued liabilities	(35,599)	31,109
Due to related party	(4,967)	(760)

Net cash provided (used) in operating activities	17,257	(28,187)

Cash flows from financing activities:
Proceeds from line of credit, net	-	50,000
Payments of note payable	(30,000)	(35,000)

Net cash (used) provided in financing activities	(30,000)	15,000

Net decrease in cash and cash equivalents	(12,743)	(13,187)
Cash and cash equivalents at beginning of period	59,679	77,843

Cash and cash equivalents at end of period	$46,936	$64,656

Supplementary disclosure of cash flow information:
Interest paid	$37,713	$30,980

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	20,240,882	$20,241	$19,869,511	$(18,228,219)	$1,661,533

Net loss	-	-	-	(591,820)	(591,820)

Balances, June 30, 2019 (Unaudited)	20,240,882	20,241	19,869,511	(18,820,039)	1,069,713

Balances, December 31, 2017	20,215,882	$20,216	$19,864,536	$(17,556,564)	$2,328,188

Net income	-	-	-	112,924	112,924

Balances, June 30, 2018 (Unaudited)	20,215,882	20,216	19,864,536	(17,443,640)	2,441,112

No dividends were paid for the six months ended June 30, 2019 and 2018.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Injury Solutions, Inc. was incorporated under the laws of Delaware on March 4, 1998.  We changed our name from Spine Pain Management Inc. to Spine Injury Solutions, Inc. on October 1, 2015.

We are a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing technology and monetizing services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By monetizing the providers accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee. During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, and we have not funded any procedures in 2019 and will not do so unless we can access additional capital (see Note 2 below). However, we continue to actively pursue the collection of previously funded procedures.  We are also presently in discussions with third parties regarding possible strategic alternative transactions.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $3,815,341 to $18,820,039 as of June 30, 2019. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 7—Notes Payable). We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The previous service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future or enter into a strategic alternative transaction, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2019, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Revenue Recognition

The Company’s accounting for revenues is governed by two accounting standards. The Company’s service and product sale revenue are accounted for under Accounting Standards Codification “ASC” Topic 606, Revenue from Contracts with Customers. Additionally, the Company’s QVH rental revenues are accounted for under ASC Topic 842, Leases.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the six months ended June 30, 2019 and 2018.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of June 30, 2019 and December 31, 2018, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated financial statements.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease.  Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned.   For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. As of the quarter ended June 30, 2019, the Company’s leases consisted solely of operating leases.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at June 30, 2019 and December 31, 2018 are classified as finished-goods and consist of our Quad Video Halo.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Goodwill

Intangible assets acquired are initially recognized at cost. Intangible assets acquired in a business combination are recognized at their estimated fair value at the date of acquisition. Intangibles with a finite life are amortized, ratably, based on the contractual terms of the associated agreements. As of June 30, 2019 and December 31, 2018, the Company’s balance of intangible assets consisted solely of goodwill totaling $170,200 and $170,200 respectively.

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired. We determined as of December 31, 2018 that there were indicators of impairment present and performed an analysis of future cash flows related to the QVH Halo which consisted of contracts entered into with customers during late 2018. The analysis concluded as of December 31, 2018 that the discounted cash flows from these contracts supported the value of goodwill as of December 31, 2018. During the three and six months ended June 30, 2019, the Company noted no significant indicators were present, therefore, no changes to the analysis performed at December 31, 2018. As such, no impairment expenses were recorded as of June 30, 2019 or December 31, 2018.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At June 30, 2019 and December 31, 2018, no impairment of the long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $224,871 and $395,873, at June 30, 2019 and December 31, 2018, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the six months ended June 30, 2019 and 2018, we did not recognize compensation expense for issuances of our common stock in exchange for services.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the six months ended June 30, 2019 and 2018, we recognized no estimated interest or penalties as income tax expense.

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

Net (Loss) Earnings per Share

Net (loss) earnings per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the six months ended June 30, 2019 and 2018, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted (loss) earnings per share in the statements of operations, because all such securities were anti-dilutive.  The (loss) earnings per share is calculated by dividing the net (loss) income by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2020, with early application permitted in annual periods beginning after December 15, 2018. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

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

The Company’s QVH unit rentals are governed by agreements that detail the lease terms and conditions.  The determination of whether these contracts with customers contain a lease generally does not require significant judgement.  The Company accounts for these rentals as operating leases.  These leases do not include material amounts of variable payments and the Company has made the accounting policy election to exclude all taxes assessed by a governmental authority.  The Company provides an option for the lessee to purchase the rented equipment upon the termination of the lease for the as then fair market value; however, the Company has not generated material revenue from sales of equipment under such options.  Initial lease terms vary in length based upon customer needs and generally range from twelve to thirty-six months.  Customers have the option to keep equipment on rent beyond the initial lease term on a one-year successive term that auto renews unless canceled by the customer.  All of the Company’s rental products have long useful lives relative to the typical rental term with the original investment typically recovered in approximately five years.  The rental products are typically rented for a majority of the time owned and a significant portion of the original investment is recovered when sold from inventory.  The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.

As of June 30, 2019, maturities of operating lease payments to be received in 2019 and thereafter were as follows:

(in thousands)
2019	$55
2020	110
2021	39
$204

Included in property and equipment, net, as of June 30, 2019 and December 31, 2018 is equipment available for rent in the amount of $32,444 and $39,654, respectfully.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the six months ended June 30, 2019.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of June 30, 2019 and December 31, 2018 that 30% of cases will be collected within one year of a medical procedure.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of June 30, 2019 and December 31, 2018, we determined an allowance for uncollectable accounts of $224,871 and $395,873, respectively was needed for those customer accounts whose collections appears doubtful. During the six months ended June 30, 2019 and 2018 we recorded bad debt expense, net of recoveries of $85,489 and $80,070, respectively.

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the six months ended June 30, 2019 and 2018, we expensed $0 and $288,228 related to services provided by NSO. As of June 30, 2019 and December 31, 2018, we had balances payable to NSO of $0 and $4,967, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

We did not issue any shares of common stock for the three and six months ended June 30, 2019 or 2018.

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

In August 2016, the note and associated warrants were amended to extend the maturity date to August 29, 2017, then again in September 2017, we extended the maturity date of the promissory note to September 8, 2018. In connection with the extension of the Wells Fargo line of credit discussed below, on September 5, 2018 we entered into a Financing Agreement with Mr. Dalrymple and an Amendment to Amended and Restated Secured Promissory Note, under which we extended the maturity date of the promissory note originally entered into with Mr. Dalrymple in August 2012 to be due and payable on September 8, 2019. We will continue to provide collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of both his promissory note with us and his obligations in connection with the line of credit with Wells Fargo. As of June 30, 2019 and December 31, 2018, the note had a principal balance of $60,000, and $90,000, respectively.  During the six months ended June 30, 2019 and 2018, the Company recorded $2,300 and $6,250 in interest expense related to this note. During the three months ended June 30, 2019 and 2018, the Company recorded $1,000 and $3,000 in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 4.40% at June 30, 2019.

In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal is due and payable in full on August 31, 2019. The maximum amount we can borrow under the line of credit remains $1,750,000. The line of credit also remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of June 30, 2019 and December 31, 2018, the outstanding borrowings under the line of credit totaled $1,565,000 for both periods.  During the six months ended June 30, 2019 and 2018 the Company recorded $35,181 and $24,730 in interest expense related to this note. During the three months ended June 30, 2019 and 2018, the Company recorded $17,230 and $13,518 in interest expense related to this note.  We are in discussions with Wells Fargo regarding a possible extension of the maturity date of the line of credit.

NOTE 8.  INCOME TAXES

We have not made a provision for income taxes for the six months ended June 30, 2019 or 2018, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

Management Overview

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current director and shareholder. We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations; however, in late 2018 we were able to sell certain contracts to customers for the rental of our QVH units, along with image processing services.

Moving forward, our main focus will be exploring options on how to raise additional capital and expansion of our QVH services through new affiliations with spine surgeons, orthopedic surgeons and other healthcare providers across the nation.

There can be no guarantee of us continuing as a going concern if we cannot obtain additional funds. We continue to explore opportunities to raise additional capital to fund the Company’s operations.

Results of Operations

The unaudited financial statements for the six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows for the six months ended June 30, 2019 and 2018. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2019.

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

Comparison of the three-month period ended June 30, 2019 with the three month-period ended June 30, 2018.

The revenue for the three months ended June 30, 2019 of $11,000 consisted of $6,477 of QVH leasing revenue, and $4,523 related to excess collections for previously funded procedures. We recorded $1,054,065 in gross revenue for the three months ended June 30, 2018, offset by $449,356 of the expected variable consideration discount resulting in net revenue of $604,709.  For the three months ended June 30, 2019, we funded no new procedures with spine injury diagnostic centers. For the three months ended June 30, 2018 we worked with four spine injury diagnostic centers: Houston, Texas; Tyler, Texas; Odessa, Texas and Las Cruces New Mexico, and service cost was $207,608.

During the three months ended June 30, 2019, we incurred $197,378 of operating, general and administrative expenses compared to $358,619 for the same period in 2018.  Operating, general and administrative expenses were lower for the 2019 quarter compared to 2018 primarily because of decreases of $47,577 in consulting fees, $36,407 in payroll, $36,948 in bad debt expense net of recoveries, $24,028 in travel expenses, $9,658 in rent, and $6,623 in marketing expense.

As a result of the foregoing, we had net loss of $204,320 for the three months ended June 30, 2019, compared to a net profit of $22,619 for the three months ended June 30, 2018.

Comparison of the six-month period ended June 30, 2019 with the six month period ended June 30, 2018.

The revenue for the six months ended June 30, 2019 of $67,700 consisted of $24,059 of QVH leasing revenue, and $43,641 related to excess collections for previously funded procedures.  For the same period in 2018, gross revenue was $2,112,188, offset by $873,053 of the settlement discount, resulting in net revenue of $1,239,135.

Service cost for the six months ended June 30, 2019 was $25,748, which consisted of inventory obsolescence write downs for the period, compared to service cost of $401,253 for the six months ended June 30, 2018, which consisted of costs associated with funding procedures for the period. No funding of procedures occurred in 2019.

During the six months ended June 30, 2019, we incurred $597,201 of operating, general and administrative expenses compared with the $695,818 for the same period in 2018. The decrease is attributable to decreases in payroll expenses of approximately $45,000, travel expense of $43,000, marketing expense of $17,000, coupled with the increase of bad debt expense net of recoveries of $5,400.

As a result of the foregoing, we had net loss of $591,820 for the six months ended June 30, 2019, compared to a net income of $112,924 for the six months ended June 30, 2018.

Liquidity and Capital Resources

For the six months ended June 30, 2019, cash provided in operations was $17,257 which primarily included decreases in accounts receivable of $513,734, decrease of related party payables of $4,967, increases in prepaid expenses of $7,350, and decreases in accounts payable and accrued liabilities of $35,599, along with non-cash operating expenses totaling $143,259.  For the same period in 2018 cash used in operations was $28,187 which primarily included increases in accounts receivable of $224,265 and increases in prepaid expenses of $21,300, inventory of $15,782, accounts payable of $31,109 and a decrease in related party payables of $760. We used no cash in investing activities for the six months ended June 30, 2019 and 2018.

Cash used in financing activities for the six months ended June 30, 2019 and 2018 consisted of repayments and borrowing on our notes payable in the amount of $30,000 and $15,000, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $3,815,341 to $18,820,039 as of June 30, 2019. During the six months ended June 30, 2019, we realized net losses of $591,820. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through June 30, 2020. There can be no assurances that there will be adequate financing available to us.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 7—Notes Payable). We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future or enter into a strategic alternative transaction, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Spine Injury Solutions, Inc.

Date: August 14, 2019	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)