Form 10-Q
period 2019-09-30
Spine Injury Solutions, Inc
filed 2019-11-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019.

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

As of November 11, 2019, there were 20,240,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
ASSETS	(Unaudited)

Current assets:
Cash	$189,377	$59,679
Accounts receivable, net	585,060	1,040,117
Prepaid expenses	12,000	10,650
Inventories	-	116,221

Total current assets	786,437	1,226,667

Accounts receivable, net of allowance for doubtful accounts of $466,862 and $395,873 at September 30, 2019 and December 31, 2018, respectively	894,174	1,923,421
Property and equipment, net	28,839	77,187
Intangible assets and goodwill, net	-	170,200

Total assets	$1,709,450	$3,397,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of Credit	$1,306,000	$1,565,000
Notes Payable	-	90,000
Accounts payable and accrued liabilities	21,065	75,975
Due to related parties	-	4,967

Total current liabilities	1,327,065	1,735,942

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(19,507,367)	(18,228,219)

Total stockholders’ equity	382,385	1,661,533

Total liabilities and stockholders’ equity	$1,709,450	$3,397,475

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018

Net service revenue	$57,999	$560,506	$101,640	$1,796,842
Lease revenue	24,973	1,200	49,032	4,000
Total revenue	82,972	561,706	150,672	1,800,842

Cost of providing services, including amounts billed by
Third party providers	89,486	139,994	115,235	253,019
Related party providers	-	70,107	-	358,335

Total cost of providing services	89,486	210,101	115,235	611,354

Gross (loss) profit	(6,514)	351,605	35,437	1,189,488

Operating, general and administrative expenses	495,477	394,539	1,092,678	1,090,357
Impairment of goodwill	170,200	-	170,200	-

(Loss) income from operations	(672,191)	(42,934)	(1,227,441)	99,131

Other income and (expense):
Other income	594	5,608	1,737	7,448
Interest expense	(15,731)	(16,790)	(53,444)	(47,770)

Total other income and (expense)	(15,137)	(11,182)	(51,707)	(40,322)

Net (loss) income	$(687,328)	$(54,116)	$(1,279,148)	$58,809

Net loss per common share:
Basic/ diluted	$(0.03)	$0.00	$(0.07)	$0.00

Weighted average shares used in loss per common share:
Basic/ diluted	20,240,882	20,222,775	20,240,882	20,236,211

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(1,279,148)	$58,809
Adjustments to reconcile net (loss) income to net cash provided (used) in operating activities:
Bad debt expense	360,000	215,000
Factoring expense	71,194	-
Stock based compensation	-	5,000
Obsolete inventory	116,221	-
Impairment of goodwill	170,200	-
Depreciation and amortization expense	48,348	14,725
Changes in operating assets and liabilities:
Accounts receivable, net	1,053,110	(359,716)
Inventories	-	(21,090)
Prepaid expenses and other assets	(1,350)	(11,296)
Accounts payable and accrued liabilities	(54,910)	21,981
Deferred revenue	-	22,935
Due to related party	(4,967)	(6,603)

Net cash provided (used) in operating activities	478,698	(60,255)

Cash flows from financing activities:
(Payments) proceeds of line of credit, net	(259,000)	165,000
Payments of note payable	(90,000)	(135,000)

Net cash (used) provided in financing activities	(349,000)	30,000

Net increase (decrease) in cash and cash equivalents	129,698	(30,255)
Cash and cash equivalents at beginning of period	59,679	77,843

Cash and cash equivalents at end of period	$189,377	$47,588

Supplementary disclosure of cash flow information:
Interest paid	$53,444	$47,700
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended s September 30, 2019 and 2018

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	20,240,882	$20,241	$19,869,511	$(18,228,219)	$1,661,533

Net loss	-	-	-	(1,279,148)	(1,279,148)

Balances, September 30, 2019 (Unaudited)	20,240,882	$20,241	$19,869,511	$(19,507,367)	$382,385

Balances, December 31, 2017	20,215,882	$20,216	$19,864,536	$(17,556,564)	$2,328,188

Issuance of stock	25,000	25	4,975	-	5,000

Net income	-	-	-	58,809	58,809

Balances, September 30, 2018 (Unaudited)	20,240,882	$20,241	$19,869,511	$(17,497,755)	$2,391,997

No dividends were paid for the nine months ended September 30, 2019 and 2018.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $4,502,669 to $19,507,367 as of September 30, 2019. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to increase our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 7—Notes Payable). We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The previous service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2019, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings during the nine months ended September 30, 2019 and 2018.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of September 30, 2019 and December 31, 2018, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the condensed consolidated financial statements.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease.  Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned.   For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. As of the quarter ended September 30, 2019 the Company’s leases consisted solely of operating leases.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at September 30, 2019 and December 31, 2018 are classified as finished goods and consist of our Quad Video Halo. During the three and nine months ended September 30, 2019 the Company determined its inventory to be obsolete due to enhancements in technology that rendered the current inventories value to be $0. As such during the three and nine months ended September 30, 2019 the Company wrote off $89,487 and $116,221, respectively.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired. We determined as of December 31, 2018 that there were indicators of impairment present and performed an analysis of future cash flows related to the QVH Halo which consisted of contracts entered into with customers during late 2018. The analysis concluded as of December 31, 2018 that the discounted cash flows from these contracts supported the value of goodwill as of December 31, 2018. During the three months ended September 30, 2019, the Company noted significant indicators of impairment, noting the discounted future cash flows did not fully support the goodwill balance along with the Company’s reduced emphasis on the marketing and development of the QVH, resulting in full impairment of goodwill as of September 30, 2019.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At December 31, 2018, no impairment of the long-lived assets was determined to have occurred, however, the Company’s goodwill was determined to be fully impaired in the three months ended September 30, 2019.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $466,862 and $395,873, at September 30, 2019 and December 31, 2018, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the three and nine months ended September 30, 2019, we did not recognize compensation expense for issuances of our common stock in exchange for services. During the three and nine months ended September 30, 2018, we recognized compensation expense for issuance of our common stock in exchange for services of $5,000.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the nine months ended September 30, 2019 and 2018, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss  per Share

Net loss  per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the nine months ended September 30, 2019 and 2018, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted loss per share in the statements of operations, because all such securities were anti-dilutive.  The loss  per share is calculated by dividing the net loss income by the weighted average number of shares outstanding during the periods.

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

As of September 30, 2019, maturities of operating lease payments to be received in 2019 and thereafter were as follows:

(in thousands)
2019	$26
2020	103
2021	39
$168

Included in property and equipment, net, as of September 30, 2019 and December 31, 2018 is equipment available for rent in the amount of $28,839 and $39,654, respectfully.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings during the nine months ended September 30, 2019.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of September 30, 2019 and December 31, 2018 that 30% of cases will be collected within one year of a medical procedure.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of September 30, 2019 and December 31, 2018, we determined an allowance for uncollectable accounts of $ 466,862 and $395,873, respectively was needed for those customer accounts whose collections appears doubtful. Due to the Company’s increased aging of the accounts receivable, we increased our allowance for bad debts $250,000 for the three months ended September 30, 2019. During the nine months ended September 30, 2019 and 2018 we recorded bad debt expense, net of recoveries of $337,535 and $151,855, respectively.

For the three and nine months ended September 30, 2019, we sold certain individual accounts receivable balances to a third party at a discounted rate without recourse resulting in the receipt of $136,665 which resulted in the recognition of $71,194 in factoring expense for the three and nine months ended September 30, 2019. This expense represents the discount provided to the purchaser and were recorded as an operating, general and administrative expense in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019.

NOTE 5.  DUE TO RELATED PARTIES

We have an agreement with NSO, which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at the Houston and Odessa spine injury diagnostic centers. For the nine months ended September 30, 2019 and 2018, we expensed $0 and $358,335 related to services provided by NSO. For the three months ended September 30, 2019 and 2018 we recorded $0 and $139,944 related to services provided by NSO. As of September 30, 2019 and December 31, 2018, we had balances payable to NSO of $0 and $4,967, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

We did not issue any shares of common stock for the three and nine months ended September 30, 2019 but did issue 25,000 shares for services provided for the three and nine months ended September 30, 2018.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the note and associated warrants were amended to extend the maturity date to August 29, 2017, then again in September 2017, we extended the maturity date of the promissory note to September 8, 2018. In connection with the extension of the Wells Fargo line of credit discussed below, on September 5, 2018 we entered into a Financing Agreement with Mr. Dalrymple and an Amendment to Amended and Restated Secured Promissory Note, under which we extended the maturity date of the promissory note originally entered into with Mr. Dalrymple in August 2012 to be due and payable on September 8, 2019. We paid off this note in September 2019. We will continue to provide collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of his obligations in connection with the line of credit with Wells Fargo. As of September 30, 2019 and December 31, 2018, the note had a principal balance of $0 and $90,000, respectively.  During the nine months ended September 30, 2019 and 2018, the Company recorded $2,800 and $8,256 in interest expense related to this note. During the three months ended September 30, 2019 and 2018, the Company recorded $500 and $2,005 in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 4.02% at September 30, 2019.

In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal was due and payable in full on August 31, 2019. On September 30, 2019 the credit line was amended into a one year term loan precluding any additional draws on the note, but all other terms of the loan remain the same. The term loan also remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of September 30, 2019 and December 31, 2018, the outstanding borrowings under the line of credit totaled $1,306,000 and $1,565,000 respectively.  During the nine months ended September 30, 2019 and 2018 the Company recorded $50,180 and $39,515 in interest expense related to this note. During the three months ended September 30, 2019 and 2018, the Company recorded $14,999 and $14,785 in interest expense related to this note.

NOTE 8.  INCOME TAXES

We have not made a provision for income taxes for the nine months ended September 30, 2019 or 2018, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

Management Overview

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to Wells Fargo and a current director and shareholder. We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations; however, in late 2018 we were able to sell certain contracts to customers for the rental of our QVH units, along with image processing services.

Moving forward, our main focus will be collecting accounts receivable, paying down debt and leveraging our position as a fully reporting public company for other investing opportunities.

There can be no guarantee of us continuing as a going concern if we cannot obtain additional funds.

Results of Operations

The unaudited financial statements for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2019.

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

Comparison of the three-month period ended September 30, 2019 with the three month-period ended September 30, 2018.

We recorded $24,973 in QVH lease revenue for the three months ended September 30, 2019 coupled with $57,999 relating to excess collections for previously funded procedures. We recorded $1,228,754 in gross revenue (based on gross amounts billed for service revenue) for the three months ended September 30, 2018, offset by $667,048 of the expected variable consideration discount resulting in net revenue of $561,706.  For the three months ended September 30, 2019, we funded no new procedures with spine injury diagnostic centers. For the three months ended September 30, 2018 we worked with four spine injury diagnostic centers: Houston, Texas; Tyler, Texas; Odessa, Texas and Las Cruces New Mexico, and service cost was $210,101.

During the three months ended September 30, 2019, we incurred $665,677 of operating, general and administrative expenses including impairment of goodwill, compared to $394,539 for the same period in 2018.  Operating, general and administrative expenses were higher for the 2019 quarter compared to 2018 due to the write off of goodwill of $170,200, the increase in bad debt expense by $135,000, an increase in factoring expense of $71,194 offset by decreases in employee payroll expense of $37,162, consulting fees of $55,438 and rent $11,850. The aforementioned factoring expense is the discount provided to the purchaser of the accounts receivable.

As a result of the foregoing, we had net loss of $687,328 for the three months ended September 30, 2019, compared to a net loss of $54,116 for the three months ended September 30, 2018.

Comparison of the nine-month period ended September 30, 2019 with the nine month-period ended September 30, 2018.

We recorded $49,032 in QVH lease revenue for the nine months ended September 30, 2019 coupled with $101,640 relating to excess collections for previously funded procedures, resulting in revenue of $150,672. For the same period in 2018, gross revenue (based on gross amounts billed for service revenue) was $3,340,943, offset by $1,540,101 of the settlement discount, resulting in net revenue of $1,800,842.

Service cost for the nine months ended September 30, 2019 was $115,235 which consisted of inventory obsolescence write downs for the period, compared to service cost of $611,354 for the nine months ended September 30, 2018, which consisted of costs associated with funding procedures for the period. No funding of procedures occurred in 2019.

During the nine months ended September 30, 2019, we incurred $1,262,878 of operating, general and administrative expenses, including impairment of goodwill compared with the $1,090,357 for the same period in 2018. The increase is attributable to the write off of goodwill of $170,200, the increase in bad debt expense by $155,000, an increase in factoring expense of $71,194 offset by decreases in employee payroll expense of $78,787, consulting fees of $45,415, audit costs of $25,000, travel expense of $46,156, rent expense of $23,485 and consulting non-cash of $5,000.

As a result of the foregoing, we had net loss of $1,279,148 for the nine months ended September 30, 2019, compared to a net income of $58,809 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, cash provided in operations was $478,698 which primarily included decreases in accounts receivable of $1,053,110, decrease of related party payables of $4,967, increases in prepaid expenses of $1,350, and decreases in accounts payable and accrued liabilities of $54,909, along with non-cash operating expenses totaling $765,963.  For the nine months ended September 30, 2018, cash used in operations was $60,257 which primarily included uses of cash from operating sources due to a decrease in related party payables of $6,603, increases in accounts receivable of $359,716, prepaid expenses of $11,296, inventory of $21,090, and increases in cash from operating sources including an increase of accounts payable of $21,981 and deferred revenue of $22,935, along with non-cash operating expenses totaling $234,725. We used no cash in investing activities for the nine months ended September 30, 2019 and 2018.

Cash used in financing activities for the nine months ended September 30, 2019 and 2018 consisted of repayments on our notes payable in the amount of $90,000 and $135,000, respectively, and net (payments) draws on our line of credit of ($259,000) and $165,000, respectively.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $4,502,669 to $19,507,367 as of September 30, 2019. During the nine months ended September 30, 2019, we realized net losses of $1,279,148. Successful business operations and our transition to positive cash flows from operations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through September 30, 2020. There can be no assurances that there will be adequate financing available to us.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 7—Notes Payable). We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

10.6	Amended and Restated Revolving Line of Credit Note dated September 7, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

10.7	Amended and Restated Continuing Guaranty from Peter Dalrymple dated September 7, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

10.8	Financing Agreement and Amended and Restated Secured Promissory Note with Peter Dalrymple dated September 5, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

10.9	Amended and Restated Promissory Note with Wells Fargo Bank dated September 30, 2019

10.10	Amended and Restated Security Agreement from Peter Dalrymple dated September 30, 2019

10.11	Amended and Restated Continuing Guaranty from Peter Dalrymple dated September 30, 2019

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

Spine Injury Solutions, Inc.

Date: November 14, 2019	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)