Form 10-K
period 2019-12-31
Spine Injury Solutions, Inc
filed 2020-03-30
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 000-27407

SPINE INJURY SOLUTIONS, INC.

(Name of Registrant in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

5151 Mitchelldale

Suite A2

Houston, Texas 77092

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

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.03 per share, the price at which the registrant’s common stock was last sold as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter) was $346,652.

At March 30, 2020, there were 20,240,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company’s ability to obtain capital to begin funding medical procedures again, service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals in the healthcare industry and other risks and uncertainties set forth below and in the “Risk Factors” section below. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, and we have not funded any procedures in 2019 and will not do so unless we can access additional capital. However, we continue to actively pursue the collection of previously funded procedures. We are seeking additional funding for expansion by way of reasonable debt financing or equity injection to fund future development.  In connection with this strategy, we plan to open additional diagnostic centers in new market areas that are attractive under our business model, assuming adequate funds are available. Without additional funding, there is no guarantee that we can continue as a going concern. As an alternative, we are also investigating possible strategic business transactions with third party companies.

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

Billing and Operations

We work with independent medical contractors who perform the medical services for patients and bill a fixed fee for the services.  Historically, we funded certain spine injury diagnostic centers where we work with healthcare providers as independent contractors to perform medical services for patients (although we discontinued funding future medical procedures during the fourth quarter of 2018—see above). We pay the healthcare providers for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

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

Of the HIPAA requirements, the privacy standards and the security standards have the most significant impact on our business operations. The privacy standards require covered entities to implement certain procedures to govern the use and disclosure of protected health information and to safeguard such information from inappropriate access, use, or disclosure. Protected health information includes individually identifiable health information, such as an individual’s medical records, transmitted or maintained in any format, including paper and electronic records. The privacy standards establish the different levels of individual permission that are required before a covered entity may use or disclose an individual’s protected health information and establish new rights for the individual with respect to his or her protected health information.

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

Research and Development

During the year ended December 31, 2018, we spent $15,688 in design and testing fees for our Quad Video Halo system.  No such costs were incurred during the year ended December 31, 2019. These costs do not reflect the marketing and other associated costs with the development of the Quad Video Halo system.

Employees

We currently have two full time employees, plus one part time employee and one QVH consultant at our corporate headquarters.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Risks Related to Our Company

We have discontinued funding future medical procedures due to our cash position

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo and a current shareholder (see Note 6—Notes Payable and Long-Term Debt). We have not funded any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. As an alternative, we are also investigating possible strategic business transactions with third party companies.

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, including our net loss of $1,612,569 for the year ended December 31, 2019 and our accumulated deficit of $19,840,789 at year-end.  We are not generating sufficient operating cash flows to support continuing operations.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations. There is no assurance that our executive officers will continue to be employed by us. We currently maintain $1,000,000 in key-man life insurance with respect to William Donovan, our Chief Executive Officer.

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

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased to $19,840,788, as of December 31, 2019. We plan to decrease our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to decrease our general and administrative functions to support our growing operations. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

Risks Related to Our Common Stock

We may issue a large number of shares of common stock in the future, including without limitation in a strategic business transaction, which could cause substantial dilution to all stockholders.

We may seek to raise equity or equity-related capital in the future.  Additionally, we may seek to enter into a strategic business transaction with another company. Either event could result in us issuing a large number of shares of common stock. Any issuance of shares of our common stock will dilute the percentage ownership interest of all stockholders and may further dilute the book value per share of our common stock. This dilution could be substantial, depending on the size of such issuance transaction.

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

Generally, the Securities and Exchange Commission generally defines a “penny stock” as any equity security that is quoted over-the-counter, such as on the OTC Bulletin Board (which is a facility of FINRA) or OTC Link LLC (which is owned by OTC Markets Group, Inc., formerly known as Pink OTC Markets Inc.) that has a market price of less than $5.00 per share.  The trading price of our common stock is below $5.00 per share.  As a result of this price level, our common stock is considered a penny stock and trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving penny stocks subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock.  As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 5151 Mitchelldale A2, Houston, Texas 77092.  This office space encompasses approximately 800 square feet and is provided to us at the rental rate of $3,750 per month on a monthly basis by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our Director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines.

We previously leased a 2,400 square foot warehouse/office in Clear Lake Shores, Texas where we assembled, developed, tested, and marketed the Quad Video Halo.  This lease had a monthly rent of $1,950 and was terminated when we moved out of this location in February 2019.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets under the symbol, “SPIN.”

Record Holders

As of March 30, 2020, there were approximately 66 stockholders of record of our common stock, and we estimate that there were approximately 600 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 30, 2020, we have a total of 20,240,882 shares of common stock issued and outstanding.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Equity Compensation Plan Information

As of December 31, 2019, we do not have any compensation plans under which our equity securities are authorized for issuance.

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

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo. We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations, however in late 2018 we were able to sell certain contracts to customers for the use of our QVH units along with image processing services.

There can be no guarantee of us continuing as a going concern if we cannot find additional funds. We continue to explore opportunities to raise additional capital to fund our operations. As an alternative, we are also investigating possible strategic business transactions with third party companies.

Results of Operations

For the years ended December 31, 2019 versus 2018:

We recorded $73,046 in QVH lease revenue for the year ended December 31, 2019 coupled with $136,327 relating to excess collections for previously funded procedures, resulting in revenue of $209,373. For the same period in 2018, we recorded $39,656 in QVH lease revenue coupled with gross revenue (based on gross amounts billed for service revenue) of $3,224,266, offset by $1,428,302 of the settlement discount, resulting in net service revenue of $1,795,964. For the year ended December 31, 2019, we funded no new procedures with spine injury diagnostic centers, thus revenue for 2019 was significantly lower due to discontinuing funding of any medical procedures.

Service cost for the year ended December 31, 2019 was $115,235 which consisted of inventory obsolescence write downs for the period, compared to service cost of $656,777 and inventory obsolescence write downs of $50,000 for the year ended December 31, 2019, which consisted of costs associated with funding procedures for the period. No funding of procedures occurred in 2019.

Expenses

For the years ended December 31, 2019 versus 2018:

Operating, general and administrative expenses for the year ended December 31, 2019 were $1,643,803 as compared to $1,792,554 for the year ended December 31, 2018. Operating expenses decreased due to decreases in bad debt expenses, investor relations expenses, payroll, consulting, travel, legal, marketing and rent expense coupled with higher amortization costs, factoring costs and of accounts that have been previously written off. Recoveries from written off accounts totaled $41,300 in 2019 compared to $91,970 in 2018 and are recorded as an offset to bad debt expense.

Bad debt expense, net of recoveries, included in operating, general and administrative expenses, totaled $538,577 and $523,030, respectively, for the years ended December 31, 2019 and 2018. The increase in bad debt expense is primarily attributable to our assessment of active cases that have aged greater than historic norms.  While we continue to pursue all amounts owed, we increased the allowance for bad debt to encompass those receivables in which collection is doubtful.

Other income (expense) for the year ended December 31, 2019 was a net expense of $62,904 as compared to a net expense of $57,944 for the year ended December 31, 2018. For the year ended December 31, 2019, other income was $2,399 offset by interest expense of $65,303.  For the year ended December 31, 2018, other income was $8,297 offset by interest expense of $66,241.

Net Loss

For the years ended December 31, 2019 versus 2018:

Net loss for the year ended December 31, 2019 was $1,612,569 compared to net loss of $671,655 for the year ended December 31, 2018. The main reason for the increase is that we stopped funding cases in 2019 resulting in significantly lower revenue.

Liquidity and Capital Resources

For the year ended December 31, 2019 versus 2018:

During 2019, cash provided by operating activities was $635,908 as compared to $123,164 of cash used in 2018.  The increase in cash provided by (used) in operations was mainly due to decreases in bad debt expense, accounts receivable, depreciation and amortization, inventory and offset by the net increases in accounts payable and prepaid expenses.

During 2019 and 2018, we had no change in cash flows from investing activities; however, in 2018 we did reclassify certain inventory components totaling $59,526 related to three QVH units to equipment.

Cash flows used in financing activities totaled $585,000 for the year ended December 31, 2019, consisting of $90,000 in payments on our note and $495,000 in payments on our line of credit. Cash flows provided in financing activities totaled $105,000 for the year ended December 31, 2018, consisting of $240,000 line of credit proceeds, offset by $135,000 in payments on our current debt.

Income Tax Expense (Benefit)

We have experienced losses and as a result have net operating loss carryforwards available to offset future taxable income.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2019 and 2018 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

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

Service and Product Sale Revenue Recognition

Our net revenues include service and product revenues. Service revenues arise from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completes and signs required medical and financial paperwork. Service revenues are recorded as net patient service revenues based on variable consideration elements further described below and in Note 3. Product sales arise from the sale and transfer of control of the Company’s QVH units to a consumer. QVH services sales arise when a customer requests use of a QVH unit along with video processes and storage. The QVH services are provided on a monthly basis satisfying the contractual performance obligation. The Company did not have material product or service sales related to the QVH units included during the year ended December 31, 2019 and, 2018.

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

Additionally, service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue as recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the years ended December 31, 2018. No service revenue was recorded during the year ended December 31, 2019 associated with new procedures.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of December 31, 2019 and 2018, there were no material contract assets, contract liabilities, or deferred contract costs recorded on the consolidated financial statements.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. As of the year ended December 31, 2019 the Company’s leases consisted solely of operating leases.

Accounting Standards Updates

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2019 and 2018 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining the results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $4,836,090 to $19,840,788 as of December 31, 2019. During the year ended December 31, 2019, we recorded net revenue of $209,373 and a net loss of $1,612,569. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through the period of one year from the issuance of this report. There can be no assurances that there will be adequate financing available to us.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 6—Notes Payable). We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2019 and 2018 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Spine Injury Solutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spine Injury Solutions, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Other Matter

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $19,840,788 and a net loss of $1,612,569 as of and for the year ended December 31, 2019.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, LLP We have served as the Company’s auditor since 2010. Houston, Texas March 30, 2020

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

Current assets:
Cash and Cash equivalents	$110,587	$59,679
Accounts receivable, net	480,350	1,040,117
Prepaid expenses	12,314	10,650
Inventories	-	116,221

Total current assets	603,251	1,226,667

Accounts receivable, net of allowance for doubtful accounts of $589,243 and $395,873 at December 31, 2019 and 2018, respectively	531,573	1,923,421
Property and equipment, net	25,379	77,187
Intangible assets and goodwill		170,200

Total assets	$1,160,203	$3,397,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,070,000	$1,565,000
Notes payable	-	90,000
Accounts payable and accrued liabilities	41,239	75,975
Due to related parties		4,967

Total current liabilities	1,111,239	1,735,942

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 shares issued and outstanding at December 31, 2019 and 2018, respectively	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(19,840,788)	(18,228,219)

Total stockholders’ equity	48,964	1,661,533

Total liabilities and stockholders’ equity	$1,160,203	$3,397,475

The accompanying notes are an integral part of the consolidated financial statements

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

	2019	2018

Net service revenue	$136,327	$1,795,964
Lease revenue	73,046	39,656
Total revenue	209,373	1,835,620

Cost of providing services, including amounts billed by
Third party providers	-	307,890
Related party providers	-	50,000
Inventory impairment	115,235	298,887
	115,235	656,777
Total cost of providing services

Gross profit	94,138	1,178,843

Operating, general and administrative expenses	1,643,803	1,792,554

Loss from operations	(1,549,665)	(613,711)

Other income and (expense):
Other income	2,399	8,297
Interest expense	(65,303)	(66,241)

Total other income and (expense)	(62,904)	(57,944)

Net loss	$(1,612,569)	$(671,655)

Net loss per common share:
Basic/ diluted	$(0.08)	$(0.03)

Weighted average shares used in loss per common share:
Basic/ diluted	20,240,882	20,228,382

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2017	20,215,882	$20,216	$19,864,536	$(17,556,564)	$2,328,188

Issuance of common stock options for compensation of officers	25,000	25	4,975	-	5,000

Net loss	-	-	-	(671,655)	(671,655)

Balances, December 31, 2018	20,240,882	20,241	19,869,511	(18,228,219)	1,661,533

Net loss	-	-	-	(1,612,569)	(1,612,569)

Balances, December 31, 2019	20,240,882	$20,241	$19,869,511	$(19,840,788)	$48,964

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(1,612,569)	$(671,655)
Adjustments to reconcile net (loss) to net cash provided (used) in operating activities:
Bad debt expense	538,577	523,030
Factoring expense	71,194	-
Issuance of common stocks for services	-	5,000
Obsolete inventory	116,221	50,000
Impairment of goodwill	170,200	-
Depreciation expense	51,808	25,503
Changes in operating assets and liabilities:
Accounts receivable, net	1,341,844	(2,547)
Prepaid expenses	(1,664)	(1,400)
Inventories	-	(24,922)
Accounts payable and accrued liabilities	(34,736)	(3,230)
Due to related party	(4,967)	(22,943)

Net cash provided (used) in by operating activities	635,908	(123,164)

Cash flows from financing activities:
Repayments on notes payable	(90,000)	(135,000)
(Payments) proceeds from line of credit, net	(495,000)	240,000

Net cash (used) provided in financing activities	(585,000)	105,000

Net increase (decrease) in cash and cash equivalents	50,908	(18,164)
Cash and cash equivalents at beginning of period	59,679	77,843

Cash and cash equivalents at end of period	$110,587	$59,679

Supplementary disclosure of cash flow information:
Interest paid	$65,305	$66,241
Taxes paid	$-	$-

Supplementary disclosure of non-cash investing and financing activities:
Reclassification of inventory to equipment	$-	$59,256

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

We own a patented device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” which we believe can attract additional physicians and patients and provide us with additional revenue streams with our new programs designed to assist in treatment documentation. We have refined the technology, through research and development, resulting in a fully commercialized Quad Video Halo (“QVH”) System 3.0. Using this technology, diagnostic and treatment procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.

In September 2014, we created a wholly-owned subsidiary, Quad Video Halo, Inc. The purpose of this entity is to hold certain company assets in connection with the QVH units.

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $4,836,090 to $19,840,788 as of December 31, 2019. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities, while no specific plans are in place. We also plan to pursue a merger with another company. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 6—Notes Payable). We did not fund any procedures in 2019 and will not do so unless we can access additional capital. The previous service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. As an alternative, we are also investigating possible strategic business transactions with third party companies.

We are actively pursuing a merger with a private company where they become the controlling company. We find this the best course of actions for our shareholders.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Spine Injury Solutions, Inc. and its wholly owned subsidiary, Quad Video Halo, Inc. All material intercompany transactions have been eliminated upon consolidation.

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

While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue to be recorded. A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings during the year ended December 31, 2018. We recorded no revenue related to service revenue during the year ended December 31, 2019.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. As of the year ended December 31, 2019 the Company’s leases consisted solely of operating leases.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, whereas market is based on the net realizable value. All inventories at December 31, 2018 are classified as finished-goods and consist of our Quad Video Halo. During the year ended December 31, 2019 the Company determined its inventory to be obsolete due to enhancements in technology that rendered the current inventories value to be $0. As such, during the year ended December 31, 2019 and 2018, respectively the company wrote off $116,221 and $50,000.

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

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired. During the year ended December 31, 2019, the Company noted significant indicators of impairment, and performed an impairment test on goodwill, noting the discounted future cash flows did not fully support the goodwill balance along with the Company’s reduced emphasis on the marketing and development of the QVH, resulting in full impairment of goodwill as of December 31, 2019.

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At December 31, 2018, no impairment of the long-lived assets was determined to have occurred, however, the Company’s goodwill was determined to be fully impaired in the year ended December 31, 2019.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $589,243 and $395,873, at December 31, 2019 and 2018, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the year ended December 31, 2019, we did not recognize compensation expense for the issuance of our common stock in exchange for services. During the year ended December 31, 2018 we recognized compensation expense for issuance of our common stock in exchange for services of $5,000.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the years ended December 31, 2019 and 2018, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended December 31, 2019 and 2018, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

Recent Accounting Pronouncements Adopted

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business or as acquisitions (or disposals) of assets. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2018, with early adoption permitted under certain circumstances. The amendments of ASU No. 2017-01 should be applied prospectively as of the beginning of the period of adoption. The adoption of ASU No. 2017-01 did not have material impact on the Company’s consolidated financial position, results of operations and disclosures.

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

As of December 31, 2019, maturities of operating lease payments to be received are as follows:

(in thousands)
2020	103
2021	39
$142

Included in property and equipment, net, as of December 31, 2019 and December 31, 2018 is equipment available for rent in the amount of $25,379 and $39,654, respectfully.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the year ended December 31, 2018. During the year ended December 31, 2019 no service revenue was recorded.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of December 31, 2019 and 2018 that 30% of cases will be collected within one year of a medical procedure.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of December 31, 2019 and 2018, we determined an allowance for uncollectable accounts of $589,243 and $395,873, respectively was needed for those customer accounts whose collections appear doubtful. During the years ended December 31, 2019 and 2018 we recorded bad debt expense, net of recoveries of $538,577 and $523,030, respectively.

For the year ended December 31, 2019, we sold certain individual accounts receivable balances to a third party at a discounted rate without recourse resulting in the receipt of $136,665 which resulted in the recognition of $71,194 in factoring expense for the year ended December 31, 2019. This expense represents the discount provided to the purchaser and was recorded as an operating, general and administrative expense in the Company’s statement of operations for the year ended December 31, 2019.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2019 and 2018:

	2019	2018

Computers and equipment	$145,025	$151,638
Less: accumulated depreciation	(119,646)	(74,451)
	$25,379	$77,187

Depreciation expense totaling $51,808 and $25,503, respectively, was charged to operating, general and administrative expenses during the years ended December 31, 2019 and 2018.

NOTE 6.  NOTES PAYABLE

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

In August 2016, the note and associated warrants were amended to extend the maturity date to August 29, 2017, then again in September 2017, we extended the maturity date of the promissory note to September 8, 2018. In connection with the extension of the Wells Fargo line of credit discussed below, on September 5, 2018 we entered into a Financing Agreement with Mr. Dalrymple and an Amendment to Amended and Restated Secured Promissory Note, under which we extended the maturity date of the promissory note with Mr. Dalrymple to be due and payable on September 8, 2019. We paid off this note in September 2019. We will continue to provide collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of his obligations in connection with the line of credit with Wells Fargo. As of December 31, 2019 and 2018, the note had a principal balance of $0 and $90,000, respectively.  During the year ended December 31, 2019 and 2018, the Company recorded $3,032 and $9,606, respectively, in interest expense related to this note.

Line of Credit

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 3.76% at December 31, 2019.

In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal is due and payable in full on August 31, 2019. On September 30, 2019 the credit line was amended into a one year term loan precluding any additional draws on the note, but all other terms of the loan remained the same. The term loan also remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of December 31, 2019 and 2018, the outstanding borrowings under the line of credit totaled $1,070,000 and $1,565,000 respectively.  During the years ended December 31, 2019 and 2018 the Company recorded $61,808 and $56,635 in interest expense related to this note.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2019 we did not issue any common stock to compensate officers, employees, directors or outside professionals. During the year ended December 31, 2018 we issued 25,000 shares for services provided. The stock issuances were valued based on the quoted market price of our common stock on the respective measurement dates. Following is an analysis of common stock issuances during the years ended December 31, 2019 and 2018:

During the year ended December 31, 2019 we did not issue any shares of common stock.

During the year ended December 31, 2018, we issued 25,000 shares of common stock, valued at $0.20 per share, in connection with consulting agreements. During the year ended December 31, 2018, we expensed $5,000, in connection with this agreement which is included in operating, general and administrative expenses in the accompanying consolidated statements of operations.

Warrants

During 2012, we issued 333,333 warrants in conjunction with the secured note payable. The warrants have an exercise price of $1.60 per share and expired in August 2018. There are no warrants outstanding as of December 31, 2019. A summary of the warrant activity for the year ended December 31, 2018 follows:

Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-the-Money)

Outstanding and exercisable at December 31, 2017	333,333	$1.60	0.6	N/A

Warrants expired	(333,333)	-	-	N/A

Outstanding and exercisable at December 31, 2018	-	$-	-	N/A

Stock Options

We recognize compensation expense related to stock options in accordance with the FASB standard regarding share-based payments, and as such, have measured the share-based compensation expense for stock options granted during the years ended December 31, 2019 and 2018 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The weighted average fair values were calculated using the Black Scholes option pricing model.

Details of stock option activity for the years ended December 31, 2019 and 2018 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2017	20,000	$0.40	3.5	-
Options expired in 2018	-
Outstanding at December 31, 2018	20,000	0.40	2.5	-
Options expired in 2019	-	-	-	-
Outstanding at December 31, 2019	20,000	$0.40	1.5	-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2019:

	Shares			Remaining
	Underlying	Exercise	Date of	Contractual
Description	Options	Price	Expiration	Term (in years)
Employee Options	20,000	$0.40	Aug 2021	1.5

For the year ended December 31, 2019 and 2018, no options were issued or expired. As of December 31, 2019, all unrecognized compensation expense related to non-vested stock option awards has been recognized.

NOTE 8. RELATED PARTY TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor at Houston and Odessa spine injury diagnostic centers. As of December 31, 2019 and 2018, we had balances payable to NSO of $0 and $4,967, respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO.  However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

As further described in Note 6, during 2012 we borrowed $1,000,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. The outstanding balance of the note was $0 and $90,000 at December 31, 2019 and 2018, respectively.

NOTE 9.  INCOME TAXES

We have not made provision for income taxes for the years ended December 31, 2019 or 2018, since we have net operating loss carryforwards generated from recurring net losses offset by a full valuation allowance as described below.

On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2019, but did not recognize any incremental income tax expense in 2018 due to the revaluation of the valuation allowance.

Deferred tax assets consist of the following at December 31:

	2019	2018

Benefit from net operating loss carryforwards	$2,388,540	$2,101,778

Allowance for doubtful accounts	113,101	129,150

Less: valuation allowance	(2,501,641)	(2,230,928)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 21%, we have determined that it is not currently more likely than not that we will realize our deferred income tax assets of approximately $2,502,000 and $2,231,000 attributable predominantly to the future utilization of the approximate $11,374,000 and $9,762,000 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2019 and 2018, respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2020 to 2038, with those net operating losses generated during the year ended December 31, 2019 set to never expire based on the provisions of the Tax Reform Act.

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

For the years ended December 31, 2019 and 2018, the reasons for the difference between the statutory federal rate of 21% and the effective tax rate were as follows:

	2019		2018
		Percentage		Percentage
		of Pre-Tax		of Pre-Tax
	Amount	Income	Amount	Income

Benefit for income tax at federal statutory rate	$338,639	21.0%	$141,047	21.0%

Benefit for state income tax, net of federal effect	38,218	2.4%	15,918	2.4%
Non-deductible expenses	-	-%	-	-%
Effect of change in enacted tax rate	-	-%	-	-%
Change in available NOLs	(97,775)	(6.1%)	(44,222)	(6.6%)
Change in valuation allowance	(270,713)	(16.8%)	(112,743)	(16.8%)
Other	(8,369)	(0.5%)	-	-

Total	$-	-%	$-	-%

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased office space under an operating lease that expired in January 2017 with minimum lease payments of $6,000. Subsequent to the expiration the Company maintained the lease at $6,000 per month on a month-to-month basis.

In June 2019, the Company moved its offices and is currently maintaining a month-to-month lease at $3,750 for the new office space.

During 2018, we leased a 2,400 square foot warehouse/office in Clear Lake Shores, Texas where we assembled, developed, tested, and marketed the Quad Video Halo. The lease was month-to-month with a monthly rent of $1,950. We moved out of this location in February 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019.  Based on this evaluation, our management concluded that, as of December 31, 2019, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	77	Chief Executive Officer, President and Chairman
John Bergeron	63	Chief Financial Officer and Director
Peter Dalrymple	76	Director
Jerry Bratton	67	Director
Jeffrey Cronk	58	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2019, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2019.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officers, principal financial officers, principal accounting officer or controller, and persons performing similar functions.  The Code of Ethics for Directors and Executive Officers can be found on our website at spineinjurysolutions.com/corporate-governance/.  Further, we undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Spine Injury Solutions, Inc., P.O. Box 541566, Houston, Texas 77254-1566.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2019 and 2018 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2019	$27,692	-	-	-	-	-	-	27,692
CEO and President	2018	120,000	-	-	-	-	-	-	120,000

John Bergeron	2019	110,000	-	-	-	-	-	-	110,000
CFO	2018	110,000	-	-	-	-	-	-	110,000

Jeffery Cronk, D.C (1)	2019	-	-	-	-	-	-	-	-
COO	2018	15,000	-	-	-	-	-	-	15,000

(1)	On September 11, 2018, Dr. Cronk resigned as Chief Operating Officer for personal reasons but remains on our Board.

Employment Agreements

On September 16, 2017, our employment agreement with William F. Donovan, M.D. expired.  Since that time, he has worked for us on an at-will basis and during 2018 received an annual salary of $120,000. Dr. Donovan’s pay was stopped in March 2019 resulting in compensation of $27,692 for the year ended December 31, 2019.

On November 30, 2014, our employment agreement with John Bergeron expired.  Since that time, he has worked for us on an at-will basis and presently receives an annual salary of $110,000.

Outstanding Equity Awards at Fiscal Year End

There are no equity awards outstanding at December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 30, 2020, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 20,240,882 shares of common stock outstanding at March 30, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	3,872,427	(2)	19.13%
Jeffrey Cronk, D.C.(1)	85,000	(3)	0.42%
John Bergeron (1)	160,000	(4)	0.79%
Jerry Bratton (1)	1,556,100	(5)	7.69%
Peter L. Dalrymple (1)	2,987,276	(6)	14.76%
All Directors and named executive officers as a group (5 persons)	8,660,803		42.79%

(1)	The named individual is one of our executive officers or directors. His address is c/o Spine Injury Solutions, Inc., 5151 Mitchelldale, Suite A2, Houston, Texas 77092

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

The following table summarizes our equity compensation plan information as of December 31, 2019:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreement with Northshore Orthopedics, Assoc. (“NSO”), which is 100% owned by our Chief Executive Officer, William Donovan, M.D., to provide medical services as our independent contractor. As of December 31, 2019 and 2018, we had balances payable to NSO of $0 and $4,967 respectively. This outstanding payable is non-interest bearing, due on demand and does not follow any specific repayment schedule. We do not directly pay Dr. Donovan (in his individual capacity as a physician) any fees in connection with NSO. However, Dr. Donovan is the sole owner of NSO, and we pay NSO under the terms of our agreement.

On August 29, 2012, we issued Peter Dalrymple, a member of our Board of Directors, a secured promissory note, which was amended in September 2014, August 2016, September 2017 and September 2018. We paid off this note in September 2019. We will continue to provide collateral to Mr. Dalrymple in an amount of $3,000,000 in our gross accounts receivable to secure payment of his obligations in connection with the line of credit with Wells Fargo described below. As of December 31, 2019 and 2018, the note had a principle balance of $0 and $90,000, respectively. During 2019, we made a total of $90,000 in principal payments and a total of $3,032 in interest payments on this note.

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 3.97% at December 31, 2019. In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal was due and payable in full on August 31, 2019. On September 30, 2019 the credit line was amended into a one-year term loan precluding any additional draws on the note, but all other terms of the loan remain the same. The term loan also remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of December 31, 2019 and 2018, outstanding borrowings under the line of credit totaled $1,070,000 and $1,565,000, respectively. During the years ended December 31, 2019 and 2018 we made interest payments in the amount of $61,808 and $56,635, respectively, on this term loan. As of March 30, 2020, the term loan has an outstanding balance of $865,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees(1)	$54,000	$56,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$54,000	$56,000

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2019 and 2018, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

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

10.6	Amended and Restated Revolving Line of Credit Note dated September 7, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

10.7	Amended and Restated Continuing Guaranty from Peter Dalrymple dated September 7, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

10.8	Financing Agreement and Amended and Restated Secured Promissory Note with Peter Dalrymple dated September 5, 2018 (Incorporated by reference from Form 10-Q filed with the SEC on November 13, 2018) *

10.9	Amended and Restated Promissory Note with Wells Fargo Bank dated September 30, 2019 (Incorporated by reference from Form 10-Q filed with the SEC on November 14, 2019) *

10.10	Amended and Restated Security Agreement from Peter Dalrymple dated September 30, 2019 (Incorporated by reference from Form 10-Q filed with the SEC on November 14, 2019) *

10.11	Amended and Restated Continuing Guaranty from Peter Dalrymple dated September 30, 2019 (Incorporated by reference from Form 10-Q filed with the SEC on November 14, 2019) *

21.1	Subsidiaries

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2020.

Spine Injury Solutions, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 30, 2020
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 30, 2020
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 30, 2020
Jerry Bratton	Director

/s/ Jeffrey Cronk, D.C.		March 30, 2020
Jeffrey Cronk, D.C.	Director

/s/ Peter Dalrymple		March 30, 2020
Peter Dalrymple	Director