Form 10-Q
period 2020-06-30
Spine Injury Solutions, Inc
filed 2020-08-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2020.

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2020, there were 20,240,882 shares of the registrant’s common stock outstanding.

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, effects of the COVID 19 virus pandemic, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2020	2019
ASSETS	(Unaudited)

Current assets:
Cash	$89,511	$110,587
Accounts receivable, net	330,141	480,350
Prepaid expenses	2,006	12,314

Total current assets	421,658	603,251

Accounts receivable, net of allowance for doubtful accounts of $600,000 and $589,243 at June 30, 2020 and December 31, 2019, respectively	170,329	531,573
Property and equipment, net	18,169	25,379

Total assets	$610,156	$1,160,203

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Note Payable to a bank	$655,000	$1,070,000
Current portion of Paycheck Protection Program loan	32,303	-
Accounts payable and accrued liabilities	8,941	41,239

Total current liabilities	696,244	1,111,239

Long term portion of Paycheck Protection Program loan	31,794	-

Total liabilities	728,038	1,111,239

Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 shares issued and outstanding at both June 30, 2020 and December 31, 2019	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(20,007,634)	(19,840,788)

Total stockholders’ (deficit) equity	(117,882)	48,964

Total liabilities and stockholders’ (deficit) equity	$610,156	$1,160,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019

Net service revenues	$35,500	$4,523	$65,448	$43,641
Lease revenues	17,922	6,477	43,795	24,059
Total revenue	53,422	11,000	109,243	67,700

Cost of providing services, including amounts billed by
Third party providers	-	-	-	25,748

Total cost of providing services	-	-	-	25,748

Gross profit	53,422	11,000	109,243	41,952

Operating, general and administrative expenses	179,284	197,378	263,732	597,201

Loss from operations	(125,862)	(186,378)	(154,489)	(555,249)

Other income and (expense):
Other income	260	520	452	1,142
Interest expense	(4,667)	(18,462)	(12,809)	(37,713)

Total other income and (expense)	(4,407)	(17,942)	(12,357)	(36,571)

Net loss	$(130,269)	(204,320)	$(166,846)	$(591,820)

Net loss per common share:
Basic/ diluted	$(0.01)	(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic/ diluted	20,240,882	20,240,882	20,240,882	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(166,846)	$(591,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts, net of recoveries	26,398	85,489
Provision for inventory obsolescence	-	26,734
Depreciation expense	7,210	31,036
Changes in operating assets and liabilities:
Accounts receivable, net	485,055	513,734
Prepaid expenses and other assets	10,308	(7,350)
Accounts payable and accrued liabilities	(32,298)	(35,599)
Due to related party	-	(4,967)

Net cash provided by operating activities	329,827	17,257

Cash flows from financing activities:
Proceeds of Paycheck Protection Program loan	64,097	-
Payments of note payable	(415,000)	(30,000)

Net cash used in financing activities	(350,903)	(30,000)

Net decrease in cash and cash equivalents	(21,076)	(12,743)
Cash and cash equivalents at beginning of period	110,587	59,679

Cash and cash equivalents at end of period	$89,511	$46,936

Supplementary disclosure of cash flow information:
Interest paid	$12,809	$37,713

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Six Months Ended June 30. 2020 and 2019

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	20,240,882	$20,241	$19,869,511	$(19,840,788)	$48,964

Net loss	-	-	-	(36,577)	(36,577)

Balances, March 31, 2020 (Unaudited)	20,240,882	20,241	19,869,511	(19,877,365)	12,387

Net loss	-	-	-	(130,269)	(130,269)

Balances, June 30, 2020 (Unaudited)	20,240,882	$20,241	$19,869,511	$(20,007,634)	$(117,882)

Balances, December 31, 2018	20,240,882	$20,241	$19,869,511	$(18,228,219)	$1,661,533

Net loss	-	-	-	(387,500)	(387,500)

Balances, March 31, 2019 (Unaudited)	20,240,882	20,241	19,869,511	(18,615,719)	1,274,033

Net loss	-	-	-	(204,320)	(204,320)

Balances, June 30, 2019 (Unaudited)	20,240,882	$20,241	$19,869,511	$(18,820,039)	$1,069,713

No dividends were paid for the six months ended June 30, 2020 and 2019.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $5,002,936 to $20,007,634 as of June 30, 2020. We plan to increase our operating expenses as we increase our service development, marketing efforts and brand building activities. We also plan to pursue a merger with another company. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

We are actively pursuing a merger with a private company where they become the controlling company. We find this the best course of action for our stockholders.

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

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2020, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings. We recorded no revenue related to service revenue funded for the three and six months ended June 30, 2020 and 2019.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of June 30, 2020 and December 31, 2019, there were no material contract assets, contract liabilities, or deferred contract costs recorded in the condensed consolidated financial statements.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Lease Revenue

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease.  Rental billings for periods extending beyond period-end are recorded as deferred income and are recognized in the period earned.   For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. As of the three and six months ended June 30, 2020 the Company’s leases consisted solely of operating leases. As stated previously, we are uncertain on the effects of the COVID-19 pandemic on our lease revenue going forward.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, maturities of operating lease payments to be received are as follows:

(in thousands)
Remainder of 2020	52
2021	39
$91

Included in property and equipment, net, as of June 30, 2020 and December 31, 2019 is equipment available for rent in the amount of $18,169 and $25,379, respectfully.

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

Long-Lived Assets

We periodically review and evaluate long-lived assets, including intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At June 30, 2020, no impairment of long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $600,000 and $589,243, at June 30, 2020 and December 31, 2019, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the three and six months ended June 30, 2020 and 2019, we did not issue any of our common stock in exchange for services.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties, if any, are recognized as income tax expense and tax credits as a reduction in income tax expense. For the three and six months ended June 30, 2020 and 2019, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and six months ended June 30, 2020 and 2019, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the consolidated statements of operations, because all such securities were anti-dilutive.  The loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the six months ended June 30, 2020.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of June 30, 2020 and December 31, 2019 that 30% of cases will be collected within one year of a medical procedure.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of June 30, 2020 and December 31, 2019, we determined an allowance for uncollectable accounts of $600,000 and $589,243, respectively was needed for those customer accounts whose collections appear doubtful. During the six months ended June 30, 2020 and 2019 we recorded bad debt expense, net of recoveries of $26,398 and $85,489, respectively.

 NOTE 5. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock is 50,000,000 shares, $0.001 par value per share. As of June 30, 2020, there were 20,240,882 common shares issued and outstanding. We did not issue any shares of common stock for the quarter ended June 30, 2020.

NOTE 6.  TERM LOAN

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bears interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.16% at June 30, 2020.

In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we can borrow under the line of credit is $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal was due and payable in full on August 31, 2019. On September 30, 2019 the credit line was amended into a one-year term loan precluding any additional draws on the note, but all other terms of the loan remained the same. The term loan also remains guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and is secured by a first lien interest in certain of his assets. As of June 30, 2020 and December 31, 2019, the outstanding borrowings under the loan totaled $655,000 and $1,070,000 respectively. During the three months ended June 30, 2020 and 2019 the Company recorded $4,667 and $17,231 respectively in interest expense related to this note, and during the six months ended June 30, 2020 and 2019 the Company recorded $12,809 and $35,181 respectively in interest expense related to this note.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 22, 2020 we received an SBA loan in the amount of $64,097 under the federal Paycheck Protection Program which helps businesses keep their workforce employed during the Coronavirus crisis. The Paycheck Protection Program is part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act signed into law in March of 2020. The Paycheck Protection Program is a loan designed to provide direct incentive for small businesses to keep their workers on the payroll, which will be forgiven if all employees are kept on the payroll for eight weeks and the money is used for the sole purpose of payroll, rent, mortgage interest, or utilities, subject to the provisions in the program. The loan carries an interest rate of 1% and is due in two years, April 22, 2022. There is no collateral and no personal guarantees. The first payment is not due until November 2020, seven months from issuance. For the reasons discussed throughout this report, we believe current economic uncertainty relating to the Coronavirus crisis makes the loan necessary to support our ongoing operations. While we anticipate that the entire balance of the loan will be forgiven based on our disbursements of payroll and rent, no assurance can be provided at this time.

NOTE 7.  INCOME TAXES

We have not made a provision for income taxes for the three and six months ended June 30, 2020 or 2019, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

Management Overview

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo. We did not fund any procedures in 2020 thus far or in 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations.

Moving forward, our main focus will be collecting accounts receivable, paying down debt and leveraging our position as a fully reporting public company for other investing opportunities.

There can be no guarantee of us continuing as a going concern if we cannot obtain additional funds.

We are actively pursuing a merger with a private company where they become the controlling company. We find this to be the best course of action for our stockholders.

Additionally, the COVID-19 pandemic has made it difficult for us to collect our accounts receivable, as attorney and medical offices are closed resulting in delayed settlements and medical procedures being canceled, which affects our lease revenue. We are uncertain how this pandemic will affect our ability to collect in the future or its overall effect on our lease revenue.

Results of Operations

The unaudited financial statements for the six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2020 and the results of operations and cash flows for the three and six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 is not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2019 as included in our previously filed report on Form 10-K.

Comparison of the three-month period ended June 30, 2020 with the three month-period ended June 30, 2019.

The revenue for the three months ended June 30, 2020 of $53,422 consisted of $17,922 of QVH leasing revenue, and $35,500 related to excess collections for previously funded procedures. The revenue for the three months ended June 30, 2019 of $11,000 consisted of $6,477 of QVH leasing revenue, and $4,523 related to excess collections for previously funded procedures.

During the three months ended June 30, 2020, we incurred $179,284 of operating, general and administrative expenses compared to $197,378 for the same period in 2019.  Operating, general and administrative expenses were lower for the 2020 quarter compared to 2019 primarily because of decreases of $18,950 in consulting fees and $17,694 in depreciation expense coupled with an increase of $15,002 in bad debt expense net of recoveries. As a result of the foregoing, we had net loss of $130,269 for the three months ended June 30, 2020, compared to a net loss of $204,320 for the three months ended June 30, 2019.

Comparison of the six-month period ended June 30, 2020 with the six month period ended June 30, 2019.

The revenue for the six months ended June 30, 2020 of $109,243 consisted of $43,795 of QVH leasing revenue, and $65,448 related to excess collections for previously funded procedures.  For the same period in 2019, revenue was $67,700, consisting of $24,059 of QVH leasing and $43,641 related to excess collections for previously funded procedures.

Service cost for the six months ended June 30, 2019 was $25,748, which consisted of inventory obsolescence write downs for the period, while there were no service costs in 2020.

During the six months ended June 30, 2020, we incurred $263,732 of operating, general and administrative expenses compared to $597,201 for the same period in 2019. The decrease is attributable to decreases in payroll expenses of approximately $50,000, consulting expense of $106,000, legal fees of $10,000, bad debt expense net of recoveries of $60,000, depreciation expense of $24,000, computer expenses of $16,000, rent expenses of $16,000 and investor relations expense of $24,000.

As a result of the foregoing, we had a net loss of $166,846 for the six months ended June 30, 2020, compared to a net loss of $591,820 for the six months ended June 30, 2019.

Liquidity and Capital Resources

For the six months ended June 30, 2020, cash provided in operations was $329,827 which primarily included decreases in accounts receivable of $485,055, decreases in prepaid expenses of $10,308, and decreases in accounts payable and accrued liabilities of $32,298, along with non-cash operating expenses totaling $33,608.  For the six months ended June 30, 2019, cash provided in operations was $17,257 which primarily included decreases in accounts receivable of $513,734, increases in prepaid expenses of $7,350, and decreases in accounts payable and accrued liabilities of $35,599, along with non-cash operating expenses totaling $143,259.

Cash used in financing activities for the six months ended June 30, 2020 consisted of repayments on our term loan in the amount of $415,000 coupled with the proceeds of $64,097 related to our Paycheck Protection Program (PPP) loan. For the six months ended June 30, 2019 we paid down $30,000 on our term loan.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $5,002,936 to $20,007,634 as of June 30, 2020. During the six months ended June 30, 2020, we realized net revenue of $109,243 and incurred a net loss of $166,846. Successful business operations and our ability to generate cash flows from operations, sufficient to meet our debt obligations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan for a period of one year from the filing of this report. There can be no assurances that there will be adequate financing available to us.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo (see Note 6—Term Loan). We did not fund any procedures in 2020 or 2019 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Further, COVID-19 has caused us to modify our business practices, including restricting employee travel, modifying employee work locations, increasing reliance on remote access to our information systems, implementing social distancing and enhanced sanitary measures in our offices. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. Further, our enhanced reliance on remote access to our information systems increases our exposure to cybersecurity attacks or data security incidents.

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

Spine Injury Solutions, Inc.

Date: August 14, 2020	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)