Form 10-Q
period 2020-09-30
Spine Injury Solutions, Inc
filed 2020-11-13
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2020.

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

As of November 13, 2020, there were 20,240,882 shares of the registrant’s common stock outstanding.

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

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
ASSETS	(Unaudited)

Current assets:
Cash	$56,315	$110,587
Accounts receivable, net	282,400	480,350
Prepaid expenses	-	12,314

Total current assets	338,715	603,251

Accounts receivable, net of allowance for doubtful accounts of $588,143 and $589,243 at September 30, 2020 and December 31, 2019, respectively	66,686	531,573
Property and equipment, net	14,564	25,379

Total assets	$419,965	$1,160,203

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Note payable to a bank	$-	$1,070,000
Note payable to shareholder	545,000	-
Current portion of Paycheck Protection Program loan	39,170	-
Accounts payable and accrued liabilities	9,143	41,239

Total current liabilities	593,313	1,111,239

Paycheck Protection Program loan, net of current portion	24,927	-

Total liabilities	618,240	1,111,239

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 shares issued and outstanding at both September 30, 2020 and December 31, 2019	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(20,088,027)	(19,840,788)

Total stockholders’ (deficit) equity	(198,275)	48,964

Total liabilities and stockholders’ (deficit) equity	$419,965	$1,160,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019

Net service revenues	$21,566	$57,999	$87,015	$101,640
Lease revenues	25,573	24,973	69,368	49,032
Total revenue	47,139	82,972	156,383	150,672

Cost of providing services	-	89,486	-	115,235

Gross profit	47,139	(6,514)	156,383	35,437

Operating, general and administrative expenses	121,908	495,477	385,642	1,092,678
Impairment of goodwill	-	170,200	-	170,200

Loss from operations	(74,769)	(672,191)	(229,259)	(1,227,441)

Other income and (expense):
Other income	-	594	453	1,737
Interest expense	(5,624)	(15,731)	(18,433)	(53,444)

Total other income and (expense)	(5,624)	(15,137)	(17,980)	(51,707)

Net loss	$(80,393)	$(687,328)	$(247,239)	$(1,279,148)

Net loss per common share:
Basic/ diluted	$(0.00)	$(0.03)	$(0.01)	$(0.07)

Weighted average shares outstanding:
Basic/ diluted	20,240,882	20,240,882	20,240,882	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(247,239)	$(1,279,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts, net of recoveries	12,323	360,000
Factoring expense	-	71,194
Provision for inventory obsolescence	-	116,221
Depreciation expense	10,815	48,348
Impairment of goodwill	-	170,200
Changes in operating assets and liabilities:
Accounts receivable, net	650,514	1,053,110
Prepaid expenses and other assets	12,314	(1,350)
Accounts payable and accrued liabilities	(32,096)	(54,910)
Due to related party	-	(4,967)

Net cash provided by operating activities	406,631	478,698

Cash flows from financing activities:
Proceeds of Paycheck Protection Program loan	64,097	-
Payments of note payable to a bank	(460,000)	(259,000)
Payments of note payable to shareholder	(65,000)	(90,000)

Net cash used in financing activities	(460,903)	(349,000)

Net (decrease) increase in cash and cash equivalents	(54,272)	129,698
Cash and cash equivalents at beginning of period	110,587	59,679

Cash and cash equivalents at end of period	$56,315	$189,377

Supplementary disclosure of cash flow information:
Interest paid	$18,433	$53,444

Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of note payable to a bank for note payable to shareholder	$610,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

For the nine months ended September 30, 2020 and 2019

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	20,240,882	$20,241	$19,869,511	$(19,840,788)	$48,964

Net loss	-	-	-	(36,577)	(36,577)

Balances, March 31, 2020 (Unaudited)	20,240,882	20,241	19,869,511	(19,877,365)	12,387

Net loss	-	-	-	(130,269)	(130,269)

Balances, June 30, 2020 (Unaudited)	20,240,882	20,241	19,869,511	(20,007,634)	(117,882)

Net loss	-	-	-	(80,393)	(80,393)

Balances, September 30, 2020 (Unaudited)	20,240,882	$20,241	$19,869,511	$(20,088,027)	$(198,275)

Balances, December 31, 2018	20,240,882	$20,241	$19,869,511	$(18,228,219)	$1,661,533

Net loss	-	-	-	(387,500)	(387,500)

Balances, March 31, 2019 (Unaudited)	20,240,882	20,241	19,869,511	(18,615,719)	1,274,033

Net loss	-	-	-	(204,320)	(204,320)

Balances, June 30, 2019 (Unaudited)	20,240,882	20,241	19,869,511	(18,820,039)	1,069,713

Net loss	-	-	-	(687,328)	(687,328)

Balances, September 30, 2019 (Unaudited)	20,240,882	$20,241	$19,869,511	$(19,507,367)	$382,385

 No dividends were paid for the nine months ended September 30, 2020 and 2019.

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

We are a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing technology and monetizing services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By monetizing the providers accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patient’s unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $5,083,329 to $20,088,027 as of September 30, 2020. We currently plan to pursue a merger with another company. Our continued existence is dependent upon our ability to successfully execute our business plan and our ability to obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that a merger will be initiated or completed or that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to Wells Fargo and a current director and shareholder (see Note 6—Term Loan). We were not involved in any procedures in 2019 or 2020, and will not do so unless we can access additional capital. The previous service revenue we have earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations, and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. As an alternative, we are also investigating possible strategic business transactions with third party companies.

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

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2020, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

While we do collect 100% of the accounts on some patients, our historical collection rate is used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue to be recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings. We recorded no revenue related to service revenue funded for the three and nine months ended September 30, 2020 and 2019.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases (see Note 4). As of September 30, 2020 and December 31, 2019, there were no material contract assets, contract liabilities, or deferred contract costs recorded in the condensed consolidated financial statements.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Lease Revenue

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease.  Rental billings for periods extending beyond period-end are recorded as deferred income and are recognized in the period earned.   For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. As of the three and nine months ended September 30, 2020 the Company’s leases consisted solely of operating leases. As stated previously, we are uncertain on the effects of the COVID-19 pandemic on our lease revenue going forward.

The Company’s QVH unit rentals are governed by agreements that detail the lease terms and conditions.  The determination of whether these contracts with customers contain a lease generally does not require significant judgement.  The Company accounts for these rentals as operating leases.  These leases do not include material amounts of variable payments and the Company has made the accounting policy election to exclude all taxes assessed by a governmental authority.  The Company provides an option for the lessee to purchase the rented equipment upon the termination of the lease for the as then fair market value; however, the Company has not generated material revenue from sales of equipment under such options.  Initial lease terms vary in length based upon customer needs and generally range from 12 to 39.  Customers have the option to keep equipment on rent beyond the initial lease term on a one-year successive term that auto renews unless canceled by the customer.  All of the Company’s rental products have long useful lives relative to the typical rental term with the original investment typically recovered in approximately five years.  The rental products are typically rented for a majority of the time owned and a significant portion of the original investment is recovered when sold from inventory.  The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.

As of September 30, 2020, operating lease payments to be received are as follows:

Remainder of 2020	21,000
2021	39,000
$60,000

Included in property and equipment, net, as of September 30, 2020 and December 31, 2019 is equipment available for rent in the amount of $14,564 and $25,379, respectfully.

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

Long-Lived Assets

We periodically review and evaluate long-lived assets, including intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At September 30, 2020, no impairment of long-lived assets was determined to have occurred.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $588,143 and $589,243, at September 30, 2020 and December 31, 2019, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the three and nine months ended September 30, 2020 and 2019, we did not issue any of our common stock in exchange for services.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties, if any, are recognized as income tax expense and tax credits as a reduction in income tax expense. For the three and nine months ended September 30, 2020 and 2019, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and nine months ended September 30, 2020 and 2019, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the consolidated statements of operations, because all such securities were anti-dilutive.  The loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 was initially effective for annual periods beginning after December 15, 2020, with early application permitted in annual periods beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date to annual periods beginning after December 15, 2022. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the nine months ended September 30, 2020.

The patients who receive medical services at the diagnostic centers are typically patients involved in auto accidents or work injuries. The patient completes and signs medical and financial paperwork, which includes an acknowledgement of the patient’s responsibility of payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of September 30, 2020 and December 31, 2019 that 30% of cases will be collected within one year of a medical procedure.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of September 30, 2020 and December 31, 2019, we determined an allowance for uncollectable accounts of $588,143 and $589,243, respectively was needed for those customer accounts whose collections appear doubtful. During the nine months ended September 30, 2020 and 2019 we recorded bad debt expense, net of recoveries of $12,323 and $360,000, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

We did not issue any shares of common stock for the three and nine months ended September 30, 2020 and 2019.

NOTE 6.  TERM LOAN & NOTES PAYABLE

Term Loan

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bore interest at the 30 day London Interbank Offered Rate (“LIBOR”) plus 2%, resulting in an effective rate of 2.16% at September 30, 2020.

In September 2017, the line of credit agreement was amended, whereby the outstanding principle was due and payable in full on August 31, 2018 and the maximum amount we could borrow under the line of credit was $1,750,000. On September 7, 2018 we entered into an Amended and Restated Revolving Line of Credit Note to extend our revolving line of credit facility, whereby the outstanding principal was due and payable in full on August 31, 2019. On September 30, 2019 the credit line was amended into a one-year term loan precluding any additional draws on the note, but all other terms of the loan remained the same. The term loan remained guaranteed by Peter L. Dalrymple, a member of our Board of Directors, and was secured by a first lien interest in certain of his assets.

On August 31, 2020, Mr. Dalrymple paid off in full the $610,000 principal balance of our term loan with Wells Fargo Bank, which was due and payable on that same date. The term loan (which was converted from a line of credit facility) had been guaranteed by Mr. Dalrymple and secured by a first lien interest in certain of his assets.

During the three months ended September 30, 2020 and 2019 the Company recorded $2,281 and $14,999 respectively in interest expense related to the Wells Fargo term loan, and during the nine months ended September 30, 2020 and 2019 the Company recorded $15,090 and $50,180 respectively in interest expense related to this term loan.

Notes payable

Upon Peter L. Dalrymple paying off the principal balance of the Wells Fargo term loan on our behalf, on August 31, 2020, we issued Mr. Dalrymple a $610,000 one-year secured promissory note, which note bears interest at a rate of 6% per annum, with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is secured by collateral, which includes all our accounts receivable and a pledge of the stock of Quad Video Halo, Inc., our wholly owned subsidiary.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2020 the Company recorded interest expense of $3,023 on the Peter Dalrymple note. The Company did not record any interest expense for the three and nine months ended September 30, 2019 on this note, as the note was initiated August 31, 2020.

Paycheck Protection Program – SBA Loan

On April 22, 2020 we received an SBA loan in the amount of $64,097 under the federal Paycheck Protection Program which helps businesses keep their workforce employed during the Coronavirus crisis. The Paycheck Protection Program is part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act signed into law in March of 2020. The Paycheck Protection Program is a loan designed to provide direct incentive for small businesses to keep their workers on the payroll, which will be forgiven if all employees are kept on the payroll for eight weeks and the money is used for the sole purpose of payroll, rent, mortgage interest, or utilities, subject to the provisions in the program. The loan carries an interest rate of 1% and is due in two years on April 22, 2022. There is no collateral and no personal guarantees. The first payment is not due until November 2020, seven months from issuance. For the reasons discussed throughout this report, we believe current economic uncertainty relating to the Coronavirus crisis makes the loan necessary to support our ongoing operations. While we anticipate that the entire balance of the loan will be forgiven based on our disbursements of payroll and rent, no assurance can be provided at this time.

During the three and nine months ended September 30, 2020 the Company recorded interest expense of $320 on the Paycheck Protection Program loan. The Company did not record any interest expense for the three and nine months ended September 30, 2019 on this loan, as the loan was initiated April 22, 2020.

NOTE 7.  INCOME TAXES

We have not made a provision for income taxes for the three and nine months ended September 30, 2020 or 2019, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

Management Overview

During the fourth quarter of 2018, the decision was made to discontinue involvement in future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Wells Fargo. We did not perform any procedures in 2020 thus far or in 2019 and will not do so unless we can access additional capital. The service revenue we have earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations.

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

On August 21, 2020, Jeffrey A. Cronk, D.C., a member of our board of directors, notified us that he was resigning from the board for personal reasons, effective August 31, 2020. Dr. Cronk confirmed that his resignation was not because of any disagreement with us on any matter relating to our operations, policies or practices.

Results of Operations

The unaudited financial statements for the nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2020 and the results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 is not necessarily indicative of the results to be expected for the entire year ending December 31, 2020 or any subsequent period.

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

Comparison of the three-month period ended September 30, 2020 with the three month-period ended September 30, 2019.

The revenue for the three months ended September 30, 2020 of $47,139 consisted of $25,573 of QVH leasing revenue, and $21,566 related to excess collections for previously performed procedures. The revenue for the three months ended September 30, 2019 of $82,972 consisted of $24,973 of QVH leasing revenue, and $57,999 related to excess collections for previously performed procedures.

During the three months ended September 30, 2020, we incurred $121,908 of operating, general and administrative expenses compared to $495,477 for the same period in 2019, coupled with an impairment of goodwill charge of $170,200 during the 2019 period. Operating, general and administrative expenses were lower for the 2020 quarter compared to 2019 primarily because of decreases in payroll expenses of $19,146, depreciation expense of $13,707, factoring expense of $71,192, and bad debt expense net of recoveries of $266,120.

As a result of the foregoing, we had net loss of $80,393 for the three months ended September 30, 2020, compared to a net loss of $687,328 for the three months ended September 30, 2019.

Comparison of the nine-month period ended September 30, 2020 with the nine-month period ended September 30, 2019.

The revenue for the nine months ended September 30, 2020 of $156,383 consisted of $69,368 of QVH leasing revenue, and $87,015 related to excess collections for previously performed procedures.  For the same period in 2019, revenue was $150,672, consisting of $49,032 of QVH leasing and $101,640 related to excess collections for previously performed procedures.

Service cost for the nine months ended September 30, 2019 was $115,235, which consisted of inventory obsolescence write downs for the period, while there were no service costs in 2020.

During the nine months ended September 30, 2020, we incurred $385,642 of operating, general and administrative expenses compared to $1,092,678 for the same period in 2019. The decrease is attributable to decreases in payroll expenses of $66,906, consulting expense of $106,133, legal fees of $7,754, bad debt expense net of recoveries of $347,677, depreciation expense of $37,533, computer expenses of $18,977, rent expenses of $22,183, factoring expenses of $71,193, investor relations expense of $25,682 and other miscellaneous expenses of approximately $25,000.

As a result of the foregoing, we had a net loss of $247,239 for the nine months ended September 30, 2020, compared to a net loss of $1,279,148 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

For the nine months ended September 30, 2020, cash provided in operations was $406,631 which primarily included decreases in accounts receivable of $650,514, decreases in prepaid expenses of $12,314, and decreases in accounts payable and accrued liabilities of $32,096, along with non-cash operating expenses totaling $23,138.  For the nine months ended September 30, 2019, cash provided in operations was $478,698 which primarily included decreases in accounts receivable of $1,053,110, decrease of related party payables of $4,967, increases in prepaid expenses of $1,350, and decreases in accounts payable and accrued liabilities of $54,910, along with non-cash operating expenses totaling $765,963.

Cash used in financing activities for the nine months ended September 30, 2020 consisted of repayments on our term loan in the amount of $470,000, payments on our note payable to a shareholder of $65,000 and proceeds of $64,097 related to our Paycheck Protection Program (PPP) loan. Cash used in financing activities for the nine months ended September 30, 2019 consisted of payments on our notes payable in the amount of $90,000 and payments on our term loan of $259,000.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $5,083,329 to $20,088,027 as of September 30, 2020. During the nine months ended September 30, 2020, we realized net revenue of $156,383 and incurred a net loss of $247,239. Successful business operations and our ability to generate cash flows from operations, sufficient to meet our debt obligations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan for a period of one year from the filing of this report. There can be no assurances that there will be adequate financing available to us.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue involvement in future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to our shareholder (see Note 6—Term Loan and Notes Payable). We were not involved with any procedures in 2020 or 2019 and will not do so unless we can access additional capital. The service revenue we have earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020) *

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020) *

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

Spine Injury Solutions, Inc.

Date: November 13, 2020	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)