Form 10-K
period 2020-12-31
Spine Injury Solutions, Inc
filed 2021-03-26
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020.

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.037 per share, the price at which the registrant’s common stock was last sold as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter) was $428,463.

At March 26, 2021, there were 20,240,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with the company’s ability to obtain capital to begin funding medical procedures again, service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, effects of the COVID-19 virus pandemic, pursuing a strategic business transaction with a third party company, economic conditions, the impact of competition and pricing, government regulation and approvals in the healthcare industry and other risks and uncertainties set forth below and in the “Risk Factors” section below. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, and we have not funded any procedures in 2019 or 2020 and will not do so unless we can access additional capital. However, we continue to actively pursue the collection of previously funded procedures. Without additional funding, there is no guarantee that we can continue as a going concern.

We own a patented device and process by which a video recording system is attached to a fluoroscopic x-ray machine, the “four camera technology,” which we believe can attract additional physicians and patients as well as provide us with additional revenue streams with our new programs designed to assist in treatment documentation.  We have refined the technology, through research and development, resulting in a fully commercialized Quad Video Halo System 3.0 (“QVH”).  Using this technology, diagnostic and treatment procedures are recorded from four separate video feeds that capture views from both inside and outside the body, and a video is made which is given to the patient’s representative to verify the treatment received.

In September 2014, we created a wholly owned subsidiary, Quad Video Halo, Inc.  The purpose of this entity is to hold certain company assets affiliated with the QVH units.

Billing and Operations

We work with independent medical contractors who perform the medical services for patients and bill a fixed fee for the services.  Historically, we funded certain spine injury diagnostic centers where we work with healthcare providers as independent contractors to perform medical services for patients (although we discontinue funding future medical procedures during the fourth quarter of 2018—see above). We pay the healthcare providers for medical services performed. The patients are billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients are billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We take control of the patients’ unpaid bills.

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

Employees

We currently have one paid full time employee, plus one collection consultant and one QVH consultant at our corporate headquarters.  We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employee.

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

Risks Related to Our Company

We have discontinued funding future medical procedures due to our cash position

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Peter Dalrymple, a director and shareholder (see Note 6—Notes Payable in the Notes to Consolidated Financial Statements). We have not funded any procedures in 2020 and will not do so in the future unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments will have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, including our net loss of $297,394 for the year ended December 31, 2020 and our accumulated deficit of $20,138,182 at December 31, 2020.  We are not generating sufficient operating cash flows to support continuing operations.  Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our history in the healthcare services business makes an evaluation of us and our future extremely difficult, and profits are not assured.

We began development of our healthcare services business at the end of December 2008 and opened our first spine injury diagnostic center in August 2009. There can be no assurance that we will be profitable in the future or that investors’ investments in us will be returned to them in full, or at all, over time. In view of our history in the healthcare industry, an investor must consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in our industry. There can be no assurance that we will be successful in undertaking any or all of the activities required for successful commercial operations. Our failure to successfully undertake such activities could materially and adversely affect our business, prospects, financial condition and results of operations. There can be no assurance that our business operations will generate significant revenues, that we will generate additional positive cash flow from our operations or that we will be able to achieve or sustain profitability in any future period. Additionally, we have expended a great deal of resources developing, testing, and marketing the Quad Video Halo, but we have no assurances that the market will accept this product.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations.

We may experience potential fluctuations in results of operations.

Our future revenues may be affected by a variety of factors, many of which are outside our control, including the success of implementing our business and trends and changes in the healthcare industry. We have no control on how long it takes cases to settle, making it difficult to forecast cash flow.  As a result of our operating history and the nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

We have a history of significant operating losses and will need to increase operating expenses in the future if we decide to grow our business.

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased to $20,138,182, as of December 31, 2020. During the fourth quarter of 2018, we chose to discontinue funding future medical procedures due to our cash position. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our healthcare services business, of which there can be no assurances.

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

We operate in an industry that is subject to extensive federal, state, and local regulation, and changes in law and regulatory interpretations could reduce our revenue and profitability potential.

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

We may seek to raise equity or equity-related capital in the future.  Additionally, we are presently seeking to enter into a strategic business transaction with another company. Either event could result in us issuing a large number of shares of common stock. Any issuance of shares of our common stock will dilute the percentage ownership interest of all stockholders and may further dilute the book value per share of our common stock. This dilution could be substantial, depending on the size of such issuance transaction.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 5151 Mitchelldale A2, Houston, Texas 77092.  This office space encompasses approximately 200 square feet and is provided to us at the rental rate of $1,850 per month on a monthly basis by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets under the symbol, “SPIN.”

Record Holders

As of March 26, 2021, there were approximately 63 stockholders of record of our common stock, and we estimate that there were approximately 500 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 26, 2021, we have a total of 20,240,882 shares of common stock issued and outstanding.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Equity Compensation Plan Information

As of December 31, 2020, we do not have any compensation plans under which our equity securities are authorized for issuance.

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

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to a current director and shareholder. We did not fund any procedures in 2020 and will not do so in the future unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. In late 2018, however, we were able to sell certain contracts to customers for the use of our QVH units along with image processing services.

There can be no guarantee of us continuing as a going concern if we cannot find additional capital. We continue to explore opportunities to raise additional capital to fund our operations. We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger.

Results of Operations

For the years ended December 31, 2020 versus 2019:

We recorded $95,941 in QVH lease revenue for the year ended December 31, 2020 coupled with $76,078 relating to excess collections for previously funded procedures, resulting in revenue of $172,019. For the same period in 2019, we recorded $73,046 in QVH lease revenue coupled with $136,327 relating to excess collections for previously funded procedures bringing total revenue to $209,373. For the year ended December 31, 2020, our collections of previously funded procedures decreased as we are no longer funding new procedures and previously funded procedures are in run-off.

There were no service costs in 2020. For the year ended December 31, 2019 service cost was $115,235 which consisted of inventory obsolescence write downs for the period.

Expenses

For the years ended December 31, 2020 versus 2019:

Operating, general and administrative expenses for the year ended December 31, 2020 were $507,397 as compared to $1,643,803 for the year ended December 31, 2019. Operating expenses decreased due to decreases in bad debt expenses, investor relations expenses, payroll, consulting, insurance, computer expenses, factoring expense, goodwill impairment, depreciation and amortization, and rent expense.

Bad debt expense, net of recoveries, included in operating, general and administrative expenses, totaled $0 and $538,577, respectively, for the years ended December 31, 2020 and 2019. The decrease in bad debt expense is primarily attributable to our assessment of active cases that have aged greater than historic norms.  While we continue to pursue all amounts owed, we increased the allowance for bad debt minimally to encompass those receivables in which collection is doubtful.

Other income (expense) for the year ended December 31, 2020 was other income, net of $37,984 as compared to other expense, net of $62,904 for the year ended December 31, 2019. For the year ended December 31, 2020,  other income, net consisted primarily of the forgiveness of our Paycheck Protection Program (“PPP”) loan as further described below, partially offset by $26,646 of interest expense.. For the year ended December 31, 2019 the other expense, net consisted of $2,399 of income coupled with $65,303 of interest expense.

On April 22, 2020 we received an SBA loan in the amount of $64,097 under the federal PPP which helps businesses keep their workforce employed during the Coronavirus crisis. The PPP is part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act signed into law in March of 2020. The PPP is a loan designed to provide direct incentive for small businesses to keep their workers on the payroll, which will be forgiven if all employees are kept on the payroll for eight weeks and the money is used for the sole purpose of payroll, rent, mortgage interest, or utilities, subject to the provisions in the program. The loan carries an interest rate of 1% and is due in two years, April 22, 2022. There is no collateral and no personal guarantees. In December 2020, we applied for forgiveness of our PPP loan and subsequently received a notice of approval. Accordingly, we removed the PPP loan amount from our consolidated balance sheet and recognized a gain on forgiveness of debt.

Net Loss

For the years ended December 31, 2020 versus 2019:

Net loss for the year ended December 31, 2020 was $297,394 compared to net loss of $1,612,569 for the year ended December 31, 2019. The main reason for the decrease is that we did not take as large bad debt expense, as well as no expense related to writing off obsolete inventory, factoring expense, nor impairment of goodwill, coupled with other operating expenses being lower.

Liquidity and Capital Resources

For the year ended December 31, 2020 versus 2019:

During 2020, cash provided by operating activities was $446,971 as compared to $635,908 in 2019.  The decrease in cash provided by operations was mainly due to a decrease in collections of outstanding receivables.

Cash used in financing activities totaled $515,903 for the year ended December 31, 2020, consisting of payments on our note payable totaling $110,000 and $470,000 in payments on our line of credit, partially offset by proceeds received from a PPP loan of $64,097. Cash used in financing activities totaled $585,000 for the year ended December 31, 2019, consisting of $90,000 in payments on our note and $495,000 in payments on our line of credit.

Income Tax Expense (Benefit)

We have experienced losses and as a result have net operating loss carryforwards available to offset future taxable income.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2020 and 2019 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our financial statements:

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

Service and Product Sale Revenue Recognition

Historically, our net revenues included service revenues that arose from the delivery of medical diagnostic services provided to patients by medical professionals at spine injury diagnostic centers, only after the patients completed and signed required medical and financial paperwork. Service revenues were recorded as net patient service revenues based on variable consideration elements further described below. While we did collect 100% of the accounts on certain patients, our historical collection rate was used to estimate the variable consideration expected and is reflected in the carrying balance of accounts receivable and service revenue recorded. A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of Current Procedural Terminology code rates (“CPT” codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association). Patients were billed at the normal billing amount, based on national averages, for a particular CPT code procedure during the year ended December 31, 2018 and prior years. We recorded no revenue related to medical diagnostic services provided during the years ended December 31, 2020 and 2019 and revenue presented represents adjustments of variable consideration received for procedures performed in years prior to 2019.

Service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of December 31, 2020 and 2019, there were no material contract assets, contract liabilities, or deferred contract costs recorded in the consolidated financial statements.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. As of the year ended December 31, 2020, the Company’s leases consisted solely of operating leases.

Accounting Standards Updates

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2020 and 2019 included in this Form 10-K, we discuss those recent accounting pronouncements that may be considered to be significant in determining current and/or future results of operations and our financial position.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $5,134,184 to $20,138,182 as of December 31, 2020. During the year ended December 31, 2020, we recorded net revenue of $183,342 and a net loss of $297,394. Successful business operations and our transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support our cost structure. Considering the nature of the business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through the period of one year from the issuance of this report. There can be no assurances that there will be adequate financing available to us.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to a current director and shareholder (see Note 6—Notes Payable in the Notes to Consolidated Financial Statements). We did not fund any procedures in 2020 and will not do so unless we can access additional capital. The service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2020 and 2019 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Spine Injury Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spine Injury Solutions, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has an accumulated deficit of $20,138,182 and a net loss of $297,394 as of and for the year ended December 31, 2020.  Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matter arisings from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) represented especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ham, Langston & Brezina, LLP We have served as the Company’s auditor since 2010. Houston, Texas March 26, 2021

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS

Current assets:
Cash and Cash equivalents	$41,655	$110,587
Accounts receivable, net	232,244	480,350
Prepaid expenses	-	12,314

Total current assets	273,899	603,251

Accounts receivable, net of allowance for doubtful accounts of $585,257 and $589,243 at December 31, 2020 and 2019, respectively	-	531,573
Property and equipment, net	10,959	25,379

Total assets	$284,858	$1,160,203

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Line of credit	$-	$1,070,000
Notes payable	490,000	-
Accounts payable and accrued liabilities	43,288	41,239

Total current liabilities	533,288	1,111,239

Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 50,000,000 shares authorized, 20,240,882 shares issued and outstanding at December 31, 2020 and 2019, respectively	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(20,138,182)	(19,840,788)

Total stockholders’ equity (deficit)	(248,430)	48,964

Total liabilities and stockholders’ equity (deficit)	$284,858	$1,160,203

The accompanying notes are an integral part of the consolidated financial statements

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

	2020	2019

Net service revenue	$76,078	$136,327
Lease revenue	95,941	73,046

Total revenue	172,019	209,373

Cost of providing services – provision for inventory obsolescence	-	115,235

Gross profit	172,019	94,138

Operating, general and administrative expenses	507,397	1,643,803

Loss from operations	(335,378)	(1,549,665)

Other income (expense):
Gain from forgiveness of debt	64,097	-
Other income	533	2,399
Interest expense	(26,646)	(65,303)

Total other income (expense), net	37,984	(62,904)

Net loss	$(297,394)	$(1,612,569)

Net loss per common share:
Basic/ diluted	$(0.01)	$(0.08)

Weighted average shares used in loss per common share:
Basic/ diluted	20,240,882	20,240,882

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2018	20,24,882	$20,241	$19,869,511	$(18,228,219)	$1,661,533

Net loss	-	-	-	(1,612,569)	(1,612,569)

Balances, December 31, 2019	20,240,882	20,241	19,869,511	(19,840,788)	48,964

Net loss	-	-	-	(297,394)	(297,394)

Balances, December 31, 2020	20,240,882	$20,241	$19,869,511	$(20,138,182)	$(248,430)

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(297,394)	$(1,612,569)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Provision for uncollectible accounts	-	538,577
Provision for inventory obsolescence	-	116,221
Factoring expense	-	71,194
Provision for impairment of goodwill	-	170,200
Depreciation expense	14,420	51,808
Gain from forgiveness of debt	(64,097)	-
Changes in operating assets and liabilities:
Accounts receivable, net	779,679	1,341,844
Prepaid expenses	12,314	(1,664)
Accounts payable and accrued liabilities	2,049	(34,736)
Due to related party	-	(4,967)

Net cash provided by operating activities	446,971	635,908

Cash flows from financing activities:
Repayments on notes payable	(110,000)	(90,000)
Proceeds from Paycheck Protection Program loan	64,097	-
Payments on line of credit	(470,000)	(495,000)

Net cash used in financing activities	(515,903)	(585,000)

Net (decrease) increase in cash and cash equivalents	(68,932)	50,908
Cash and cash equivalents at beginning of year	110,587	59,679

Cash and cash equivalents at end of year	$41,655	$110,587

Supplementary disclosure of cash flow information:
Interest paid	$26,646	$65,305
Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of note payable to a bank for note payable to shareholder	$610,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.  DESCRIPTION OF BUSINESS

Spine Injury Solutions Inc. (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. We changed our name to Spine Injury Solutions Inc. on October 1, 2015.

We are a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents. We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents. Our goal is to become a leader in providing technology and monetizing services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients. By monetizing the providers accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment. By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery. Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee. During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, and we have not funded any procedures in 2020 and will not do so unless we can access additional capital (see Note 2 below). However, we continue to actively pursue the collection of previously funded procedures.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $5,133,484 to $20,138,182 as of December 31, 2020. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our business, of which there can be no assurances.

During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to Wells Fargo Bank, N.A. and a current director and shareholder (see Note 6—Notes Payable). We did not fund any procedures in 2020 and will not do so unless we can access additional capital. The previous service revenue we have funded has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger. Presently, we believe this to be the best course of actions for our shareholders.

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

Service Revenue Recognition

Historically, our net revenues included service revenues that arose from the delivery of medical diagnostic services provided to patients by medical professionals at spine injury diagnostic centers, only after the patients completed and signed required medical and financial paperwork. Service revenues were recorded as net patient service revenues based on variable consideration elements further described below and in Note 4. While we did collect 100% of the accounts on certain patients, our historical collection rate was used to estimate the variable consideration expected and is reflected in the carrying balance of accounts receivable and service revenue recorded. A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of Current Procedural Terminology code rates (“CPT” codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association). Patients were billed at the normal billing amount, based on national averages, for a particular CPT code procedure during the year ended December 31, 2018 and prior years. We recorded no revenue related to medical diagnostic services provided during the years ended December 31, 2020 and 2019 and revenue presented represents adjustments of variable consideration received for procedures performed in years prior to 2019.

Service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. As of the year ended December 31, 2020 the Company’s leases consisted solely of operating leases.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable, accrued liabilities, line of credit and notes payable as reflected in the consolidated financial statements, approximates fair value.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  We maintain cash and cash equivalents in banks which at times may exceed federally insured limits. We have not experienced any losses on these deposits.

Inventories

During the year ended December 31, 2019 the Company determined its inventory to be worthless based on advances in technology that rendered inventories obsolete. Accordingly, during the years ended December 31, 2019, the company recognized a provision for inventory obsolescence of $116,221 to completely write-off inventory.

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

Property and equipment consist of computers and equipment and are depreciated over their estimated useful lives of three years, using the straight-line method.

Intangible Assets and Goodwill

Intangible assets acquired are initially recognized at cost. Intangible assets acquired in a business combination are recognized at their estimated fair value at the date of acquisition. Intangibles with a finite life are amortized, ratably, based on the contractual terms of the associated agreements.

Goodwill recognized in a business combination is subjective and represents the value of the excess amount given to the acquired company above the estimated fair market value of the identifiable net assets on the acquisition date. Each year, during the fourth quarter, the goodwill amount is reviewed to determine if any impairment has occurred. Impairment occurs when the original amount of goodwill exceeds the value of the expected future net cash flows from the business acquired. During the year ended December 31, 2019, the Company noted significant indicators of impairment, and performed an impairment test on goodwill, noting the discounted future cash flows did not support the goodwill balance particularly because of the Company’s reduced emphasis on the marketing and development of the QVH. The result of our analysis was a full impairment of goodwill of $170,200 as of December 31, 2019.

Long-Lived Assets

We periodically review and evaluate long-lived assets, such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Based on our analysis we established an allowance for doubtful accounts of $585,257 and $589,243, at December 31, 2020 and 2019, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the years ended December 31, 2020 and 2019, we did not recognize compensation expense for the issuance of our common stock in exchange for services.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense. For the years ended December 31, 2020 and 2019, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended December 31, 2020 and 2019, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the statements of operations, because all such securities were anti-dilutive.  The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting principles (“GAAP”) and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In November 2019, the FASB issued ASU No. 2019-10 to amend the effective date for entities that had not yet adopted ASU No. 2016-13. Accordingly, the provisions of ASU No. 2016-13 are effective for annual periods beginning after December 15, 2022, with early application permitted in annual periods beginning after December 15, 2018. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our Term Loans and Revolving Credit Facility, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022 (see Note 6 for further details on our Term Loan). The Company is currently evaluating the potential impact of this standard on our consolidated financial statements.

NOTE 4.  ACCOUNTS RECEIVABLE

Accounts receivable arise from patients billed by the healthcare providers based on CPT codes as described in Note 1. Our customers, patients who receive medical services at diagnostic centers, are typically patients involved in auto accidents or work injuries. Patients complete and sign medical and financial paperwork, which includes an acknowledgement of each patient’s responsibility for payment for the services provided. Additionally, the paperwork should include an assignment of benefits.  The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more. Accordingly, we have classified receivables as current or long term based on our experience, which indicates as of December 31, 2020 and 2019 that 30% of cases will be collected within one year of a medical procedure.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of December 31, 2020 and 2019, we determined an allowance for uncollectable accounts of $585,257 and $589,243, respectively was needed for those customer accounts whose collections appear doubtful. During the years ended December 31, 2020 and 2019, we recorded bad debt expense, net of recoveries of $-0- and $538,577, respectively.

During the year ended December 31, 2019, we sold certain individual accounts receivable balances to a third party at a discounted rate without recourse resulting in the receipt of $136,665 and the recognition of $71,194 in factoring expense. This factoring expense represents the discount provided to the purchaser and was recorded in an operating, general and administrative expense in the Company’s statement of operations for the year ended December 31, 2019. For the year ended December 31, 2020, no accounts receivable balances were sold to a third party at a discount rate.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2020 and 2019:

	2020	2019

Computers and equipment	$68,518	$145,025
Less: accumulated depreciation	(57,559)	(119,646)
	$10,959	$25,379

Depreciation expense totaling $14,420 and $51,808 was charged to operating, general and administrative expenses during the years ended December 31, 2020 and 2019, respectively.

NOTE 6.  NOTES PAYABLE

Term Loan

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bore interest at the thirty-day London Interbank Offered Rate (“LIBOR”) plus 2%. The line of credit agreement was amended at various dates until a final amendment on September 30, 2019 converted the line of credit into a one-year term loan precluding any additional draws but retaining all other terms. The line of credit and term loan were guaranteed by Peter L. Dalrymple, a member of our board of directors, and was secured by a first lien interest in certain of his assets.

On the August 31, 2020 maturity date of the term loan with Wells Fargo Bank, N.A., Mr. Dalrymple paid off in full the entire $610,000 remaining principal balance.

During the twelve months ended December 31, 2020 and 2019, the Company recorded $15,090 and $61,808 respectively in interest expense related to the Wells Fargo term loan.

Notes payable

Upon Peter L. Dalrymple paying off the principal balance of the Wells Fargo term loan on our behalf on August 31, 2020, we issued Mr. Dalrymple a $610,000 one-year secured promissory note. The secured promissory note bears interest of 6% per year with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is collateralized by all our accounts receivable and a pledge of the stock of our wholly owned subsidiary, Quad Video Halo, Inc. The secured promissory note balance was $490,000 at December 31, 2020.

During the year ended December 31, 2020, the Company recorded $11,058 in interest expense on the Dalrymple note, representing all interest due through that date.

Paycheck Protection Program – SBA Loan

On April 22, 2020 we received a $64,097 SBA loan under the federal Paycheck Protection Program, a program designed to help businesses keep their workforce employed during the COVID 19 pandemic. The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act signed into law in March of 2020. The Paycheck Protection Program provides a direct incentive for small businesses to keep their workers on the payroll and loans granted under the program are forgivable if employment levels maintained for specified periods and proceeds are used for payroll and other approved expenses (rent, mortgage interest, utilities, and certain other expenses) provided for under the program. Loans provided under the program are uncollateralized, include no guarantees, bear interest of 1% per year and mature two years from the date of receipt. The first payment of our loan was originally due in November 2020, seven months from issuance. For the reasons discussed throughout this report, we believe current economic uncertainty related to the COVID 19 pandemic and our inability to obtain financing though other means made the loan necessary to support our ongoing operations. We applied for forgiveness of our loan in 2020 and on December 31, 2020 the entire balance of the loan was forgiven and recognized in other income as gain on forgiveness of debt in our Statements of Operations.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2020 and 2019 we did not issue any common stock.

Stock Options

We recognize compensation expense related to stock options in accordance with the ASC 718, Compensation - Stock Compensation. Under ASC 718 we measured stock-based compensation expense for stock options granted, based on weighted average fair values calculated using the Black Scholes option pricing model. We issued no stock options and recognized no related expense during the years ended December 31, 2020 and 2019.

Details of stock option activity for the years ended December 31, 2020 and 2019 follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2018	20,000	$0.40	2.5	-
Options expired in 2019	-
Outstanding at December 31, 2019	20,000	0.40	1.5	-
Options expired in 2020	-	-	-	-
Outstanding at December 31, 2020	20,000	$0.40	0.5	-

The following summarizes outstanding stock options and their respective exercise prices at December 31, 2020:

	Shares			Remaining
	Underlying	Exercise	Date of	Contractual
Description	Options	Price	Expiration	Term (in years)

Employee Options	20,000	$0.40	Aug 2021	0.5

At December 31, 2020 and 2019 all options were fully vested and all compensation expense related to stock option awards has been recognized.

NOTE 8. RELATED PARTY TRANSACTIONS

We currently maintain our executive offices at 5151 Mitchelldale A2, Houston, Texas 77092.  This office space encompasses approximately 200 square feet and is provided to us at the rental rate of $1,875 per month on a monthly basis by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines.

As further described in Note 6, during 2020 we borrowed $610,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. The outstanding balance of the note was $490,000 at December 31, 2020.

NOTE 9.  INCOME TAXES

We have no current or deferred provision for income taxes for the years ended December 31, 2020 or 2019, because we have net operating loss carryforwards generated from recurring net losses offset by a full valuation allowance as described below.

Deferred tax assets consist of the following at December 31, 2020 and 2019:

	2020	2019

Net operating loss carryforwards	$2,441,191	$2,388,540
Allowance for doubtful accounts	122,903	113,101
Less: valuation allowance	(2,564,094)	(2,501,641)

	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 21%, we have determined that it is not currently more likely than not that we will realize our deferred income tax assets of approximately $2,564,000 and $2,502,000 attributable predominantly to the future utilization of the approximate $11,605,000 and $11,374,000 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2020 and 2019, respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2021 to 2039, with those net operating losses generated during the year ended December 31, 2020 set to never expire based on the provisions of the Tax Reform Act.

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

Following is a reconciliation of the (provision) benefit for federal income taxes as reported in the accompanying consolidated statements of operations, to the expected amount at the 21% federal statutory rate:

	2020		2019
		Percentage		Percentage
		of Pre-Tax		of Pre-Tax
	Amount	Income	Amount	Income

Benefit for income tax at federal statutory rate	$62,453	21.0%	$338,639	21.0%
Change in available NOLs	-	-%	(97,775)	(6.1%)
Change in valuation allowance	(62,453)	(21.0%)	(270,713)	(16.8%)
Other		-%	29,849	1.9%

Total	$-	-%	$-	-%

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We previously leased office space under a month-to-month lease, with monthly lease payments of $6,000, through May 2019. We also previously leased a 2,400 square foot warehouse/office in Clear Lake Shores, Texas where we assembled, developed, tested, and marketed the Quad Video Halo. This warehouse lease was on a month-to-month basis, with a monthly rent of $1,950, and ended in February 2019 when we vacated the space. In June 2019, we moved into our current offices and now maintain a month-to-month lease, with monthly lease payments of $1,875, for office space.

NOTE 11. LEASE REVENUES

The Company’s QVH unit rentals are governed by agreements that detail the lease terms and conditions. The determination of whether these contracts with customers contain a lease generally does not require significant judgement. The Company accounts for these rentals as operating leases. These leases do not include material amounts of variable payments and the Company has made the accounting policy election to exclude all taxes assessed by a governmental authority. The Company provides an option of the lessee to purchase the rented equipment upon the termination of the lease for the as then fair market value; however, the Company has not generated material revenue from sales of equipment under such options. Initial lease terms vary in length based upon customer needs and generally range from twelve to thirty-six months. Customer have the option to keep equipment on rent beyond the initial lease term on a one-year successive term that auto renews unless canceled by the customer. All of the Company’s rental products have long useful lives relative to the typical rental term with the original investment typically recovered in approximately five years. The rental products are typically rented for a majority of the time owned and a significant portion of the original investment is recovered when sold from inventory. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.

All of the Company’s outstanding lease contracts as of December 31, 2020, are scheduled to mature in 2021 with expected operating lease payments to be received totaling approximately $66,000.

Included in property and equipment, net, as of December 31, 2020 and 2019 is equipment available for rent in the amount of $10,959 and $25,379, respectively.

NOTE 12. SUBSEQUENT EVENTS

On January 19, 2021, we held an Annual Meeting of Stockholders of Spine Injury Solutions, Inc. at our corporate offices. In addition to electing our current directors, ratifying our independent registered accounting firm and approving a non-binding advisory resolution on executive compensation, stockholders approved the following proposals:

●	The filing of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 250,000,000;

●	The filing of an amendment to our certificate of incorporation to increase the number of authorized shares of preferred stock from none to 10,000,000;

●

Authorizing our board of directors, without further stockholder approval, to effect a reverse stock split of all our outstanding common stock, by the filing of a certificate of amendment to our certificate of incorporation with the Secretary of State of Delaware, in a ratio of between one-for-two and one-for-1,000, with our board of directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the board of directors in its sole discretion, at any time before the earlier of (a) January 19, 2022; and (b) the date of our next annual meeting of stockholders;

A certificate of amendment was filed with the Secretary of State of Delaware on January 21, 2021 to effect the increase in the number of shares of common and preferred stock. The board of directors has not yet effected a reverse stock split as of the date of this annual report, and has no present plans to do so.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020.  Based on this evaluation, our management concluded that, as of December 31, 2020, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	78	Chief Executive Officer, President and Chairman
John Bergeron	64	Chief Financial Officer and Director
Jerry Bratton	68	Director
Peter Dalrymple	77	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2020, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2020.

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

Audit Committee

We maintain a separately-designated standing audit committee.  The Audit Committee currently consists of Peter Dalrymple and Jerry Bratton.  Although the Charter of the Audit Committee provides for a majority of the Audit Committee to be independent, presently only Mr. Bratton is independent.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2020 and 2019 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2020	$-	-	-	-	-	-	-	-
CEO and President	2019	27,692	-	-	-	-	-	-	27,692

John Bergeron	2020	97,789	-	-	-	-	-	-	97,789
CFO	2019	110,000	-	-	-	-	-	-	110,000

Employment Agreements

We do not have any employment agreements with any of our executive officers as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year End

At December 31, 2020, there were 20,000 fully vested stock options outstanding, with a weighted average exercise price of $0.40 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 26, 2021, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.  We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 20,240,882 shares of common stock outstanding at March 26, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 26, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
William F. Donovan, M.D. (1)	3,872,427	(2)	19.13%
John Bergeron (1)	160,000	(3)	0.79%
Jerry Bratton (1)	1,556,100	(4)	7.69%
Peter L. Dalrymple (1)	2,987,276	(5)	14.76%
All directors and named executive officers as a group (4 persons)	8,575,803		42.37%

(1)	The named individual is one of our executive officers or directors. His address is c/o Spine Injury Solutions, Inc., 5151 Mitchelldale, Suite A2, Houston, Texas 77092

(2)

Includes 557,486 shares of common stock held indirectly through NorthShore Orthopedics, Assoc. (of which Dr. Donovan is the sole shareholder and has voting and investment authority) and 3,314,941 shares held directly by Dr. Donovan.

(3)	Includes 160,000 shares of common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2020:

Plan Category	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	-		-	-
Equity compensation plans not approved by security holders	20,000	(1)	0.40	-
Total	20,000		0.40	-

(1)	Consists of common shares to be issued upon exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 3, 2014, we entered into a $2,000,000 revolving line of credit agreement with Wells Fargo Bank, N.A. Outstanding principal on the line of credit bore interest at the thirty-day London Interbank Offered Rate (“LIBOR”) plus 2%. The line of credit agreement was amended at various dates until a final amendment on September 30, 2019 converted the line of credit into a one-year term loan precluding any additional draws but retaining all other terms. The line of credit and term loan were guaranteed by Peter L. Dalrymple, a member of our board of directors, and was secured by a first lien interest in certain of his assets.

On the August 31, 2020 maturity date of the term loan with Wells Fargo Bank, N.A., Mr. Dalrymple paid off in full the entire $610,000 remaining principal balance.

Upon Peter L. Dalrymple paying off the principal balance of the Wells Fargo term loan on our behalf on August 31, 2020, we issued Mr. Dalrymple a $610,000 one-year secured promissory note. The secured promissory note bears interest of 6% per year with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is collateralized by all our accounts receivable and a pledge of the stock of our wholly owned subsidiary, Quad Video Halo, Inc. The secured promissory note balance was $490,000 at December 31, 2020.

During the year ended December 31, 2020, the Company recorded $11,058 in interest expense on the Dalrymple note, representing all interest due through that date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees(1)	$53,000	$54,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$53,000	$54,000

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2020 and 2019, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021

3.9	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020) *

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020) *

21.1	Subsidiaries

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

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2021.

Spine Injury Solutions, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 26, 2021
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 26, 2021
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 26, 2021
Jerry Bratton	Director

/s/ Peter Dalrymple		March 26, 2021
Peter Dalrymple	Director