Form 10-Q
period 2021-03-31
Spine Injury Solutions, Inc
filed 2021-05-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

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

As of May 14, 2021, there were 20,240,882 shares of the registrant’s common stock outstanding.

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$54,248	$41,655
Accounts receivable, net	119,299	232,244

Total current assets	173,547	273,899

Accounts receivable, net of allowance for doubtful accounts of $559,007 and $585,257 at March 31, 2021 and December 31,2020, respectively	-	-
Property and equipment, net	7,354	10,959

Total assets	$180,901	$284,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Note payable to shareholder	470,000	490,000
Accounts payable and accrued liabilities	25,874	43,288

Total current liabilities	495,874	533,288

Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 250,000,000 shares authorized, 20,240,882 shares issued and outstanding at March 31, 2021 and December 31, 2020	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(20,204,725)	(20,138,182)

Total stockholders’ deficit	(314,973)	(248,430)

Total liabilities and stockholders’ deficit	$180,901	$284,858

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020

Net service revenues	$4,818	$29,948
Lease revenues	26,073	25,873
Total revenue	30,891	55,821

Cost of providing services	-	-

Gross profit	30,891	55,821

Operating, general and administrative expenses	90,671	84,448

Loss from operations	(59,780)	(28,627)

Other income and (expense):
Other income	2	192
Interest expense	(6,765)	(8,142)

Total other income and (expense)	(6,763)	(7,950)

Net loss	$(66,543)	$(36,577)

Net loss per common share:
Basic/ diluted	$(0.00)	$(0.00)

Weighted average shares used in loss per common share:
Basic/ diluted	20,240,882	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(66,543)	$(36,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	3,605	4,961
Changes in operating assets and liabilities:
Accounts receivable, net	112,945	235,480
Prepaid expenses and other assets	-	8,306
Accounts payable and accrued liabilities	(17,414)	(6,541)

Net cash provided by operating activities	32,593	205,629

Cash flows from financing activities:
Repayments of term loan	-	(205,000)
Repayments of note payable to shareholder	(20,000)	-

Net cash used in financing activities	(20,000)	(205,000)

Net increase in cash and cash equivalents	12,593	629
Cash and cash equivalents at beginning of period	41,655	110,587

Cash and cash equivalents at end of period	$54,248	$111,216

Supplementary disclosure of cash flow information:
Interest paid	$6,765	$8,142
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2020	20,240,882	$20,241	$19,869,511	$(20,138,182)	$(248,430)

Net loss	-	-	-	(66,543)	(66,543)

Balances, March 31, 2021 (Unaudited)	20,240,882	$20,241	$19,869,511	$(20,204,725)	$(314,973)

Balances, December 31, 2019	20,240,882	$20,241	$19,869,511	$(19,480,788)	$48,964

Net loss	-	-	-	(36,577)	(36,577)

Balances, March 31, 2020 (Unaudited)	20,240,882	$20,241	$19,869,511	$(19,877,365)	$12,387

No dividends were paid for the three months ended March 31, 2021 and 2020.

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

We are a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents.  We deliver turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents.  Our goal is to become a leader in providing technology and monetizing services to spine and orthopedic surgeons and other healthcare providers to facilitate proper treatment of their injured clients.  By monetizing the providers accounts receivable, which includes diagnostic testing and non-invasive surgical care, patients are not unnecessarily delayed or prevented from obtaining needed treatment.  By facilitating early treatment through affiliated doctors, we believe that health conditions can be prevented from escalating and injured victims can be quickly placed on the road to recovery.  Through our affiliate system, we facilitate spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assist the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient is billed for the procedures performed by the affiliated doctor, we take control of the patients’ unpaid bill and oversee collection. In most instances, the patient is a plaintiff in an accident case, where the patient is represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case pays the patient’s bill upon settlement or final judgment of the accident case. The payment to us is made through the attorney of the patient. In most cases, we must agree to the settlement price and the patient must sign off on the settlement. Once we are paid, the patient’s attorney can receive payment for his or her legal fee. During the fourth quarter of 2018, the decision was made to discontinue funding future medical procedures due to our cash position, and we have not funded any procedures in 2021 and 2020 and will not do so unless we can access additional capital. However, we continue to actively pursue the collection of previously funded procedures.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $5,200,027 to $20,204,725 as of March 31, 2021. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to increase revenue from services and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders. Any expectation of future profitability is dependent upon our ability to expand and develop our business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to Wells Fargo Bank, N.A. and a current director and shareholder (see Note 5—Note Payable). We were not involved in any procedures in 2021 and 2020 and will not do so unless we can access additional capital. The previous service revenue we have earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended March 31, 2021, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Service and Product Sale Revenue Recognition

Historically, our net revenues included service revenues that arose from the delivery of medical diagnostic services provided to patients by medical professionals at spine injury diagnostic centers, only after the patients completed and signed required medical and financial paperwork. Service revenues were recorded as net patient service revenues based on variable consideration elements further described below and in Note 4. While we did collect 100% of the accounts on certain patients, our historical collection rate was used to estimate the variable consideration expected and is reflected in the carrying balance of accounts receivable and service revenue recorded. A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of Current Procedural Terminology code rates (“CPT” codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association). Patients were billed at the normal billing amount, based on national averages, for a particular CPT code procedure during the year ended December 31, 2018 and prior years. We recorded no revenue related to medical diagnostic services provided during the three months ended March 31, 2021 and 2020, and revenue presented represents adjustments of variable consideration received for procedures performed in years prior to 2019.

Service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

Lease Revenue

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease.  Rental billings for periods extending beyond period-end are recorded as deferred income and are recognized in the period earned.   For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. As of March 31, 2021, the Company’s leases consisted solely of operating leases. As stated previously, we are uncertain on the effects of the COVID-19 pandemic on our lease revenue going forward.

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

Long-Lived Assets

We periodically review and evaluate long-lived assets such as intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. At March 31, 2021, no impairment of long-lived assets was determined to have occurred.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $559,007 and $585,257, at March 31, 2021 and December 31, 2020, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the three months ended March 31, 2021 and 2020, we did not recognize compensation expense for issuances of our common stock in exchange for services.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties, if any, are recognized as income tax expense and tax credits as a reduction in income tax expense. For the three months ended March 31, 2021 and 2020, we recognized no estimated interest or penalties as income tax expense.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2021 and 2020, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the consolidated statements of operations, because all such securities were anti-dilutive.  The loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is effective immediately but is only available through December 31, 2022. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the three months ended March 31, 2021.

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

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of March 31, 2021 and December 31, 2020, we determined an allowance for uncollectable accounts of $559,007 and $585,257, respectively, was needed for those customer accounts whose collections appear doubtful.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  NOTE PAYABLE

On August 31, 2020, Peter L. Dalrymple, a member of our board of directors, paid-off in full the outstanding balance of a term loan we had with Wells Fargo Bank, N.A. As consideration for Mr. Dalrymple paying off the term loan on our behalf, we issued Mr. Dalrymple a $610,000 one-year secured promissory note. The secured promissory note bears interest of 6% per year with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is collateralized by all our accounts receivable and a pledge of the stock of our wholly owned subsidiary, Quad Video Halo, Inc. The secured promissory note balance was $470,000 and $490,000 at March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021, the Company recorded $6,765 in interest expense on the Dalrymple note, representing all interest due through that date.

NOTE 6. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock is 250,000,000 shares, $0.001 par value per share. As of March 31, 2021, there were 20,240,882 common shares issued and outstanding. We did not issue any shares of common stock for the quarter ended March 31, 2021.

On January 19, 2021, our stockholders approved the filing of an amendment to our certificate of incorporation authorizing 10,000,000 shares of preferred stock with a par value of $0.001 per share. Such amendment was filed on January 20, 2021. We did not issue any shares of preferred stock for the quarter ended March 31, 2021.

NOTE 7.  INCOME TAXES

We have not made a provision for income taxes for the three months ended March 31, 2021 or 2020, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

All of the Company’s outstanding lease contracts as of March 31, 2021, are scheduled to mature in 2021 with expected operating lease payments to be received totaling approximately $40,000.

Included in property and equipment, net, as of March 31, 2021 and December 31, 2020 is equipment available for rent in the amount of $7,354 and $10,959, respectively.

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

Shareholder Meeting

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

A certificate of amendment was filed with the Secretary of State of Delaware on January 20, 2021 to effect the increase in the number of shares of common and preferred stock. The board of directors has not yet effected a reverse stock split as of the date of this quarterly report, and has no present plans to do so.

During the fourth quarter of 2018, the decision was made to discontinue involvement in future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to a current director and shareholder. We did not perform any procedures in 2021 thus far or 2020 and will not do so unless we can access additional capital. The service revenue we have earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations.

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

Comparison of the three-month period ended March 31, 2021 with the three month-period ended March 31, 2020.

The revenue for the three months ended March 31, 2021 consisted of $4,818 related to excess collections for previously funded procedures coupled with $26,073 in lease revenues. The revenue for the three months ended March 31, 2020 consisted of $29,948 related to excess collections for previously funded procedures coupled with $25,873 in lease revenues. For the three months ended March 31, 2021 and 2020, we were not involved in any new procedures with spine injury diagnostic centers.

During the three months ended March 31, 2021, we incurred $90,671 of operating, general and administrative expenses compared to $84,448 for the same period in 2020.  Operating, general and administrative expenses were higher for the 2021 quarter compared to 2020 primarily because of a decrease of $36,000 in recoveries on accounts previously written off which are treated as a credit to operating expenses, partially offset by decreases in payroll ($16,000), consulting fees ($13,000) and insurance expense ($6,000).

As a result of the foregoing, we had net loss of $66,543 for the three months ended March 31, 2021, compared to a net loss of $36,577 for the three months ended March 31, 2020.

Liquidity and Capital Resources

For the three months ended March 31, 2021, cash provided in operations was $32,593 which primarily included collections of accounts receivable of $112,945, partially offset by the net loss of $66,543. For the three months ended March 31, 2020, cash provided in operations was $205,629 which primarily included collections of accounts receivable of $235,480, decreases in prepaid expenses of $8,306, and accounts payable of $6,541, along with non-cash depreciation expenses totaling $4,961.

Cash used in financing activities consisted of repayments on our note payable to shareholder of $20,000 during the three months ended March 31, 2021 and repayments on our term note of $205,000 during the three months ended March 31, 2020.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $5,200,027 to $20,204,725 as of March 31, 2021. During the three months ended March 31, 2021, we realized net revenue of $30,891 and net loss of $66,543. Successful business operations and our ability to generate cash flows from operations, sufficient to meet our debt obligations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan through March 31, 2022. There can be no assurances that there will be adequate financing available to us.

Additionally, during the fourth quarter of 2018, the decision was made to discontinue involvement with future medical procedures due to our cash position, which also hampers our ability to pay back our current shareholder (see Note 5—Note payable). We were not involved with any procedures in 2021 or 2020 and will not do so unless we can access additional capital. The service revenue we have earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A, “Risk Factors” in our 2019 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2020 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

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

COVID-19 has had, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The impact of COVID-19 may also exacerbate other risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference from Form 10-K filed with the SEC on March 26, 2021.) *

3.9	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020) *

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020) *

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

Spine Injury Solutions, Inc.

Date: May 14, 2021	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)