Form 10-Q
period 2021-06-30
Spine Injury Solutions, Inc
filed 2021-07-30
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021.

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

As of July 30, 2021 there were 20,240,882 shares of the registrant’s common stock outstanding.

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, effects of the COVID 19 virus pandemic, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2021	2020
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$15,934	$41,655
Accounts receivable, net	48,887	232,244
Prepaid assets	7,500	-

Total current assets	72,321	273,899

Accounts receivable, net of allowance for doubtful accounts of $559,007 and $585,257 at June 30, 2021 and December 31,2020, respectively	-	-
Property and equipment, net	3,749	10,959

Total assets	$76,070	$284,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Note payable to stockholder	$450,000	$490,000
Accounts payable and accrued liabilities	18,863	43,288

Total current liabilities	468,863	533,288

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $0.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock: $0.001 par value, 250,000,000 shares authorized, 20,240,882 shares issued and outstanding at June 30, 2021 and December 31, 2020	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(20,282,545)	(20,138,182)

Total stockholders’ deficit	(392,793)	(248,430)

Total liabilities and stockholders’(deficit	$76,070	$284,858

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Net service revenues	$3,087	$35,500	$7,905	$65,448
Lease revenues	26,073	17,922	52,146	43,795
Total revenues	29,160	53,422	60,051	109,243

Cost of providing services	-	-	-	-

Gross profit	29,160	53,422	60,051	109,243

Operating, general and administrative expenses	100,103	179,284	190,774	263,732

Loss from operations	(70,943)	(125,862)	(130,723)	(154,489)

Other income and (expense):
Other income	48	260	50	452
Interest expense	(6,925)	(4,667)	(13,690)	(12,809)

Total other income and (expense)	(6,877)	(4,407)	(13,640)	(12,357)

Net loss	$(77,820)	(130,269)	$(144,363)	$(166,846)

Net loss per common share:
Basic/ diluted	$(0.00)	(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic/ diluted	20,240,882	20,240,882	20,240,882	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(144,363)	$(166,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts, net of recoveries	-	26,398
Depreciation expense	7,210	7,210
Changes in operating assets and liabilities:
Accounts receivable, net	183,357	485,055
Prepaid expenses and other assets	(7,500)	10,308
Accounts payable and accrued liabilities	(24,425)	(32,298)

Net cash provided by operating activities	14,279	329,827

Cash flows from financing activities:
Repayment of note payable to stockholder	(40,000)	-
Proceeds of Paycheck Protection Program loan	-	64,097
Payments of note payable	-	(415,000)

Net cash used in financing activities	(40,000)	(350,903)

Net decrease in cash and cash equivalents	(25,721)	(21,076)
Cash and cash equivalents at beginning of period	41,655	110,587

Cash and cash equivalents at end of period	$15,934	$89,511

Supplementary disclosure of cash flow information:
Interest paid	$13,690	$12,809

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2021 and 2020

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	20,240,882	$20,241	$19,869,511	$(20,138,182)	$(248,430)

Net loss	-	-	-	(66,543)	(66,543)

Balances, March 31, 2021 (Unaudited)	20,240,882	20,241	19,869,511	(20,204,725)	(314,973)

Net loss	-	-	-	(77,820)	(77,820)

Balances, June 30, 2021 (Unaudited)	20,240,882	$20,241	$19,869,511	$(20,282,545)	$(392,793)

Balances, December 31, 2019	20,240,882	$20,241	$19,869,511	$(19,480,788)	$48,964

Net loss	-	-	-	(36,577)	(36,577)

Balances, March 31, 2020 (Unaudited)	20,240,882	20,241	19,869,511	(19,877,365)	12,387

Net loss	-	-	-	(130,269)	(130,269)

Balances, June 30, 2020 (Unaudited)	20,240,882	$20,241	$19,869,511	$(20,007,634)	$(117,882)

No dividends were paid for the six months ended June 30, 2021 and 2020.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $5,277,847 to $20,282,545 as of June 30, 2021. Presently, we are trying to limit operating expenses to the greatest extent possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are also actively seeking a private company with which to enter into a strategic business transaction, including a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to increase revenue from services and obtain additional capital from borrowing and sales of our equity securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders.  Any expectation of future profitability is dependent upon our ability to expand and develop our business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our limited cash position, which hampers our ability to pay back existing debt to a current director and stockholder (see Note 5—Term Loan). We were not involved in any procedures in 2021 and 2020, and will not resume procedures unless we can access additional capital. The  service revenue we previously earned has resulted in longer settlement times and a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations, and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2021, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Service and Product Sale Revenue Recognition

Historically, our net revenues included service revenues that arose from the delivery of medical diagnostic services provided to patients by medical professionals at spine injury diagnostic centers, only after the patients completed and signed required medical and financial paperwork. Service revenues were recorded as net patient service revenues based on variable consideration elements further described below and in Note 4. While we did collect 100% of the accounts on certain patients, our historical collection rate was used to estimate the variable consideration expected and is reflected in the carrying balance of accounts receivable and service revenue recorded. A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of Current Procedural Terminology code rates (“CPT” codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association). Patients were billed at the normal billing amount, based on national averages, for a particular CPT code procedure during the year ended December 31, 2018 and prior years. We recorded no revenue related to medical diagnostic services provided during the three or six months ended June 30, 2021 and 2020, and revenue presented represents adjustments of variable consideration received for procedures performed in years prior to 2019.

Service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

Lease Revenue

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease.  Rental billings for periods extending beyond period-end are recorded as deferred income and are recognized in the period earned.   For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. As of June 30, 2021, the Company’s leases consisted solely of operating leases. As stated previously, we are uncertain on the effects of the COVID-19 pandemic on our lease revenue going forward.

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

Long-Lived Assets

We periodically review and evaluate long-lived assets, including intangible assets, when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows. As of and for the six and three months ended June 30, 2021, no impairment of long-lived assets was determined to have occurred.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  Additionally, we have established an allowance for doubtful accounts in the amount of $559,007 and $585,257, at June 30, 2021 and December 31, 2020, respectively.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.  During the three and six months ended June 30, 2021 and 2020, we did not issue any of our common stock in exchange for services.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties, if any, are recognized as income tax expense and tax credits as a reduction in income tax expense. For the three and six months ended June 30, 2021 and 2020, we recognized no estimated interest or penalties as income tax expense.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and six months ended June 30, 2021 and 2020, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the condensed consolidated statements of operations, because all such securities were anti-dilutive.  The loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU No. 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU No. 2016-13 was initially effective for annual periods beginning after December 15, 2020, with early application permitted in annual periods beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10 which amended the effective date for small reporting companies to fiscal years beginning after December 15, 2022. The amendments of ASU No. 2016-13 should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Management is currently evaluating the future impact of ASU No. 2016-13 on the Company’s consolidated financial position, results of operations and disclosures.

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

Revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes less account discounts that are expected to result when individual cases are ultimately settled.  While we do collect 100% of the accounts on some patients, our historical collection rate is used to calculate the carrying balance of the accounts receivable and the estimated revenue to be recorded.  A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of CPT code billings (“gross revenue”) during the six months ended June 30, 2021.

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

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of June 30, 2021 and December 31, 2020, we determined an allowance for uncollectable accounts of $559,007 and $585,257, respectively, was needed for those customer accounts whose collections appear doubtful.

NOTE 5.  TERM LOAN

On August 31, 2020, Peter L. Dalrymple, a member of our board of directors, paid-off in full the outstanding balance of a term loan we had with Wells Fargo Bank, N.A. As consideration for Mr. Dalrymple paying off the term loan on our behalf, we issued Mr. Dalrymple a $610,000 one-year secured promissory note. The secured promissory note bears interest of 6% per year with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is collateralized by all of our accounts receivable and a pledge of the stock of our wholly owned subsidiary, Quad Video Halo, Inc. The secured promissory note balance was $450,000 and $490,000 at June 30, 2021 and December 31, 2020, respectively.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2021, the Company recorded $6,925 and $13,690, respectively, in interest expense on the Dalrymple note, representing all interest due through that date.

NOTE 6. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock is 250,000,000 shares, $0.001 par value per share. As of June 30, 2021, there were 20,240,882 common shares issued and outstanding. We did not issue any shares of common stock for the three and six months ended June 30, 2021.

On January 19, 2021, our stockholders approved the filing of an amendment to our certificate of incorporation to increase our authorized common stock from 50,000,000 to 250,000,000 shares, and to authorize 10,000,000 shares of preferred stock, par value of $0.001 per share. Such amendment was filed on January 20, 2021. Such amendment was filed on January 20, 2021. We did not issue any shares of common stock or preferred stock for the three and six months ended June 30, 2021.

NOTE 7.  INCOME TAXES

We have not made a provision for income taxes for the three and six months ended June 30, 2021 or 2020, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

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

All of the Company’s outstanding lease contracts as of June 30, 2021, are scheduled to mature during the remainder of 2021 with expected operating lease payments to be received totaling approximately $16,000.

Included in property and equipment, net, as of June 30, 2021 and December 31, 2020 is equipment available for rent in the amount of $3,749 and $10,959, respectively.

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

Management Overview

During the fourth quarter of 2018, the decision was made to discontinue involvement in future medical procedures due to our limited cash position, which also hampers our ability to pay back existing debt to a current director and stockholder. We did not perform any procedures in 2021 thus far or in 2020 and will not resume procedures unless we can access additional capital. The service revenue we previously earned has resulted in longer settlement times and a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations.

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

Results of Operations

The unaudited financial statements for the six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2021 and the results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 is not necessarily indicative of the results to be expected for any subsequent quarter or of the entire year ending December 31, 2021.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2020 as included in our previously filed report on Form 10-K.

Comparison of the three-month period ended June 30, 2021 with the three month-period ended June 30, 2020.

The revenue for the three months ended June 30, 2021 of $29,160 consisted of $26,073 of QVH leasing revenue, and $3,087 related to excess collections for previously funded procedures. The revenue for the three months ended June 30, 2020 of $53,422 consisted of $17,922 of QVH leasing revenue, and $35,500 related to excess collections for previously funded procedures

During the three months ended June 30, 2021, we incurred $100,103 of operating, general and administrative expenses compared to $179,284 for the same period in 2020.  Operating, general and administrative expenses were lower for the 2021 quarter compared to 2020 primarily because of decreases of $66,887 in bad debt expense coupled with a decrease of $18,124 in payroll expenses. As a result of the foregoing, we had net loss of $77,820 for the three months ended June 30, 2021, compared to a net loss of $130,269 for the three months ended June 30, 2020.

Comparison of the six-month period ended June 30, 2021 with the six month period ended June 30, 2020.

The revenue for the six months ended June 30, 2021 of $60,051 consisted of $52,146 of QVH leasing revenue, and $7,905 related to excess collections for previously funded procedures.  Revenue for the six months ended June 30, 2020 of $109,243 consisted of $43,795 of QVH leasing revenue, and $65,448 related to excess collections for previously funded procedures

During the six months ended June 30, 2021, we incurred $190,774 of operating, general and administrative expenses compared to $263,732 for the same period in 2020. The decrease is attributable to decreases in payroll expenses of approximately $50,000, consulting expense of $8,000, legal fees of $10,000, bad debt expense net of recoveries of $13,000, computer expenses of $10,000, rent expenses of $4,000 coupled with increase of other expense of approximately $20,000.

As a result of the foregoing, we had a net loss of $144,363 for the six months ended June 30, 2021, compared to a net loss of $166,846 for the six months ended June 30, 2020.

Liquidity and Capital Resources

For the six months ended June 30, 2020, cash provided in operations was $14,729 which primarily included decreases in accounts receivable of $183,357, increases in prepaid expenses of $7,500, and decreases in accounts payable and accrued liabilities of $24,425, along with non-cash operating expenses totaling $7,210.  For the six months ended June 30, 2020, cash provided in operations was $329,827 which primarily included decreases in accounts receivable of $485,055, decreases in prepaid expenses of $10,308, and decreases in accounts payable and accrued liabilities of $32,298, along with non-cash operating expenses totaling $33,608.

Cash used in financing activities in 2021 consisted of $40,000 paid on a note to a stockholder. Cash used in financing activities for the six months ended June 30, 2020 consisted of repayments on our term loan in the amount of $415,000 coupled with the proceeds of $64,097 related to our Paycheck Protection Program (PPP) loan.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $5,277,847 to $20,282,545 as of June 30, 2021. During the six months ended June 30, 2021, we realized net revenue of $60,051 and incurred a net loss of $144,363. Successful business operations and our ability to generate cash flows from operations, sufficient to meet our debt obligations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan for a period of one year from the filing of this report. There can be no assurances that there will be adequate financing available to us.

During the fourth quarter of 2018, the decision was made to discontinue involvement in future medical procedures due to our limited cash position, which also hampers our ability to pay back existing debt to a stockholder and director (see Note 5—Term Loan). We were not involved in any procedures in 2021 or 2020 and will not resume procedures unless we can access additional capital. The service revenue we previously earned has resulted in longer settlement times and a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II   OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A, “Risk Factors” in our 2020 Annual Report on Form 10-K.  We believe the risk factors presented in this filing and those presented on our 2020 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

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

COVID-19 has had, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The impact of COVID-19 may also exacerbate other risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spine Injury Solutions, Inc.

Date: July 30, 2021	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2021	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)