Form 10-Q
period 2021-09-30
Spine Injury Solutions, Inc
filed 2021-11-12
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021.

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

As of November 12, 2021, there were 20,240,882 shares of the registrant’s common stock outstanding.

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with entering into merger transaction with a private company, service demands and acceptance, our ability to expand, changes in healthcare practices, effects of the COVID 19 virus pandemic, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Spine Injury Solutions, Inc. and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
ASSETS	(Unaudited)

Current assets:
Cash	$17,598	$41,655
Accounts receivable, net	51,938	232,244

Total current assets	69,536	273,899

Accounts receivable, net of allowance for doubtful accounts of $496,289 and $585,257 at September 30, 2021 and December 31, 2020, respectively	-	-
Property and equipment, net	-	10,959

Total assets	$69,536	$284,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Note payable to shareholder	430,000	490,000
Accounts payable and accrued liabilities	7,251	43,288

Total current liabilities	437,251	533,288

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value, 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock: $0.001 par value, 250,000,000 shares authorized, 20,240,882 shares issued and outstanding at both September 30, 2021 and December 31, 2020	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(20,257,467)	(20,138,182)

Total stockholders’ deficit	(367,715)	(248,430)

Total liabilities and stockholders’ deficit	$69,536	$284,858

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

Net service revenues	$60,564	$21,566	$68,469	$87,015
Lease revenues	26,073	25,573	78,219	69,368

Total revenue	86,637	47,139	146,688	156,383

Cost of providing services	-	-	-	-

Gross profit	86,637	47,139	146,688	156,383

Operating, general and administrative expenses	89,679	121,908	280,453	385,642

Loss from operations	(3,042)	(74,769)	(133,765)	(229,259)

Other income and (expense):
Other income	35,000	-	35,050	453
Interest expense	(6,880)	(5,624)	(20,570)	(18,433)

Total other income and (expense)	28,120	(5,624)	14,480	(17,980)

Net income (loss)	$25,078	$(80,393)	$(119,285)	$(247,239)

Net loss per common share:
Basic/ diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic/ diluted	20,240,882	20,240,882	20,240,882	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(119,285)	$(247,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts, net of recoveries	-	12,323
Depreciation expense	10,959	10,815
Changes in operating assets and liabilities:
Accounts receivable	180,306	650,514
Prepaid expenses and other assets	-	12,314
Accounts payable and accrued liabilities	(36,037)	(32,096)

Net cash provided by operating activities	35,943	406,631

Cash flows from financing activities:
Proceeds of Paycheck Protection Program loan	-	64,097
Payments of note payable to a bank	-	(460,000)
Payments of note payable to shareholder	(60,000)	(65,000)

Net cash used in financing activities	(60,000)	(460,903)

Net decrease in cash and cash equivalents	(24,057)	(54,272)
Cash and cash equivalents at beginning of period	41,655	110,587

Cash and cash equivalents at end of period	$17,598	$56,315

Supplementary disclosure of cash flow information:
Interest paid	$20,569	$18,433

Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of note payable to a bank for note payable to shareholder	$-	$610,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

For the nine months ended September 30, 2021 and 2020

	Common Stock		Additional	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	20,240,882	$20,241	$19,869,511	$(20,138,182)	$(248,430)

Net loss	-	-	-	(66,543)	(66,543)

Balances, March 31, 2021 (Unaudited)	20,240,882	20,241	19,869,511	(20,204,725)	(314,973)

Net loss	-	-	-	(77,820)	(77,820)

Balances, June 30, 2021 (Unaudited)	20,240,882	20,241	19,869,511	(20,282,545)	(392,793)

Net income	-	-	-	25,078	25,078

Balances, September 30, 2021 (Unaudited)	20,240,882	$20,241	$19,869,511	$(20,257,467)	$(367,715)

Balances, December 31, 2019	20,240,882	$20,241	$19,869,511	$(19,840,788)	$48,964

Net loss	-	-	-	(36,577)	(36,577)

Balances, March 31, 2020 (Unaudited)	20,240,882	20,241	19,869,511	(19,877,365)	12,387

Net loss	-	-	-	(130,269)	(130,269)

Balances, June 30, 2020 (Unaudited)	20,240,882	20,241	19,869,511	(20,007,634)	(117,882)

Net loss	-	-	-	(80,393)	(80,393)

Balances, September 30, 2020 (Unaudited)	20,240,882	$20,241	$19,869,511	$(20,088,027)	$(198,275)

No dividends were paid for the nine months ended September 30, 2021 and 2020.

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

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, and we were not involved in any procedures in 2021 and 2020 and will not do so unless we can access additional capital. However, we continue to actively pursue the collection of previously funded procedures. Without additional funding, there is no guarantee that we can continue as a going concern.

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

NOTE 2.  GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009.  Since that time, our accumulated deficit has increased $5,252,769 to $20,257,467 as of September 30, 2021. Presently, we are trying to limit operating expenses to the greatest extent possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are also actively seeking a private company with which to enter into a strategic business transaction, including a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to increase revenue from services and obtain additional capital from borrowing and sales of our securities, as needed, to fund our operations. There is no assurance that a merger will be initiated or completed or that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders. Any expectation of future profitability is dependent upon our ability to expand and develop our business, of which there can be no assurances.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, which hampered our ability to pay back existing debt to a current director and stockholder (see Note 5—Term Loan). We were not involved in any procedures in 2021 or 2020, and will not resume procedures unless we can access additional capital. The service revenue we previously earned has resulted in longer settlement times and a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations, and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. As an alternative, we are also exploring possible strategic business transactions with third party companies.

We are actively pursuing a merger with a private company where they become the controlling company. We find this to be the best course of action for our stockholders. In July 2021, a private company signed a letter of intent to acquire us. In connection with the agreement, it paid $66,500 as a deposit to be applied to the total purchase price upon closing. Prior to the expiration date provided in the letter of intent, the agreement was terminated in September 2021. Upon termination of the agreement, $35,000 of the down payment was released to us and recognized as other income in the accompanying condensed consolidated statements of operations. The remaining $31,500 was held in trust at September 30, 2021 and was released to us in the fourth quarter of 2021.

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

NOTE 3.  CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2021, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s accounting for revenues is governed by two accounting standards. The Company’s service and product sale revenue are accounted for under ASC 606, Revenue from Contracts with Customers. Additionally, the Company’s QVH rental revenues are accounted for under ASC 842, Leases.

Service and Product Sale Revenue Recognition

Historically, our net revenues included service revenues that arose from the delivery of medical diagnostic services provided to the patient by medical professionals at the spine injury diagnostic centers, only after the patient completed and signed required medical and financial paperwork. Service revenues were recorded as net patient service revenues based on variable consideration elements further described below and in Note 4. While we do collect 100% of the accounts on certain patients, our historical collection rate was used to estimate the variable consideration expected and is reflected in the carrying balance of the accounts receivable and service revenue recorded.   A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of Current Procedural Terminology code rates (“CPT” codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association). Patients were billed at the normal billing amount, based on national averages, for a particular CPT code procedure during the year ended December 31, 2018 and prior years. We recorded no revenue related to medical diagnostic services provided during the three or nine months ended September 30, 2021 and 2020, and revenue presented represents adjustments of variable consideration received for procedures performed in years prior to 2019.

Service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

Lease Revenue

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease.  Rental billings for periods extending beyond period-end are recorded as deferred income and are recognized in the period earned.   For the QVH Leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer.  These revenues are recognized on a straight-line basis over the term of the lease. As of September 30, 2021, the Company’s leases consisted solely of operating leases. As stated previously, we are uncertain on the effects of the COVID-19 pandemic on our lease revenue going forward.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of accounts receivable. Our accounts receivable are from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided.  We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services.  In the third quarter, we reassessed variable consideration based on recent collection trends resulting in $50,000 of additional revenue. Additionally, we have established an allowance for doubtful accounts in the amount of $496,289 and $585,257, at September 30, 2021 and December 31, 2020, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties, if any, are recognized as income tax expense and tax credits as a reduction in income tax expense. For the three and nine months ended September 30, 2021 and 2020, we recognized no estimated interest or penalties as income tax expense.

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

Net Income (Loss) per Share

Net income (loss) per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and nine months ended September 30, 2021 and 2020, common stock equivalents from outstanding stock options, warrants and convertible debt have been excluded from the calculation of the diluted earnings (loss) per share in the consolidated statements of operations, because all such securities were anti-dilutive.  The income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the periods.

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

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured.  Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of September 30, 2021 and December 31, 2020, we determined an allowance for uncollectable accounts of $496,289 and $585,257, respectively, was needed for those customer accounts whose collections appear doubtful.

NOTE 5.  TERM LOAN

On August 31, 2020, Peter L. Dalrymple, a member of our board of directors, paid-off in full the outstanding balance of a term loan we had with Wells Fargo Bank, N.A. As consideration for Mr. Dalrymple paying off the term loan on our behalf, we issued Mr. Dalrymple a $610,000 one-year secured promissory note. The secured promissory note bears interest of 6% per year with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is collateralized by all of our accounts receivable and a pledge of the stock of our wholly owned subsidiary, Quad Video Halo, Inc. The secured promissory note balance was $430,000 and $490,000 at September 30, 2021 and December 31, 2020, respectively. In October 2021, the Company and Mr. Dalrymple amended the promissory note to extend the maturity date to June 30, 2022.

On October 28, 2021, the Company and Mr. Dalrymple entered into a letter agreement whereby the Company transferred certain accounts receivable having a gross balance of $84,865 to an entity owned by Mr. Dalrymple as consideration for a $33,946 reduction in the balance of the promissory note.

During the three and nine months ended September 30, 2021, the Company recorded interest expense of $6,880 and $20,569, respectively, on the Peter Dalrymple note. During the three and nine months ended September 30, 2020, the Company recorded $2,281 and $15,090, respectively, on the Wells Fargo term loan and $3,343 on the Peter Dalrymple note for the period from note inception, August 31, 2020, through September 30, 2020.

SPINE INJURY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock is 250,000,000 shares, $0.001 par value per share. As of September 30, 2021, there were 20,240,882 common shares issued and outstanding. We did not issue any shares of common stock for the three and nine months ended September 30, 2021.

On January 19, 2021, our stockholders approved the filing of an amendment to our certificate of incorporation authorizing 10,000,000 shares of preferred stock with a par value of $0.001 per share. Such amendment was filed on January 20, 2021. We did not issue any shares of preferred stock for the three and nine months ended September 30, 2021.

NOTE 7.  INCOME TAXES

We have not made a provision for income taxes for the three and nine months ended September 30, 2021 or 2020, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

NOTE 8.  LEASE REVENUES

The Company’s QVH unit rentals are governed by agreements that detail the lease terms and conditions. The determination of whether these contracts with customers contain a lease generally does not require significant judgement. The Company accounts for these rentals as operating leases. These leases do not include material amounts of variable payments and the Company has made the accounting policy election to exclude all taxes assessed by a governmental authority. The Company provides an option of the lessee to purchase the rented equipment upon the termination of the lease for the as then fair market value; however, the Company has not generated material revenue from sales of equipment under such options. Initial lease terms vary in length based upon customer needs and generally range from 12 to 36 months. Customers have the option to keep equipment on rent beyond the initial lease term on a one-year successive term that auto renews unless canceled by the customer. All of the Company’s rental products have long useful lives relative to the typical rental term with the original investment typically recovered in approximately five years. The rental products are typically rented for a majority of the time owned and a significant portion of the original investment is recovered when sold from inventory. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.

All of the Company’s outstanding lease contracts as of September 30, 2021, are scheduled to mature during the remainder of 2021 with expected operating lease payments to be received totaling approximately $25,000.

The carrying value of equipment available for rent totaled $0 and $10,959 as of September 30, 2021 and December 31, 2020, respectively, and is included in property and equipment, net in the accompanying condensed consolidated balance sheets.

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

Management Overview

In July 2021, a private company signed a letter of intent to acquire us. In connection with the agreement, it paid $66,500 as a deposit to be applied to the total purchase price upon closing. Prior to the expiration date provided in the letter of intent, the agreement was terminated in September 2021. Upon termination of the agreement, $35,000 of the deposit was released to us and recognized as other income in the accompanying condensed consolidated statements of operations. The remaining $31,500 was held in trust at September 30, 2021 and was released to us in the fourth quarter of 2021.

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

Results of Operations

The unaudited financial statements for the nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2021 and the results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021 or any subsequent period.

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

Comparison of the three-month period ended September 30, 2021 with the three month-period ended September 30, 2020.

The revenue for the three months ended September 30, 2021 of $86,637 consisted of $26,073 of QVH leasing revenue, and $60,564 of service revenues consisting of excess collections on previously performed procedures totaling $10,564 and a revision to our estimated variable consideration totaling $50,000. The revenue for the three months ended September 30, 2020 of $47,139 consisted of $25,573 of QVH leasing revenue, and $21,566 related to excess collections for previously performed procedures. During the three months ended September 30, 2021, we incurred $89,679 of operating, general and administrative expenses compared to $121,908 for the same period in 2020. Operating, general and administrative expenses were lower for the 2021 quarter compared to 2020 primarily because of decreases in payroll expenses of $13,103, legal fees of $5,285, consulting fees of $17,112, and $6,007 of insurance expense and other miscellaneous expense of approximately $4,000.

Other income for the three months ended September 30, 2021 totaled $28,120 compared to other expense of $5,624 during the comparable prior year period. The change reflects the $35,000 received as a deposit from a private company seeking to acquire us, which was recognized as other income upon termination of the agreement.

As a result of the foregoing, we had net income of $25,078 for the three months ended September 30, 2021, compared to a net loss of $80,393 for the three months ended September 30, 2020.

Comparison of the nine-month period ended September 30, 2021 with the nine-month period ended September 30, 2020.

The revenue for the nine months ended September 30, 2021 of $146,689 consisted of $78,219 of QVH leasing revenue, and $68,470 of service revenues consisting of excess collections for previously performed procedures totaling $18,470 and a revision to our estimated variable consideration totaling $50,000.  For the same period in 2020, revenue was $156,383, consisting of $69,368 of QVH leasing and $87,015 related to excess collections for previously performed procedures.

During the nine months ended September 30, 2021, we incurred $230,453 of operating, general and administrative expenses compared to $385,642 for the same period in 2020. The decrease is attributable to decreases in payroll expenses of $48,320, consulting expense of $25,153, bad debt expense net of recoveries of $69,912, rent expenses of $7,000 coupled with an increase of legal fees of $8,790, an increase of $10,268 in computer expenses and other miscellaneous expense decreases of approximately $4,000.

As a result of the foregoing, we had a net loss of $119,284 for the nine months ended September 30, 2021, compared to a net loss of $247,239 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, cash provided in operations was $35,943 versus cash provided of $406,431 for the nine months ended September 30, 2020. The decrease in cash provided in operations is primarily attributable to timing of collections of accounts receivable for procedures performed prior to 2018. Collections of accounts receivable for the nine months ended September 30, 2021 and 2020 totaled $180,305 and $650,514, respectively.

Cash used in financing activities for the nine months ended September 30, 2021 consisted of repayments on our shareholder loan in the amount of $60,000. Cash used in financing activities for the nine months ended September 30, 2020 were payments on our note payable to a shareholder of $65,000, payments on our term loan of $460,000 and proceeds of $64,097 related to our Paycheck Protection Program (PPP) loan.

Going Concern Considerations

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit from operations of $15,004,698 as of December 31, 2009. Since that time, our accumulated deficit has increased $5,252,769 to $20,257,467 as of September 30, 2021. During the nine months ended September 30, 2021, we realized net revenue of $96,689 and incurred a net loss of $119,284. Successful business operations and our ability to generate cash flows from operations, sufficient to meet our debt obligations are dependent upon obtaining additional financing and achieving a level of collections adequate to support our cost structure. Considering the nature of our business, we are not generating immediate liquidity and sufficient working capital within a reasonable period of time to fund our planned operations and strategic business plan for a period of one year from the filing of this report. There can be no assurances that there will be adequate financing available to us.

During the fourth quarter of 2018, the decision was made to discontinue involvement in future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to our shareholder (see Note 5—Term Loan). We were not involved in any procedures in 2021 or 2020 and will not resume procedures unless we can access additional capital. The service revenue we have earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, despite our efforts to establish a market for the Quad Video Halo, such market has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.) *

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.) *

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005) *

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005) *

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.) *

3.8	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.) *

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020) *

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020) *

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021) *

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021) *

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

Spine Injury Solutions, Inc.

Date: November 12, 2021	By: /s/ William F. Donovan, M.D.
William F. Donovan, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By: /s/ John Bergeron
John Bergeron
Chief Financial Officer (Principal Financial Officer)