Form 10-K
period 2021-12-31
Spine Injury Solutions, Inc
filed 2022-03-16
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from                            to                          .

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

The aggregate market value of the registrant’s common stock outstanding held by non-affiliates (computed at a price of $0.42 per share, the price at which the registrant’s common stock was last sold as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter) was $4,899,333.

At March 16, 2022, there were 20,240,882 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

We are actively pursuing a merger or similar transaction with a private company where it becomes the controlling company. We find this to be the best course of action for our stockholders. Further, we have been in negotiations with a certain third-party candidate since December 2021. We are presently negotiating terms of a proposed share exchange agreement with the candidate, under which its shareholders would exchange their shares for shares of our stock. Although we do not presently have a binding agreement with this company or its shareholders, it is possible that a definitive agreement for the proposed transaction could be agreed to and consummated in the imminent future.  There is no assurance that such transaction will be completed, or if completed, that the terms will be favorable to us.

From 2009 to 2018, we operated as a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents. We delivered turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents. Through our affiliate system, we facilitated spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assisted the centers that provide the spine diagnostic injections and treatment and paid the doctors a fee for the medical procedures they performed. After a patient was billed for the procedures performed by the affiliated doctor, we took control of the patients’ unpaid bill and oversee collection. In most instances, the patient was a plaintiff in an accident case, where the patient was represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case would pay the patient’s bill upon settlement or final judgment of the accident case. The payment to us was made through the attorney of the patient. In most cases, it was required that we agree to the settlement price and the patient must sign off on the settlement. Once we were paid, the patient’s attorney would receive payment for his or her legal fee.

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, and we have not been involved in any procedures since then, including in 2021 or 2020. Presently, we continue to have no plans to do so in the future. However, we continue to actively pursue the collection of previously funded procedures. Without additional funding, there is no guarantee that we can continue as a going concern.

We own a device and process by which a video recording system known as the Quad Video Halo (“QVH”) is used to record medical procedures. The QVH system can simultaneously capture views and machine images, thus providing a record of internal and external views of a recorded procedure. The QVH system has been refined and improved over the years. The first- and second-generation systems required post-procedure file transfers, synchronizing and editing. This involved considerable software and time for a videographer to produce a complete video. The latest generation of the QVH referred to as NextGen 2.0 completely eliminates all of the issues associated with prior QVH approaches. The new varifocal lens cameras allow ceiling placement which eliminates the impact of room clutter and fluoroscope movement. The system server automatically synchronizes and renders the final videos, thus eliminating all backend processing.

We lease QVH units to customers who pay us monthly lease payments. Presently, the majority of our total revenues are derived from these lease payments. Our wholly-owned subsidiary, Quad Video Halo, Inc. holds certain company assets affiliated with the QVH units.

Billing and Operations

From 2009 to 2018, we worked with independent medical contractors who would perform the medical services for patients and bill a fixed fee for the services. We funded certain spine injury diagnostic centers where we work with healthcare providers as independent contractors to perform medical services for patients (however, we discontinued our involvement in future medical procedures during the fourth quarter of 2018—see above). We paid the healthcare providers for medical services performed. The patients were billed based on Current Procedural Terminology (“CPT”) codes for the medical procedure performed. CPT codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association. Patients were billed at the normal billing amount, based on national averages, for a particular CPT code procedure. We would take control of the patients’ unpaid bills.

The clinic facilities where our spine injury diagnostic centers operated were owned or leased by a medical affiliate or third party. We had no ownership interest in these clinic facilities, nor did we have any responsibilities towards building or operating the clinic facilities.

Governmental Regulation

All of the medical diagnostic procedures offered at the clinics were performed by independent medical contractors, who were subject to regulation by a number of governmental entities at the federal, state, and local levels. We were and are subject to laws and regulations relating to business corporations in general.

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

Competition

Presently, the majority of our total revenues are derived from leasing QVH units. Although we believe the QVH system is unique in the healthcare industry, there may be low barriers to entry in this market, and the addition of new competitors may occur relatively quickly. If competition within our industry intensifies, our ability to maintain or increase our revenue growth, price flexibility and control over medical costs, trends, and marketing expenses, may be compromised.

Employees

We currently have one paid part-time employee (our CFO, John Bergeron), plus one collection consultant and one QVH consultant at our corporate headquarters. We do not presently pay our President and CEO, William Donovan, M.D., any compensation. We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Risks Related to Our Company

We have discontinued our involvement in future medical procedures due to our cash position

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to Peter Dalrymple, a director and shareholder (see Note 6—Notes Payable). We have not funded any procedures in 2021 and have no plans to do so in the future. The service revenue we previously earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition.

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, and our continued existence is dependent upon our ability to successfully execute our business plan.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, including our net loss of $140,365 for the year ended December 31, 2021 and our accumulated deficit of $20,278,547 at year-end. We are not generating sufficient operating cash flows to support continuing operations. Our ability to continue as a going concern is dependent upon our ability to successfully execute our business plan, obtain additional financing and achieve a level of cash flows from operations adequate to support our cost structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key consultants, the loss of any of which could have a material adverse effect on our operations.

We may experience potential fluctuations in results of operations.

Our future revenues may be affected by a variety of factors, many of which are outside our control. We have no control on how long it takes our remaining cases to settle, making it difficult to forecast cash flow. As a result of our limited operating history and the discontinuation of our previous business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

We have a history of significant operating losses and will need to increase operating expenses in the future if we decide to grow our business.

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $20,278,547 as of December 31, 2021. During the fourth quarter of 2018, we chose to discontinue our involvement in future medical procedures due to our cash position. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We will need to generate significant revenues to achieve our business plan. Our continued existence is dependent upon our ability to successfully execute our business plan, as well as our ability to increase revenue and obtain additional capital from borrowing and selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders. Any expectation of future profitability is likely dependent upon our ability to consummate a merger with a target company, of which there can be no assurances.

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

Our QVH business model is unproven.

Our QVH business model depends upon our ability to implement and successfully execute our business and marketing strategy, which includes our ability to find healthcare providers to whom we can sell or lease QVH units, and from whom we may obtain referrals. If we are unable to find and form relationships with such healthcare providers, our business will likely fail.

We have been contacted in connection with various merger and acquisition opportunities and may choose to enter into a merger and/or acquisition transaction in the future.

We have been contacted by parties seeking to merge and/or acquire us. While we have not entered into any definitive agreements or understandings to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common stock could be issued, resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our board of directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any binding merger or acquisition agreements as of the date of this filing.

Since we have not yet selected a particular target industry or target business with which to complete a business combination, we are unable to ascertain the merits or risks associated with any particular business or industry.

Since we have not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business which we may ultimately acquire (or which may acquire us). If we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the operations of those entities. Although our management intends to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

Our officers and directors may allocate time to other business activities, thereby causing conflicts of interest as to how much time to devote to our affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

Our officers and directors are not required to commit full time to our affairs, which may result in a conflict of interest in allocating time between our business and other businesses. Management is also engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If management’s other business affairs require them to devote more time to such affairs, it could limit their ability to devote time to our affairs or present the Company as a viable business opportunity and could have a negative impact on our ability to consummate a business combination. Furthermore, we do not have an employment agreement with any members of management.

The Company may be unable to obtain additional financing, if and when required, to complete a business combination or to fund the operations and growth of the business combination target, which could compel the Company to restructure a potential business combination transaction or to entirely abandon a particular business combination.

The Company has not yet identified any prospective target business. If we require funds for a particular business combination because of the size of the business combination or otherwise, or if we require funds for any other purpose, we will be required to seek additional financing, which may or may not be available a terms and conditions satisfactory to the Company, if at all. To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company’s officers, directors or stockholders are not required to provide any financing to us in connection with or after a business combination.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products or services.

If and when the Company is able to enter into a business combination transaction, it is probable that transaction will be with a single operating business. Accordingly, the prospects for the Company’s success may be:

●	solely dependent upon the performance of a single operating business, or

●	dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, the Company will not be able to diversify the Company’s operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company does and the Company’s financial resources are limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that it could acquire, the Company’s ability to compete in acquiring certain sizable target businesses will be limited by the Company’s limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

If the Company is deemed to be an investment company, the Company may be required to institute burdensome compliance requirements and the Company’s activities may be restricted, which may make it difficult for the Company to enter into a business combination

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, since we will not be engaged in the business of investing or trading in securities. If we engage in business transactions which will result in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have received no formal determination from the SEC as to our status under the Investment Company Act, and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Only one of four of our directors is independent, so actions taken and expenses incurred by our officers and directors on behalf of us will generally not be subject to independent review.

Only one of the four members of our board of directors is independent. While the Company anticipates that all actions taken by our director on the Company’s behalf will be in the Company’s and its stockholders’ best interests, if actions are taken, or expenses are incurred that are actually not in the Company’s and its stockholders best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

Risks Related to Our Common Stock

We may issue a large number of shares of common stock in the future, including without limitation in a strategic business transaction, which could cause substantial dilution to all stockholders.

We may seek to raise equity or equity-related capital in the future. Additionally, we are presently seeking to enter into a strategic business transaction with another company. Either event is expected to result in us issuing a large number of shares of common stock. Any issuance of shares of our common stock will dilute the percentage ownership interest of all stockholders and may further dilute the book value per share of our common stock. This dilution could be substantial, depending on the size of any such transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 5151 Mitchelldale A2, Houston, Texas 77092. This office space encompasses approximately 200 square feet and through November 2021, was provided to us at a rental rate of $1,000 per month on a monthly basis by Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our director and Chief Executive Officer. The rent included the use of the telephone system, computer server, and copy machines. We discontinued paying rent in December 2021 due to a lack of funds, and since then NSO has provided us this office space rent free.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets under the symbol, “SPIN.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Record Holders

As of March 16, 2022, there were approximately 63 stockholders of record of our common stock, and we estimate that there were approximately 425 additional beneficial stockholders who hold their shares in “street name” through a brokerage firm or other institution. As of March 16, 2022, we have a total of 20,240,882 shares of common stock issued and outstanding. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Equity Compensation Plan Information

As of December 31, 2021, we do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 6. RESERVED

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

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, which also hampers our ability to pay back existing debt to a current director and shareholder. We were not involved in any procedures in 2021 and have no plans to do so in the future. The service revenue previously earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. In late 2018, however, we were able to lease QVH units to customers, which leases include the use of our QVH units along with image processing services.

There can be no guarantee of us continuing as a going concern if we cannot find additional capital. We continue to explore opportunities to raise additional capital to fund our operations. We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger. Further, we have been in negotiations with a certain third-party candidate since December 2021. We are presently negotiating terms of a proposed share exchange agreement with the candidate, under which its shareholders would exchange their shares for shares of our stock.  Although we do not presently have a binding agreement with this company or its shareholders, it is possible that a definitive agreement for the proposed transaction could be agreed to and consummated in the imminent future.  There is no assurance that such transaction will be completed, or if completed, that the terms will be favorable to us.

Results of Operations

For the years ended December 31, 2021 versus 2020:

We recorded $104,292 in QVH lease revenue for the year ended December 31, 2021, coupled with $64,588 of service revenues consisting of excess collections for previously funded procedures totaling $14,588 and a revision to our estimated variable consideration totaling $50,000, resulting in revenue of $168,880. For the same period in 2020, we recorded $95,941 in QVH lease revenue coupled with $76,078 relating to excess collections for previously funded procedures bringing total revenue to $172,019. For the year ended December 31, 2021, our collections of previously funded procedures decreased as we are no longer funding new procedures and previously funded procedures are in run-off.

Expenses

For the years ended December 31, 2021 versus 2020:

Operating, general and administrative expenses for the year ended December 31, 2021 were $379,883 as compared to $507,397 for the year ended December 31, 2020. Operating expenses decreased due primarily to decreases in payroll, rent, consulting and insurance expenses.

Other income (expense) for the year ended December 31, 2021 was other income, net of $70,638 as compared to other income, net of $37,984 for the year ended December 31, 2020. The 2021 other income consisted of $63,500 of deposit received from a private company seeking to acquire us, which was recognized as other income upon termination of the letter of intent agreement. In addition, we recognized $33,946 as other income upon the transfer of certain accounts receivable with a carrying value of $0 to Peter Dalrymple, a director, in exchange for a reduction in the note payable to Mr. Dalrymple in the amount of $33,946. For the year ended December 31, 2020, other income, net consisted primarily of the forgiveness of our Paycheck Protection Program (“PPP”) loan as further described below. Other income (expense) was partially offset by $26,859 and $26,646 of interest expense during the years ended December 31, 2021 and 2020, respectively.

On April 22, 2020 we received an SBA loan in the amount of $64,097 under the federal PPP which helps businesses keep their workforce employed during the Coronavirus crisis. The PPP is part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law in March of 2020. The PPP is a loan designed to provide direct incentive for small businesses to keep their workers on the payroll, which will be forgiven if all employees are kept on the payroll for eight weeks and the money is used for the sole purpose of payroll, rent, mortgage interest, or utilities, subject to the provisions in the program. The loan carries an interest rate of 1% and is due in two years, April 22, 2022. There is no collateral and no personal guarantees. In December 2020, we applied for forgiveness of our PPP loan and subsequently received a notice of approval. Accordingly, we removed the PPP loan amount from our consolidated balance sheet and recognized a gain on forgiveness of debt.

Net Loss

For the years ended December 31, 2021 versus 2020:

Net loss for the year ended December 31, 2021 was $140,365 compared to net loss of $297,394 for the year ended December 31, 2020. The main reason for the decrease was lower operating expenses, coupled with an increase in other income, as described above.

Liquidity and Capital Resources

For the year ended December 31, 2021 versus 2020:

During 2021, cash provided by operating activities was $35,836 as compared to $446,971 in 2020. The decrease in cash provided by operations was mainly due to a decrease in collections of outstanding receivables.

Cash used in financing activities totaled $61,054 for the year ended December 31, 2021, consisting of $61,054 in payments on our note to Peter Dalrymple. Cash used in financing activities totaled $515,903 for the year ended December 31, 2020, consisting of payments on our note payable totaling $110,000 and $470,000 in payments on our line of credit, partially offset by proceeds received from a PPP loan of $64,097.

Income Tax Expense (Benefit)

We have not made a provision for income taxes in 2021 or 2020, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2021 and 2020 included in this Form 10-K, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The following critical accounting policies and estimates are important in the preparation of our consolidated financial statements:

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

Service and Product Sale Revenue Recognition

Historically, our net revenues included service revenues that arose from the delivery of medical diagnostic services provided to patients by medical professionals at spine injury diagnostic centers, only after the patients completed and signed required medical and financial paperwork. Service revenues were recorded as net patient service revenues based on variable consideration elements further described below. While we did collect 100% of the accounts on certain patients, our historical collection rate was used to estimate the variable consideration expected and is reflected in the carrying balance of accounts receivable and service revenue recorded. A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of Current Procedural Terminology code rates (“CPT” codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association). Patients were billed at the normal billing amount, based on national averages, for a particular CPT code procedure during the year ended December 31, 2018 and prior years. We recorded no revenue related to medical diagnostic services provided during the years ended December 31, 2021 and 2020 and revenue presented represents adjustments of variable consideration received for procedures performed in years prior to 2019.

Service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured. Payment for services are primarily made to us by a third party upon settlement of a case. As of December 31, 2021 and 2020, there were no material contract assets, contract liabilities, or deferred contract costs recorded in the consolidated financial statements.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. For the QVH leases, rental related service revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. As of the year ended December 31, 2021, the Company’s leases consisted solely of operating leases.

Going Concern

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $20,278,547 as of December 31, 2021. During the year ended December 31, 2021, we recorded net revenue of $168,880 and a net loss of $140,365. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to obtain additional capital from borrowing and/or selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders. Any expectation of future profitability is likely dependent upon our ability to successfully merge with another company, of which there can be no assurances.

During the fourth quarter of 2018, the decision was made to discontinue our involvement with future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to a current director and shareholder (see Note 6—Notes Payable in the consolidated financial statements). We were not involved in any procedures in 2021 and have no plans to do so in the future. The service revenue we previously earned has resulted in longer settlement times, which has created a slowdown in cash collections. Additionally, our efforts to establish a market for the Quad Video Halo has not met our expectations and we have cut back its development and operations. If we are unable to access additional capital in the near future, these recent developments could have a material negative impact on our financial performance and could have a material adverse effect on our results of operations and financial condition. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2021 and 2020 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Spine Injury Solutions, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spine Injury Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has an accumulated deficit of $20,278,547 as of December 31, 2021 and a net loss of $140,365 for the year ended December 31, 2021. Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 16, 2022

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$16,437	$41,655
Accounts receivable, net of allowance for discounts of $447,126 and $585,257 at December 31, 2021 and 2020, respectively	27,263	232,244

Total current assets	43,700	273,899

Property and equipment, net	-	10,959

Total assets	$43,700	$284,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	395,000	490,000
Accounts payable and accrued liabilities	37,495	43,288

Total current liabilities	432,495	533,288

Commitments and contingencies
Stockholders’ deficit:
Common stock: $0.001 par value, 250,000,000 shares authorized, 20,240,882 shares issued and outstanding at both December 31, 2021 and 2020	20,241	20,241
Additional paid-in capital	19,869,511	19,869,511
Accumulated deficit	(20,278,547)	(20,138,182)

Total stockholders’ deficit	(388,795)	(248,430)

Total liabilities and stockholders’ deficit	$43,700	$284,858

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

	2021	2020

Net service revenue	$64,588	$76,078
Lease revenue	104,292	95,941

Total revenue	168,880	172,019

Operating, general and administrative expenses	379,883	507,397

Loss from operations	(211,003)	(335,378)

Other income (expense):
Gain from forgiveness of debt	-	64,097
Other income	97,497	533
Interest expense	(26,859)	(26,646)

Total other income (expense), net	70,638	37,984

Net loss	$(140,365)	$(297,394)

Net loss per common share:
Basic/ diluted	$(0.01)	$(0.01)

Weighted average shares used in loss per common share:
Basic/ diluted	20,240,882	20,240,882

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2019	20,240,882	$20,241	$19,869,511	$(19,840,788)	$48,964

Net loss	-	-	-	(297,394)	(297,394)

Balances, December 31, 2020	20,240,882	20,241	19,869,511	(20,138,182)	(248,430)

Net loss	-	-	-	(140,365)	(140,365)

Balances, December 31, 2021	20,240,882	$20,241	$19,869,511	$(20,278,547)	$(388,795)

The accompanying notes are an integral part of the consolidated financial statements.

SPINE INJURY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(140,365)	$(297,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	10,959	14,420
Gain on transfer of accounts receivable to extinguish debt	(33,946)	-
Gain from forgiveness of debt	-	(64,097)
Changes in operating assets and liabilities:
Accounts receivable, net	204,981	779,679
Prepaid expenses	-	12,314
Accounts payable and accrued liabilities	(5,793)	2,049

Net cash provided by operating activities	35,836	446,971

Cash flows from financing activities:
Repayments on notes payable	(61,054)	(110,000)
Proceeds from Paycheck Protection Program loan	-	64,097
Payments on line of credit	-	(470,000)

Net cash used in financing activities	(61,054)	(515,903)

Net decrease in cash and cash equivalents	(25,218)	(68,932)
Cash and cash equivalents at beginning of year	41,655	110,587

Cash and cash equivalents at end of year	$16,437	$41,655

Supplementary disclosure of cash flow information:
Interest paid	$26,859	$26,646
Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of note payable to a bank for note payable to shareholder	$-	$610,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS

Spine Injury Solutions Inc. (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. We changed our name to Spine Injury Solutions Inc. on October 1, 2015.

We are actively pursuing a merger or similar transaction with a private company where it becomes the controlling company. We find this to be the best course of action for our stockholders. Further, we have been in negotiations with a certain third-party candidate since December 2021. We are presently negotiating terms of a proposed share exchange agreement with the candidate, under which its shareholders would exchange their shares for shares of our stock.  Although we do not presently have a binding agreement with this company or its shareholders, it is possible that a definitive agreement for the proposed transaction could be agreed to and consummated in the imminent future. There is no assurance that such transaction will be completed, or if completed, that the terms will be favorable to us.

From 2009 to 2018, we operated as a technology, marketing, billing, and collection company facilitating diagnostic services for patients who have sustained spine injuries resulting from traumatic accidents. We delivered turnkey solutions to spine surgeons, orthopedic surgeons and other healthcare providers for necessary and appropriate treatment of musculo-skeletal spine injuries resulting from automobile and work-related accidents. Through our affiliate system, we facilitated spine surgeons, orthopedic surgeons and other healthcare providers to provide reasonable, necessary, and appropriate treatments to patients with musculo-skeletal spine injuries. We assisted the centers that provide the spine diagnostic injections and treatment and pay the doctors a fee for the medical procedures they performed. After a patient was billed for the procedures performed by the affiliated doctor, we took control of the patients’ unpaid bill and oversee collection. In most instances, the patient was a plaintiff in an accident case, where the patient was represented by an attorney. Typically, the defendant (and/or the insurance company of the defendant) in the accident case would pay the patient’s bill upon settlement or final judgment of the accident case. The payment to us was made through the attorney of the patient. In most cases, it was required that we agree to the settlement price and the patient must sign off on the settlement. Once we were paid, the patient’s attorney would receive payment for his or her legal fee.

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, and we were not involved in any procedures in 2021 or 2020 and have no plans to do so in the future. However, we continue to actively pursue the collection of previously funded procedures. Without additional funding, there is no guarantee that we can continue as a going concern.

We own a device and process by which a video recording system known as the Quad Video Halo (“QVH”) is used to record medical procedures. The QVH system can simultaneously capture views and machine images, thus providing a record of internal and external views of a recorded procedure. The QVH system has been refined and improved over the years. The first- and second-generation systems required post-procedure file transfers, synchronizing and editing. This involved considerable software and time for a videographer to produce a complete video. The latest generation of the QVH referred to as NextGen 2.0 completely eliminates all of the issues associated with prior QVH approaches. The new varifocal lens cameras allow ceiling placement which eliminates the impact of room clutter and fluoroscope movement. The system server automatically synchronizes and renders the final videos, thus eliminating all backend processing.

We lease QVH units to customers who pay us monthly lease payments. Presently, the majority of our total revenues are derived from these lease payments. Our wholly-owned subsidiary, Quad Video Halo, Inc. holds certain company assets affiliated with the QVH units.

NOTE 2. GOING CONCERN CONSIDERATIONS

Since our inception in 1998, until commencement of our spine injury diagnostic operations in August, 2009, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $20,278,547 as of December 31, 2021. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to obtain additional capital from borrowing and/or selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders. Any expectation of future profitability is likely dependent upon our ability to successfully merge with another company, of which there can be no assurances.

During the fourth quarter of 2018, the decision was made to discontinue our involvement in future medical procedures due to our cash position, which also hampered our ability to pay back existing debt to a current director and shareholder (see Note 6—Notes Payable). We were not involved in any procedures in 2021 and have no plans to do so in the future. The previous service revenues earned has resulted in longer settlement times, which has created a slowdown in cash collections.

As part of our efforts to enter into a merger or similar transaction with a private company where it becomes the controlling company, we have been in negotiations with a certain third-party candidate since December 2021. We are presently negotiating terms of a proposed share exchange agreement with the candidate, under which its shareholders would exchange their shares for shares of our stock.  Although we do not presently have a binding agreement with this company or its shareholders, it is possible that a definitive agreement for the proposed transaction could be agreed to and consummated in the imminent future. There is no assurance that such transaction will be completed, or if completed, that the terms will be favorable to us.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Spine Injury Solutions, Inc. and its wholly owned subsidiary, Quad Video Halo, Inc. All material intercompany transactions have been eliminated upon consolidation.

Basis of Accounting

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

Revenue Recognition

The Company’s accounting for revenues is governed by two accounting standards. The Company’s service and product sales revenue are accounted for under ASC 606, Revenue from Contracts with Customers. Additionally, the Company’s QVH rental revenues are accounted for under ASC 842, Leases.

Service Revenue Recognition

Historically, our net revenues included service revenues that arose from the delivery of medical diagnostic services provided to patients by medical professionals at spine injury diagnostic centers, only after the patients completed and signed required medical and financial paperwork. Service revenues were recorded as net patient service revenues based on variable consideration elements further described below and in Note 4. While we did collect 100% of the accounts on certain patients, our historical collection rate was used to estimate the variable consideration expected and is reflected in the carrying balance of accounts receivable and service revenue recorded. A discount rate of 48%, based on payment history, was used to reduce revenue to 52% of Current Procedural Terminology code rates (“CPT” codes are numbers assigned to every task and service a medical practitioner may provide to a patient including medical, surgical and diagnostic services. CPT codes are developed, maintained and copyrighted by the American Medical Association). Patients were billed at the normal billing amount, based on national averages, for a particular CPT code procedure during the year ended December 31, 2018 and prior years. We recorded no revenue related to medical diagnostic services provided during the years ended December 31, 2021 and 2020 and revenue presented represents adjustments of variable consideration received for procedures performed in years prior to 2019.

Service revenue and corresponding accounts receivable are recognized by reference to “net revenue” and “accounts receivable, net” which is defined as gross amounts billed using CPT codes (“gross revenue”) less account discounts that are expected to result when individual cases are ultimately settled, which is the variable consideration associated with this revenue stream.

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. For the QVH leases, rental related services revenues for support, maintenance and video processing, delivery, and installation are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. As of the year ended December 31, 2021, the Company’s leases consisted solely of operating leases.

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

Long-Lived Assets

We periodically review and evaluate long-lived assets when events and circumstances indicate that the carrying amount of these assets may not be recoverable. In performing our review for recoverability, we estimate the future cash flows expected to result from the use of such assets and its eventual disposition. If the sum of the expected undiscounted future operating cash flows is less than the carrying amount of the related assets, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of such assets over the fair value calculated using discounted expected future cash flows.

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. Based on our analysis we established an allowance for discounts of $447,126 and $585,257 at December 31, 2021 and 2020, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties are recognized as income tax expense and tax credits as a reduction in income tax expense. For the years ended December 31, 2021 and 2020, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended December 31, 2021 and 2020, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable arose from patients billed by the healthcare providers based on CPT codes as described in Note 1. Our customers’ patients who received medical services at diagnostic centers, were typically patients involved in auto accidents or work injuries. Patients completed and signed medical and financial paperwork, which included an acknowledgement of each patient’s responsibility for payment for the services provided. Additionally, the paperwork generally included an assignment of benefits. The timing of collection of receivables varies depending on patient sources of payment. Historical experience, through 2018, demonstrated that the collection period for individual cases may extend for two years or more.

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured. Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of December 31, 2021 and 2020, we determined an allowance for uncollectable accounts of $447,126 and $585,257, respectively was needed for those customer accounts whose collections appear doubtful.

In November 2021, the Company transferred certain accounts receivable with a gross balance of $84,865 and a carrying value of $0  to SPIN Collections LLC, an entity owned and controlled by Peter Dalrymple, a director of the Company. In exchange, Mr. Dalrymple reduced the amount the Company owed him under a promissory note (see Note 6. Notes Payable) by $33,946. The Company recognized a gain on transfer of accounts receivable to extinguish debt in the amount of $33,946 which is included in other income in the accompanying consolidated statements of operations.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021 and 2020:

	2021	2020

Computers and equipment	$45,587	$68,518
Less: accumulated depreciation	(45,587)	(57,559)
	$-	$10,959

Depreciation expense totaling $10,959 and $14,420 was charged to operating, general and administrative expenses during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company wrote-off fully depreciated assets with a cost of $22,931 due to them no longer being used in operations.

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

On the August 31, 2020 maturity date of the term loan with Wells Fargo Bank, N.A., Mr. Dalrymple paid off in full the $610,000 remaining principal balance.

During the year ended December 31, 2020, the Company recorded $15,090 in interest expense related to the Wells Fargo term loan.

Notes payable

Upon Peter L. Dalrymple paying off the principal balance of the Wells Fargo term loan on our behalf on August 31, 2020, we issued Mr. Dalrymple a $610,000 one-year secured promissory note. The secured promissory note bears interest of 6% per year with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is collateralized by all our accounts receivable and a pledge of the stock of our wholly owned subsidiary, Quad Video Halo, Inc. In November 2021, the Company transferred certain accounts receivable to an entity owned by Mr. Dalrymple in exchange for a reduction in the outstanding balance of the note in the amount of $33,946 (see Note 4. Accounts Receivable for additional discussion). The secured promissory note balance was $395,000 at December 31, 2021. The maturity date of the note has been extended to June 30, 2022.

During the years ended December 31, 2021 and 2020, the Company recorded $26,859 and $11,058, respectively, in interest expense on the Dalrymple note, representing all interest due through that date.

Paycheck Protection Program – SBA Loan

On April 22, 2020 we received a $64,097 Small Business Administration (“SBA”) loan under the federal Paycheck Protection Program (“PPP”), a program designed to help businesses keep their workforce employed during the COVID 19 pandemic. The PPP was established under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act signed into law in March of 2020. The PPP provides a direct incentive for small businesses to keep their workers on the payroll and loans granted under the program are forgivable if employment levels are maintained for specified periods and proceeds are used for payroll and other approved expenses (rent, mortgage interest, utilities, and certain other expenses) provided for under the program. Loans provided under the program are uncollateralized, include no guarantees, bear interest of 1% per year and mature two years from the date of receipt. For the reasons discussed throughout this report, we believe current economic uncertainty related to the COVID 19 pandemic and our inability to obtain financing through other means made the loan necessary to support our ongoing operations. We applied for forgiveness of our loan in 2020 and on December 31, 2020 the entire balance of the loan was forgiven and recognized in other income as a gain on forgiveness of debt in our consolidated statements of operations.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

During the years ended December 31, 2021 and 2020, we did not issue any common stock.

Stock Options

We recognize compensation expense related to stock options in accordance with the ASC 718, Compensation - Stock Compensation. Under ASC 718 we measured stock-based compensation expense for stock options granted, based on weighted average fair values calculated using the Black Scholes option pricing model. We issued no stock options during the years ended December 31, 2021 and 2020. At December 31, 2020, all options are fully vested and all compensation expense related to stock option awards has been recognized. During 2021, all remaining options expired.

Details of stock option activity for the years ended December 31, 2021 and 2020 is as follows:

			Weighted-
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Underlying	Average	Contractual	Value
Description	Options	Exercise Price	Term (Years)	(In-the-Money)

Outstanding at December 31, 2019	20,000	$0.40	1.5	-
Options expired in 2020	-	-	-	-

Outstanding at December 31, 2020	20,000	0.40	0.5	-
Options expired in 2021	(20,000)	-	-	-

Outstanding at December 31, 2021	-	$-	-	-

NOTE 8. RELATED PARTY TRANSACTIONS

We currently maintain our executive offices at 5151 Mitchelldale A2, Houston, Texas 77092. This office space encompasses approximately 200 square feet and is provided to us at the rental rate of $1,000 per month under a month-to-month agreement with Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our director and Chief Executive Officer. The rent includes the use of the telephone system, computer server, and copy machines. We discontinued paying rent in December 2021 due to a lack of funds, and since then NSO has provided us this office space rent free.

As further described in Note 6, during 2020 we borrowed $610,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. As further discussed in Note 4, the Company transferred certain accounts receivable with a carrying amount of $0 to an entity owned and controlled by Mr. Dalrymple in exchange for a reduction in the amount due under the promissory note in the amount of $33,946. The outstanding balance of the note was $395,000 at December 31, 2021.

NOTE 9. INCOME TAXES

We have no current or deferred provision for income taxes for the years ended December 31, 2021 or 2020, because we have established a full valuation allowance against our net operating loss carryforwards generated from recurring net losses as described below.

Deferred tax assets consist of the following at December 31, 2021 and 2020:

	2021	2020

Net operating loss carryforwards	$2,499,675	$2,357,583
Allowance for doubtful accounts	93,896	122,903
Less: valuation allowance	(2,593,571)	(2,480,486)
	$-	$-

Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred income tax asset. Based on management’s assessment, utilizing an effective combined tax rate for federal and state taxes of approximately 21%, we have determined that it is not currently more likely than not that we will realize our deferred income tax assets of approximately $2,594,000 and $2,480,000 attributable predominantly to the future utilization of the approximate $11,903,000 and $11,625,000 in eligible net operating loss carryforwards, and the allowance for doubtful accounts, as of December 31, 2021 and 2020, respectively. We will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards will begin to expire in varying amounts from year 2021 to 2039, with those net operating losses generated during the year ended December 31, 2021 set to never expire based on the provisions of the Tax Reform Act.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

Following is a reconciliation of the benefit for federal income taxes as reported in the accompanying consolidated statements of operations, to the expected amount at the 21% federal statutory rate:

	2021		2020
		Percentage		Percentage
		of Pre-Tax		of Pre-Tax
	Amount	Income	Amount	Income

Benefit for income tax at federal statutory rate	$29,477	21.0%	$62,453	21.0%
Change in available NOLs	-	-%	-	-%
Change in valuation allowance	(29,477)	(21.0)%	(62,453)	(21.0)%

Total	$-	-%	$-	-%

NOTE 10. LEASE REVENUES

The Company’s QVH unit rentals are governed by agreements that detail the lease terms and conditions. The determination of whether these contracts with customers contain a lease generally does not require significant judgement. The Company accounts for these rentals as operating leases. These leases do not include material amounts of variable payments and the Company has made the accounting policy election to exclude all taxes assessed by a governmental authority. The Company provides an option of the lessee to purchase the rented equipment upon the termination of the lease for the as then fair market value; however, the Company has not generated material revenue from sales of equipment under such options. Initial lease terms vary in length based upon customer needs and generally range from 12 to 36 months. Customers have the option to keep equipment on rent beyond the initial lease term on a month-to-month basis. All of the Company’s rental products have long useful lives relative to the typical rental term with the original investment typically recovered in approximately five years. The rental products are typically rented for a majority of the time owned and a significant portion of the original investment is recovered when sold from inventory. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.

The initial terms of the Company’s two outstanding lease contracts ended in 2021, and those two customers are currently renting the QVH units on a month-to-month basis.

Included in property and equipment, net, as of December 31, 2021 and 2020 is equipment available for rent in the net amount of $0 and $10,959 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

William Donovan, M.D., our President and Chief Executive Officer, is our principal executive officer and John Bergeron, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on this evaluation, our management concluded that, as of December 31, 2021, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
William Donovan, M.D.	79	Chief Executive Officer, President and Chairman
John Bergeron	65	Chief Financial Officer and Director
Jerry Bratton	69	Director
Peter Dalrymple	78	Director

William F. Donovan, M.D. – Dr. Donovan has served as our Chief Executive Officer since January 2009 and as our President since May 2010. He has served as one of our directors since April 2008. He is a Board Certified Orthopedic Surgeon, and has been involved with venture funding and management for over 25 years. He was the co-founder of DRCA (later known as I.O.I) and became Chairman of this company that went from the pink sheets, to NASDAQ and then to the AMEX before being acquired by a subsidiary of the Bass Family. He was a founder of “I Need A Doc,” later changed to IP2M that was acquired by Dialog Group, a publicly traded company. He was the Chairman of House of Brussels, an international chocolate company and president of ChocoMed, a specialized confectionery company combining Nutraceuticals with chocolate bars. Dr. Donovan has been practicing as a physician in Houston, Texas since 1975. Throughout his career as a physician, he has been involved in projects with both public and private enterprises. He received his Orthopedic training at Northwestern University in Chicago. He was a Major in the United States Air Force for 2 years at Wright Patterson Air Force base in Dayton, Ohio. He established Northshore Orthopedics, Assoc. in 1975 and continues in active practice in Houston, specializing in Orthopedic Surgery.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2021, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ending December 31, 2021 and 2020 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
William Donovan, M.D.	2021	$-	-	-	-	-	-	-	-
CEO and President	2020	-	-	-	-	-	-	-	-

John Bergeron	2021	91,461	-	-	-	-	-	-	91,461
CFO	2020	97,789	-	-	-	-	-	-	97,789

Employment Agreements

We do not have any employment agreements with any of our executive officers as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year End

There are no equity awards outstanding at December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 16, 2022, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 20,240,882 shares of common stock outstanding at March 16, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 16, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

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

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

Upon Peter L. Dalrymple paying off the principal balance of the Wells Fargo term loan on our behalf on August 31, 2020, we issued Mr. Dalrymple a $610,000 one-year secured promissory note. The secured promissory note bears interest of 6% per year with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is collateralized by all our accounts receivable and a pledge of the stock of our wholly owned subsidiary, Quad Video Halo, Inc. The secured promissory note balance was $395,000 at December 31, 2021.

We transferred to SPIN Collections LLC (an entity owned and controlled by Mr. Dalrymple) certain accounts receivable the Company owns, which accounts receivable have a gross balance of $84,865 and a carrying value of $0 in consideration of Mr. Dalrymple agreeing to reduce the balance of his promissory note by $33,946. The company recognized $33,946 as other income. The maturity date of the note has been extended to June 30, 2022.

During the year ended December 31, 2021, the Company recorded $27,357 in interest expense on the Dalrymple note, representing all interest due through that date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$54,000	$53,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$54,000	$53,000

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2021 and 2020, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

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

* Incorporated by reference from our previous filings with the SEC

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2022.

Spine Injury Solutions, Inc.

/s/ William F. Donovan, M.D.
By: William F. Donovan, M.D.
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William F. Donovan, M.D.		March 16, 2022
William F. Donovan, M.D.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ John Bergeron		March 16, 2022
John Bergeron	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Jerry Bratton		March 16, 2022
Jerry Bratton	Director

/s/ Peter Dalrymple
Peter Dalrymple	Director	March 16, 2022