Form 10-Q
period 2022-03-31
Bitech Technologies Corp
filed 2022-05-06
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2022

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 000-27407

BITECH TECHNOLOGIES CORPORATION

(formerly Spine Injury Solutions, Inc.)

(Name of Registrant in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Anton Boulevard

Suite 1100

Costa Mesa, CA 92626

(Address of Principal Executive Offices)

(855) 777-0888

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

As of May 16, 2022, there were 20,240,882 shares of the registrant’s common stock outstanding.

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Bitech Technologies Corporation (formerly Spine Injury Solutions, Inc.) and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I .FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,166,381	$16,437
Accounts receivable, net of allowance for doubtful accounts of $412,885 and $447,126 at March 31, 2022 and December 31,2021, respectively	2,272	27,263

Total current assets	1,168,653	43,700

Intangible Asset – Exclusive License	35,000	-

Total assets	$1,203,653	$43,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Note payable to shareholder	395,000	395,000
Accounts payable and accrued liabilities	68,319	37,495

Total current liabilities	463,319	432,495

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, 9,000,000 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9,000	-
Common stock: $0.001 par value, 250,000,000 shares authorized, 20,240,882 shares issued and outstanding at March 31, 2022 and December 31, 2021	20,241	20,241
Additional paid-in capital	21,022,725	19,869,511
Accumulated deficit	(20,311,631)	(20,278,547)

Total stockholders’ equity (deficit)	740,334	(388,795)

Total liabilities and stockholders’ equity	$1,203,653	$43,700

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021

Net service revenues	$158	$4,818
Lease revenues	26,073	26,073
Total revenue	26,231	30,891

Cost of providing services	-	-

Gross profit	26,231	30,891

Operating, general and administrative expenses	73,176	90,671

Loss from operations	(46,945)	(59,780)

Other income and (expense):
Other income	20,000	2
Interest expense	(6,139)	(6,765)

Total other income and (expense)	13,861	(6,763)

Net loss	$(33,085)	$(66,543)

Net loss per common share:
Basic/ diluted	$(0.00)	$(0.00)

Weighted average shares used in loss per common share:
Basic/ diluted	20,240,882	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,085)	$(66,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	3,605
Changes in operating assets and liabilities:
Accounts receivable, net	24,992	112,945
Prepaid expenses and other assets	-	-
Accounts payable and accrued liabilities	7,875	(17,414)

Net cash provided (used) by operating activities	(218)	32,593

Cash flows from financing activities:
Cash from acquisition of Bitech Mining Corporation	1,150,163	-
Repayments of note payable to shareholder	-	(20,000)

Net cash used in financing activities	1,150,163	(20,000)

Net increase in cash and cash equivalents	1,149,945	12,593
Cash and cash equivalents at beginning of period	16,218	41,655

Cash and cash equivalents at end of period	$1,166,381	$54,248

Supplementary disclosure of cash flow information:
Interest paid	$6,139	$6,765
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2022

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, December 31, 2020	20,240,882	20,241			19,869,511	(20,138,182)	(248,430)

Net loss	-	-			-	(140,365)	(140,365)

Balances, December 31, 2021	20,240,882	$20,241			$19,869,511	$(20,278,547)	$(388,795)

Preferred Shares issued for Acquisition			9,000,000	9,000	1,153,214		1,162,214
Net loss	-	-	-	-	-	(33,085)	(33,085)
Balances, March 31, 2022	20,240,882	$20,241	9,000,000	$9,000	$21,022,725	$(20,311,632)	$740,334

No dividends were paid for the three months ended March 31, 2022 and 2021.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Bitech Technologies Corporation (formerly, Spine Injury Solutions Inc.) (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. The Company is a development-stage technology company dedicated to providing a suite of revolutionary electrical power generation technologies called the “Evirontek Integrated Platform”. In addition, the Company continues to pursue the collection of previously provided spine injury diagnostic services and the Company’s wholly owned subsidiary, Quad Video Halo, Inc. (“Quad”), continues to operate its business of owning, developing and leasing the Quad Video Halo (“QVH”) video recording system used to record medical procedures. The Company is evaluating potential strategic alternatives for non-core assets and operations in its legacy business operated by Quad, including but not limited to a possible sale of those operations.

The Company acquired Bitech Mining Corporation, a Wyoming corporation (“Bitech Mining”) on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining (collectively, the “Bitech Mining Shares”). In consideration of the Bitech Mining Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each Bitech Mining Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall automatically convert into 53.975685 shares (an aggregate of approximately 485,781,300) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there are a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Upon conversion of the Series A Preferred Stock, the Sellers will hold, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

The following agreements were entered into in connection with the acquisition of Bitech Mining:

Management Services Agreement

On the Closing Date, the Company, Quad and Peter L. Dalrymple (“Dalrymple”), a former director of the Company, entered into a Management Services Agreement (the “MSA”) whereby Dalrymple agreed to act as the general manager of the video recording operations of Quad and collect certain accounts receivable of the Company (the “Services”). In exchange for providing the Services, the Company agreed to pay Dalrymple a fee equal to the net revenues derived from these operations after payment of all operating expenses related to such operations. The term of the MSA commences on the Closing Date and continues until the earlier to occur of the following: (i) 90 days after the Closing Date; (ii) the Company and Dalrymple’s mutual written consent; or (iii) any material breach of the MSA by either party, provided that the breaching party has been provided written notice of such breach and has failed to cure such breach within ten (10) days of receipt of such written notice.

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended March 31, 2022, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Substantially all of the Company’s revenue is derived from leasing equipment. The Company considers a signed lease agreement to be a contract with a customer. Contracts with customers are considered to be short-term when the time between signed agreements and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue when services are provided to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company typically satisfies its performance obligations in contracts with customers upon delivery of the services. The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers immediately at the invoice date, and the contracts do not have significant financing components nor variable consideration. There are no returns and there is no allowances. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made.

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable, accrued liabilities and notes payable as reflected in the consolidated financial statements, approximates fair value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. Based on our analysis we established an allowance for discounts of $412,885 and $447,126 at March 31, 2022 and 2021, respectively.

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the three months ended March 31, 2022 and 2021, we did not recognize compensation expense for issuances of our common stock in exchange for services.

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

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During years ended March 31, 2022 and 2021, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. ACCOUNTS RECEIVABLE

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

Our credit policy has been established based upon extensive experience by management in the industry and has been determined to ensure that collectability is reasonably assured. Payment for services are primarily made to us by a third party and the credit policy includes terms of net 240 days for collections; however, collections occur upon settlement or judgment of cases. As of March 31, 2022 and December 31, 2021, we determined an allowance for uncollectable accounts of $412,885 and $447,126, respectively, was needed for those customer accounts whose collections appear doubtful.

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTE PAYABLE

On August 31, 2020, Peter L. Dalrymple, a member of our board of directors, paid-off in full the outstanding balance of a term loan we had with Wells Fargo Bank, N.A. As consideration for Mr. Dalrymple paying off the term loan on our behalf, we issued Mr. Dalrymple a $610,000 one-year secured promissory note. The secured promissory note bears interest of 6% per year with monthly payments of interest only due until maturity, when all unpaid interest and principal is due. This note is collateralized by all our accounts receivable and a pledge of the stock of our wholly owned subsidiary, Quad Video Halo, Inc. The secured promissory note balance was $395,000 and $395,000 at March 31, 2022 and December 31, 2021, respectively.

Amendment to the Note

On the Closing Date, the Company, Quad and Dalrymple, entered into an Amendment to the Secured Promissory Note (the “Note Amendment”) whereby Dalrymple agreed that (i) the principal and accrued interest outstanding under the Secured Promissory Note dated August 31, 2020 as amended on October 29, 2021 issued by the Company in favor of Dalrymple (collectively, the “Note”) is $95,000 as of the Closing Date, (ii) the date on which the outstanding principal and accrued interest is due is 90 days after the Closing Date, (iii) any obligations of (x) the Company that become due and owing to Bitech Mining or the Sellers under Section 4.07(c) of the Share Exchange Agreement or (y) that become due and owing under Section 6.12 of the MSA may be offset against any amounts owed by the Company or Quad under the Note and (iv) all claims or causes of action (whether in contract or in tort, in law or in equity) that may be based upon, arise out of or relate to the Note, or the negotiation, execution or performance of the Note (including any representation or warranty made in or in connection with the Note or as an inducement to enter into the Note or this Amendment), may be made only against Quad, and SPIN who is not a party to the Note as of the Closing Date, including without limitation any past, present or future director, officer, employee, incorporator, member, manager, partner, equity holder, affiliate, agent, attorney or representative of SPIN (“SPIN Parties”), shall have no liability (whether in contract or in tort, in law or in equity, or based upon any theory that seeks to impose liability of the SPIN Parties) for any obligations or liabilities arising under, in connection with or related to the Note or for any claim based on, in respect of, or by reason of the Note or its negotiation or execution, and Dalrymple waives and releases all such liabilities, claims and obligations against any such SPIN Parties.

Amendment to the Security Agreement

On the Closing Date, the Company, Quad and Dalrymple, entered into an Amendment to Security Agreement (the “Security Agreement Amendment”) whereby the parties to that agreement agreed that (i) Quad shall be included with the Company as an additional debtor for all purposes in the Security Agreement entered into between the Company and Dalrymple dated August 31, 2020 (the “Security Agreement”), (ii) Quad’s collateral obligations under the Security Agreement shall only relate to its accounts receivable, and the collateral described relating to “Pledged Securities” as defined in the Security Agreement shall not apply to Quad’s obligations under the Security Agreement, (iii) the Company’s pledge of its accounts receivables as provided for in the Security Agreement will be limited solely to the Company’s accounts receivables in existence as of March 27, 2022 at 11:59 P.M. ET, and shall not apply to any after acquired accounts receivables and (iv) the Company is authorized to file an amended financing statement to reflect the terms of Security Agreement Amendment and Quad shall promptly file a financing statement reflecting the terms set for in such amendment.

During the three months ended March 31, 2022, the Company recorded and paid $6,139 in interest expense on the Dalrymple note.

NOTE 5. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock is 250,000,000 shares, $0.001 par value per share. As of March 31, 2022, there were 20,240,882 common shares issued and outstanding. We did not issue any shares of common stock for the quarter ended March 31, 2022.

On January 19, 2021, our stockholders approved the filing of an amendment to our certificate of incorporation authorizing 10,000,000 shares of preferred stock with a par value of $0.001 per share. Such amendment was filed on January 20, 2021.

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2022, the Secretary of State of Delaware acknowledged the Company’s filing of a Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State creating a series of 9,000,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) to be issued in connection with the Share Exchange. The Certificate of Designations include:

●	the stated value of each share is $1.00 (the “Stated Value”),

●	each share has 53.9757 votes per share on any matter, event or action submitted to the holders of our common stock for a vote or on which the holders of our common stock have a right to vote,

●	each share is automatically convertible into shares of our common stock determined by dividing (i) the Stated Value by (ii) the Conversion Price then in effect. Initially, the “Conversion Price” is $0.018526887 per share, subject to adjustment as described below on the first business day immediately following the earlier of (a) the date on which the Secretary of State of Delaware shall have filed the Certificate of Designations; and (b) the date on which FINRA has affected a reverse stock split of the Company’s outstanding common stock, after all required approvals by the Company’s board of directors and its stockholders, in either (a) or (b), so that there are a sufficient number of shares of the Company’s Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock based upon the Conversion Price,

●	the conversion price of the Series A Preferred Stock is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events, and

●	upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), each holder of the Series A Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, plus any other fees or liquidated damages then due and owing thereon under the Certificate of Designations, for each share of Series A Preferred Stock before any distribution or payment shall be made to the holders of any junior securities (as hereinafter defined), and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to each holder of the Series A Preferred Stock shall be ratably distributed among each such holder in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

On March 31, 2022, we issued 9,000,000 shares of Series A Preferred Stock in exchange for 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining.

NOTE 6. ACQUISITION OF BITECH MINING

On March 31, 2022, the Company acquired 94,312,250 shares of Bitech Mining’s Common Stock in exchange for 9,000,000 shares of Series A Preferred Stock representing 100% of the issued and outstanding shares of Bitech Mining.

The Combination of the Company and Bitech Mining is considered a business acquisition and the method used to present the transaction is the acquisition method. The acquisition method is a method of accounting for a merger of two businesses. The tangible assets and liabilities and operations of the acquired business were combined at their market value of the acquisition date, which is the date when the acquirer gains control over the acquired company

The following table summarizes the consideration paid for Bitech Mining and the fair value amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Purchase price	$1,122,214

Cash	$1,150,163
Total assets:	$1,185,163
Less: liabilities assumed	$(62,949)
Net assets acquired	$1,122,214
Purchase price in excess of net assets acquired	$0

NOTE 7. LEASE REVENUES

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

BITECH TECHNOLOGIES CORPORATION

(Formerly, Spine Injury Solutions, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The initial terms of the Company’s two outstanding lease contracts ended in 2021, and those two customers are currently renting the QVH units on a month-to-month basis.

Included in property and equipment, net, as of March 31, 2022 and December 31, 2021 and 2020 is equipment available for rent in the net amount of $0 and $0 respectively.

NOTE 8. RELATED PARTY TRANSACTIONS

Up until March 31, 2022, the Company maintained its executive offices at 5151 Mitchelldale A2, Houston, Texas 77092. This office space encompasses approximately 200 square feet and was provided to us at the rental rate of $1,000 per month under a month-to-month agreement with Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our former director and Chief Executive Officer. The rent included the use of the telephone system, computer server, and copy machines. We discontinued paying rent in December 2021 due to a lack of funds, and since then NSO has provided the Company this office space rent free.

As further described in Note 6, during 2020 we borrowed $610,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. As further discussed in Note 4, the Company transferred certain accounts receivable with a carrying amount of $0 to an entity owned and controlled by Mr. Dalrymple in exchange for a reduction in the amount due under the promissory note in the amount of $33,946. The outstanding balance of the note was $395,000 at March 31, 2022 and December 31, 2021.

NOTE 9. SUBSEQUENT EVENTS

In connection with the Company’s planned expansion of its business following the completion of the acquisition of Bitech Mining, it filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware on April 29, 2022 to change its corporate name to Bitech Technologies Corporation.

The Certificate of Amendment was approved by the Company’s board of directors by written consent in lieu of a meeting on April 28, 2022 in accordance with the relevant sections of the Delaware General Corporation Law. The Company plans to file a notice regarding the Certificate of Amendment and its request for a symbol change with The Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company will file an updated Form 8-K upon FINRA’s acceptance and approval of the Certificate of Amendment and issuance of a new trading symbol.

On April 14, 2022 and April 19, 2022, the Company awarded 3,348,000 and 4,635,720 shares, respectively, of its restricted Common Stock which vest 25% on each anniversary after the award date so long as the recipients are providing services to the Company or one of its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on March 16, 2022 (the “Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A—Risk Factors” in our Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our Form 10-K. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Overview of the Business

The Company is a development-stage technology company dedicated to providing a suite of revolutionary electrical power generation technologies called the “Evirontek Integrated Platform”. In addition, the Company continues to pursue the collection of previously provided spine injury diagnostic services and the Company’s wholly owned subsidiary, Quad Video Halo, Inc. (“Quad”), continues to operate its business of owning, developing and leasing the Quad Video Halo (“QVH”) video recording system used to record medical procedures. The Company is evaluating potential strategic alternatives for non-core assets and operations in its legacy business operated by Quad, including but not limited to a possible sale of those operations.

The Company acquired Bitech Mining Corporation, a Wyoming corporation (“Bitech Mining”) on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining (collectively, the “Bitech Mining Shares”). In consideration of the Bitech Mining Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each Bitech Mining Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall automatically convert into 53.975685 shares (an aggregate of approximately 485,781,300) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there are a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Upon conversion of the Series A Preferred Stock, the Sellers will hold, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

The following agreements were entered into in connection with the acquisition of Bitech Mining:

Management Services Agreement

On the Closing Date, the Company, Quad and Peter L. Dalrymple (“Dalrymple”), a former director of the Company, entered into a Management Services Agreement (the “MSA”) whereby Dalrymple agreed to act as the general manager of the video recording operations of Quad and collect certain accounts receivable of the Company (the “Services”). In exchange for providing the Services, the Company agreed to pay Dalrymple a fee equal to the net revenues derived from these operations after payment of all operating expenses related to such operations. The term of the MSA commences on the Closing Date and continues until the earlier to occur of the following: (i) 90 days after the Closing Date; (ii) the Company and Dalrymple’s mutual written consent; or (iii) any material breach of the MSA by either party, provided that the breaching party has been provided written notice of such breach and has failed to cure such breach within ten (10) days of receipt of such written notice.

Amendment to the Note

On the Closing Date, the Company, Quad and Dalrymple, entered into an Amendment to the Secured Promissory Note (the “Note Amendment”) whereby Dalrymple agreed that (i) the principal and accrued interest outstanding under the Secured Promissory Note dated August 31, 2020 as amended on October 29, 2021 issued by the Company in favor of Dalrymple (collectively, the “Note”) is $95,000 as of the Closing Date, (ii) the date on which the outstanding principal and accrued interest is due is 90 days after the Closing Date, (iii) any obligations of (x) the Company that become due and owing to Bitech Mining or the Sellers under Section 4.07(c) of the Share Exchange Agreement or (y) that become due and owing under Section 6.12 of the MSA may be offset against any amounts owed by the Company or Quad under the Note and (iv) all claims or causes of action (whether in contract or in tort, in law or in equity) that may be based upon, arise out of or relate to the Note, or the negotiation, execution or performance of the Note (including any representation or warranty made in or in connection with the Note or as an inducement to enter into the Note or this Amendment), may be made only against Quad, and SPIN who is not a party to the Note as of the Closing Date, including without limitation any past, present or future director, officer, employee, incorporator, member, manager, partner, equity holder, affiliate, agent, attorney or representative of SPIN (“SPIN Parties”), shall have no liability (whether in contract or in tort, in law or in equity, or based upon any theory that seeks to impose liability of the SPIN Parties) for any obligations or liabilities arising under, in connection with or related to the Note or for any claim based on, in respect of, or by reason of the Note or its negotiation or execution, and Dalrymple waives and releases all such liabilities, claims and obligations against any such SPIN Parties.

Amendment to the Security Agreement

On the Closing Date, the Company, Quad and Dalrymple, entered into an Amendment to Security Agreement (the “Security Agreement Amendment”) whereby the parties to that agreement agreed that (i) Quad shall be included with the Company as an additional debtor for all purposes in the Security Agreement entered into between the Company and Dalrymple dated August 31, 2020 (the “Security Agreement”), (ii) Quad’s collateral obligations under the Security Agreement shall only relate to its accounts receivable, and the collateral described relating to “Pledged Securities” as defined in the Security Agreement shall not apply to Quad’s obligations under the Security Agreement, (iii) the Company’s pledge of its accounts receivables as provided for in the Security Agreement will be limited solely to the Company’s accounts receivables in existence as of March 27, 2022 at 11:59 P.M. ET, and shall not apply to any after acquired accounts receivables and (iv) the Company is authorized to file an amended financing statement to reflect the terms of Security Agreement Amendment and Quad shall promptly file a financing statement reflecting the terms set for in such amendment.

Additionally, the COVID-19 pandemic has made it difficult for us to collect our accounts receivable, as attorney and medical offices are closed resulting in delayed settlements and medical procedures being canceled, which affects our lease revenue. We are uncertain how this pandemic will affect our ability to collect in the future or its overall effect on our lease revenue.

Comparison of the three-month period ended March 31, 2022 with the three month-period ended March 31, 2021.

The revenue for the three months ended March 31, 2022 consisted of $158 related to excess collections for previously funded procedures coupled with $26,073 in lease revenues. The revenue for the three months ended March 31, 2021 consisted of $4,818 related to excess collections for previously funded procedures coupled with $26,073 in lease revenues. For the three months ended March 31, 2022 and 2021, we were not involved in any new procedures with spine injury diagnostic centers.

During the three months ended March 31, 2022, we incurred $73,176 of operating, general and administrative expenses compared to $90,671 for the same period in 2021. Operating, general and administrative expenses were lower for the 2022 quarter compared to 2021 primarily due to reduced consulting fees and payroll expenses.

As a result of the foregoing, we had net loss of ($33,085) for the three months ended March 31, 2022, compared to a net loss of ($66,543) for the three months ended March 31, 2021.

Working Capital

The calculation of Working Capital provides additional information and is not defined under GAAP. We define Working Capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP. This information is intended to provide investors with information about our liquidity.

Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had total current liabilities of $463,319 and $432,495, respectively, and current assets of $1,168,663 and $43,700, respectively, to meet our current obligations. As of March 31, 2022, we had working capital of $705,344, an increase of working capital of $1,094,139 as compared to December 31, 2021, driven primarily by an increase in cash as a result of our acquisition of Bitech Mining partially offset by a reduction in accounts receivables.

For the three months ended March 31, 2022, cash used in operations was ($218) which primarily included the net loss of ($33,085) and collections of accounts receivable of $24,992.

Cash provided in financing activities was derived primarily from the acquisition of Bitech Mining and its $1,150,163 of cash as of March 31, 2022.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Transactions with Related Parties

Up until March 31, 2022, the Company maintained its executive offices at 5151 Mitchelldale A2, Houston, Texas 77092. This office space encompasses approximately 200 square feet and was provided to us at the rental rate of $1,000 per month under a month-to-month agreement with Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our former director and Chief Executive Officer. The rent included the use of the telephone system, computer server, and copy machines. We discontinued paying rent in December 2021 due to a lack of funds, and since then NSO has provided the Company this office space rent free.

As further described in Note 6, during 2020 we borrowed $610,000 from Peter Dalrymple, a director of the Company, under a secured promissory note. As further discussed in Note 4, the Company transferred certain accounts receivable with a carrying amount of $0 to an entity owned and controlled by Mr. Dalrymple in exchange for a reduction in the amount due under the promissory note in the amount of $33,946. The outstanding balance of the note was $395,000 at March 31, 2022 and December 31, 2021.

Also, see discussion above regarding the MSA, the Note, the Note Amendment, the Security Agreement and the Security Agreement Amendment.

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the three months ended March 31, 2022.

Critical Accounting Policies

See Note 2 of the accompanying notes to unaudited condensed consolidated financial statements, which note is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

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

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A, “Risk Factors” in our 2021 Annual Report on Form 10-K. We believe the risk factors presented in this filing and those presented on our Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

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

COVID-19 has had, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The impact of COVID-19 may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6*	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7*	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8*	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference from Form 10-K filed with the SEC on March 26, 2021.)

3.9*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.10*	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 from Form 8-K filed with the SEC on April 4, 2022).

3.11*	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 from Form 8-K filed with the SEC on May 2, 2022).

10.1*	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.2*	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.3*	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on November 2, 2021).

10.4*	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021).

10.5*	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 from Form 8-K filed with the SEC on April 4, 2022).

10.6*+	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 from Form 8-K filed with the SEC on April 4, 2022).

10.7*	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 from Form 8-K filed with the SEC on April 4, 2022).

10.8*	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 from Form 8-K filed with the SEC on April 4, 2022).

10.9*†	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on April 20, 2022).

10.10*†	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 from Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 from Form 8-K filed with the SEC on April 20, 2022).

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference from our previous filings with the SEC.

+	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

†	Includes management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitech Technologies Corporation

Date: May 6, 2022	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

