Form 10-Q
period 2022-06-30
Bitech Technologies Corp
filed 2022-08-05
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

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

As of August 1, 2022, there were 514,005,770 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$443,920	$976,947
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 at June 30, 2022 and December 31, 2021, respectively	-	-

Total current assets	443,920	976,947

Intangible Asset – Exclusive License	35,000	35,000

Total assets	$478,920	$1,011,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	-	-
Accounts payable and accrued liabilities	28,237	11,106

Total current liabilities	28,237	11,106

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 514,005,770 and 20,240,882 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	514,006	20,241
Additional paid-in capital	711,914	1,265,559
Accumulated deficit	(775,237)	(284,959)

Total stockholders’ equity	450,683	1,000,841

Total liabilities and stockholders’ equity	$478,920	$1,011,947

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended June 30, 2022	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2022	For the Six Months ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Equipment Sales	$-	$-	$-	$-
Service Revenue	-	-	-	-
Other Revenue	76,672	-	76,672	-
TOTAL REVENUE	76,672	-	76,672	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	76,672	-	76,672	-

OPERATING EXPENSES
General & Administrative	337,588	15,840	566,749	32,970
Total Operating Expenses	337,588	15,840	566,749	32,970

LOSS FROM OPERATIONS	(260,916)	(15,840)	(490,078)	(32,970)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	-	-
Interest Income	-	-	-	-
Interest Expense	(200)	-	(200)	-

Total Other Income (Expense)	(200)	-	(200)	-

LOSS BEFORE INCOME TAXES	(261,116)	(15,840)	(490,278)	(32,970)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(261,116)	$(15,840)	$(490,278)	$(32,970)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES	36,433,588	20,240,882	28,337,235	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(490,278)	$(32,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	-
Common Stock issued for services		9,800
Common Stock issue for Exclusive License		10,000
Changes in operating assets and liabilities:
Accounts receivable, net	-	-
Advances to Related Party	-	(63,609)
Prepaid expenses and other assets	-	-
Accounts payable and accrued liabilities	17,131	-

Net cash provided (used) by operating activities	(473,147)	(76,779)

Cash flows from investing activities:
Purchase Intangible Asset – Exclusive License	-	(25,000)

Net cash used in investing activities	-	(25,000)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	-	220,000
Recapitalization – payments to SPIN	(59,880)

Net cash provided by (used) in financing activities	(59,880)	220,000

Net increase (decrease) in cash and cash equivalents	(533,027)	118,221
Cash and cash equivalents at beginning of period	976,947	-

Cash and cash equivalents at end of period	$443,920	$118,221

Supplementary disclosure of cash flow information:
Interest paid	$200	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

As of June 30, 2022

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 21, 2021 (inception)	20,240,882	20,241			1,265,559		1,285,800

Net loss	-	-			-	(284,959)	(284,959)

Balances, December 31, 2021	20,240,882	$20,241			$1,265,559	$(284,959)	$1,000,841
Recapitalization					(59,880)		(59,880)
Restricted Stock Awards	7,983,720	7,984			(7,984)
Series A Preferred Shares issued in Share Exchange			9,000,000	9,000			9,000
Shares issued upon conversion of Series A Preferred Stock	485,781,168	485,781	(9,000,000)	(9,000)	(485,781)		(9,000)
Net loss	-	-	-	-	-	(490,278)	(490,278)
Balances, June 30, 2022	514,005,770	$514,006	-	$-	$711,914	$(775,237)	$450,683

No dividends were paid for the six months ended June 30, 2022 and 2021.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Bitech Technologies Corporation (formerly, Spine Injury Solutions Inc.) (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. In connection with the Company’s planned expansion of its business following the completion of the acquisition of Bitech Mining Corporation, a Wyoming corporation (“Bitech Mining”), it filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware on April 29, 2022 to change its corporate name to Bitech Technologies Corporation.

We are a development-stage technology company dedicated to providing a suite of green energy solutions which we call the Evirontek Integrated Platform with a focus on cryptocurrency mining, data centers, commercial and residential utility, electric vehicle, and other renewable energy initiatives. We seek to offer our Evirontek Integrated Platform to resolve the exorbitantly high cost of electricity in crypto mining and related industries. Our initial core technology is Tesdison; a revolutionary U.S. patented self-charging dual-battery system technology providing increased efficiency in power generation. We plan to seek business partnerships with renewable energy providers for various applications and engage with value-added resellers to facilitate and implement our scalable and modular system solution.

The Company acquired Bitech Mining on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining (collectively, the “Bitech Mining Shares”). In consideration of the Bitech Mining Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each Bitech Mining Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall automatically convert into 53.975685 shares (an aggregate of approximately 485,781,300) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there are a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Upon conversion of the Series A Preferred Stock, the Sellers were expected to hold, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and Bitech Mining is considered the acquirer for accounting purposes. As a result of the Share Exchange and the change in our business and operations, a discussion of the past financial results of our predecessor, Spine Injury Solutions Inc., is not pertinent, and under applicable accounting principles, the historical financial results of Bitech Mining, the accounting acquirer, prior to the Share Exchange are considered our historical financial results.

Prior to March 31, 2022, we were engaged in the business of owning, developing and leasing the Quad Video Halo video recording system (“QVH”) used to record medical procedures including the collection of accounts receivables related to previously provided spine injury diagnostic services (collectively, the “QVH Business”). On June 30, 2022, we sold the assets related to the QVH Business.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2022, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at June 30, 2022 or December 31, 2021.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the six months ended June 30, 2022 and 2021, we did not recognize any compensation expense during those periods.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties are recognized as income tax expense and tax credits as a reduction in income tax expense. For the year ended December 31, 2021, we recognized no estimated interest or penalties as income tax expense.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and six months ended June 30, 2022 and 2021, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock was 250,000,000 shares and increased on June 27, 2022 to 1,000,000,000 $0.001 par value per share. On June 27, 2022 the 9,000 shares of Series A Convertible Preferred Stock issued as of March 31, 2022 automatically converted to 485,781,168 shares of common stock. As of June 30, 2022, there were 514,005,770 common shares issued and outstanding.

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

On April 19, 2022, the Company issued 4,635,720 shares of its restricted Common Stock to an individual as compensation for future services at a fair value price on the date of issuance of $0.10 per share. The shares vest 25% on each April 18 commencing on April 18, 2023 so long as the individual is providing services to the Company or one of its subsidiaries.

On April 14, 2022, the Company issued 3,348,000 shares of its restricted Common Stock to an individual as compensation for future services at a fair value price on the date of issuance of $0.10 per share. 1,802,769 shares vest on April 13, 2023 and 515,077 shares vest on April 13, 2024, April 13, 2025, and April 13, 2026 so long as the individual is providing services to the Company or one of its subsidiaries.

NOTE 4. ACQUISITION OF BITECH MINING

On March 31, 2022, the Company acquired 94,312,250 shares of Bitech Mining’s Common Stock in exchange for 9,000,000 shares of its Series A Preferred Stock representing 100% of the issued and outstanding shares of Bitech Mining.

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and Bitech Mining is considered the acquirer for accounting purposes. As a result of the Share Exchange and the change in our business and operations, a discussion of the past financial results of our predecessor, Spine Injury Solutions Inc., is not pertinent, and under applicable accounting principles, the historical financial results of Bitech Mining, the accounting acquirer, prior to the Share Exchange are considered our historical financial results.

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

Purchase price	$1,113,679

Cash	$1,150,163
Total assets:	$1,185,163
Less: liabilities assumed	$(71,484)
Net assets acquired	$1,113,679
Purchase price in excess of net assets acquired	$0

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

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

NOTE 6. RESTATEMENT OF PREVIOUSLY ISSUED/REPORTED FINANCIAL STATEMENTS

The financial statements for the three months ended March 31, 2022 have been restated. On July 20, 2022, our management determined that the Company erroneously did not reflect the accounting perspective of Bitech Mining on March 31, 2022 financial reporting as a result of the Share Exchange in accordance with ASC 805-40-45-1.

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and Bitech Mining is considered the acquirer for accounting purposes. As a result of the Share Exchange and the change in our business and operations, a discussion of the past financial results of our predecessor, Spine Injury Solutions Inc., is not pertinent, and under applicable accounting principles, the historical financial results of Bitech Mining, the accounting acquirer, prior to the Share Exchange are considered our historical financial results.

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued/reported balance sheet:

	As of March 31, 2022
	As Previously Reported	Adjustments	As Restated
Accrued expenses (including accrued interest)	68,319	28,535	96,854
Note payable	395,000	-	395,000

Additional paid-in capital	21,022,725	(19,826,046)	1,196,679

Accumulated deficit	(20,311,631)	19,797,511	(514,121)

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued/reported statement of operations:

	As of March 31, 2022
	As Previously Reported	Adjustments	As Restated
Total Revenue	26,231	(26,231)	-
Gross Profit	26,231	(26,231)	-

Operating, general and administrative expense	73,176	155,986	229,162
Other income	20,000	(20,000)	-
Interest expense	(6,140)	6,140	-

Net loss	(33,085)	(196,077)	(229,162)

Net income per share, basic and diluted	$0.00	(0.01)	$(0.01)

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of the restatements on the Company’s previously issued/reported statement of shareholder deficit:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2021, as previously reported	20,240,882	$20,241	19,869,511	(20,278,547)	(388,795)

Corrections of errors			(18,603,952)	19,993,588	1,389,636
Balance, December 31, 2021, as restated	20,240,882	$20,241	$1,265,559	$(284,959)	$1,000,841

Balance, As of March 31, 2022, as previously reported	20,240,882	$20,241	$21,022,725	$(20,311,632	740,334

Corrections of errors			(19,826,046)	19,797,511	(28,535)
Balance, As of March 31, 2022, as restated	20,240,882	$20,241	$1,196,679	$(514,121)	711,799

The following table presents the effect of the restatements and reclassifications on the Company’s previously issued/reported statement of cash flows:

	As of March 31, 2022
	As Previously Reported	Adjustments	Reclassifications	As Restated
Cash flows from operating activities:
Net income	(33,085)	(196,077)		(229,162)

Changes in working capital assets and liabilities:
Accounts receivable	24,992	(27,263)		(2,271)
Accounts payable and accrued expenses	7,875	77,873		85,748
Accrued interest on notes payable
Note payable assumed in merger	-	395,000		395,000
Cash from acquisition of Bitech Mining Corporation	1,150,163	(1,150,163)		-
Recapitalization – payments to SPIN	-	(59,880)		(59,880)
Supplemental schedule of non-cash transactions:

NOTE 7. SUBSEQUENT EVENTS

Effective as of July 8, 2022, the Financial Industry Regulatory Authority, Inc. (“FINRA”) confirmed that it had received the necessary documentation to process the Company’s request to change its name and trading symbol previously disclosed in its Form 8-K filed with the Securities and Exchange Commission on May 2, 2022. The Company’s ticker symbol on the OTCQB tier of the OTC Markets Group. Inc. was changed to “BTTC” on July 8, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the six months ended June 30, 2022 and 2021 and for the years ended December 31, 2021 and 2020. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the six months ended June 30, 2022 and 2021 and our financial statements for the period January 8, 2021 (inception) through December 31, 2021 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

The information about us provided in this MD&A, including information incorporated by reference, may contain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws and Canadian securities laws. All statements, other than statements of historical fact, made by us that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words and includes, among others, information regarding: our ability to become profitable and generate cash in our operating activities; our need for substantial additional financing to operate our business and difficulties we may face acquiring additional financing on terms acceptable to us or at all; our significant indebtedness and significant restrictions on our operations; our ability to develop and manufacture each of the components of our planned Evirontek Integrated Platform; the impact of global climate change on our ability to conduct future operations; our dependence on key inputs, suppliers and skilled labor for the production of each of the components of the Evirontek Integrated Platform; our ability to attract and retain key personnel; growth-related risks, including capacity constraints and pressure on our internal systems and controls; risk related to the protection of our intellectual property and our exposure to infringement or misappropriation claims by third parties; risks related to competition; risks related to our lack of internal controls over financial reporting and their effectiveness; increased costs we are subject to as a result of being a public company in the United States; and other events or conditions that may occur in the future.

Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties described in “Risk Factors.”

Although we believe that the expectations and assumptions on which such forward-looking statements are based are reasonable, undue reliance should not be placed on the forward-looking statements, because no assurance can be given that they will prove to be correct. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors and risks. These include, but are not limited to the risks described in “Risk Factors.”

Consequently, all forward-looking statements made in this MD&A and other documents, as applicable, are qualified by such cautionary statements, and there can be no assurance that the anticipated results or developments will actually be realized or, even if realized, that they will have the expected consequences to or effects on us. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we and/or persons acting on its behalf may issue. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required under securities legislation.

Overview of the Business

We are a development-stage technology company dedicated to providing a suite of green energy solutions which we call the Evirontek Integrated Platform with a focus on cryptocurrency mining, data centers, commercial and residential utility, electric vehicle, and other renewable energy initiatives. We seek to offer our Evirontek Integrated Platform to resolve the exorbitantly high cost of electricity in crypto mining and related industries. Our initial core technology is Tesdison; a revolutionary U.S. patented self-charging dual-battery system technology providing increased efficiency in power generation. We plan to seek business partnerships with renewable energy providers for various applications and engage with value-added resellers to facilitate and implement our scalable and modular system solution.

There is an urgency in the global needs of today’s ever-changing energy landscape in the world of cryptocurrency mining where power saving is the most challenging issue for this business. Our goal is to change the future of the cryptocurrency mining businesses by providing our patented revolutionary green technology power-saving solution that has been designed to be safe, reliable, cost effective, and easily scalable.

We plan to initially market the Evirontek Integrated Platform to the cryptocurrency mining industry to reduce the exorbitant high cost of electricity. The Evirontek Integrated Platform, once fully developed, will be comprised of (1) a patented high efficiency electric power generation and charging system which we license and call the “Tesdison Technology”, (2) a chipset and related software component we plan to develop which we call the “Bitech Intellisys-8 Chipset Solution” or “Intellisys-8”, (3) Battery Energy Storage Systems (BESS) technology solution for power grid efficiency, and (4) other complementary clean energy technologies that we plan to acquire. Combined, we refer to these technologies as the Evirontek Integrated Platform.

To respond to the current increasing demand in energy efficiency solutions while expanding our potential revenue options, we also plan to (1) become a Resource Entity (RE) operating our own state-of-the-art Battery Energy Storage Systems (BESS) solution in order to re-optimize the power capacity and balance the grid with intelligent time peak shifting control, and (2) penetrate into the solar power plant market and partner with or acquire outdated, mid-field solar power plants in the U.S., especially in California and Texas, and implement a BESS solution to increase energy efficiency and monetize time peak shifting implementation with targeted power plants ranging from 20MW to 500MW. Our planned containerized BESS solution is expected to provide a high level of user-friendly and seamless integration, intelligent monitoring ability with multimode authorization for dynamic connection, ultimate safety features, and flexible application via modular design, while enhancing robustness for interference from external factors in the field.

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

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and Bitech Mining is considered the acquirer for accounting purposes. As a result of the Share Exchange and the change in our business and operations, a discussion of the past financial results of our predecessor, Spine Injury Solutions Inc., is not pertinent, and under applicable accounting principles, the historical financial results of Bitech Mining, the accounting acquirer, prior to the Share Exchange are considered our historical financial results.

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

Prior to March 31, 2022, we were engaged in the business of owning, developing and leasing the Quad Video Halo video recording system (“QVH”) used to record medical procedures including the collection of accounts receivables related to previously provided spine injury diagnostic services (collectively, the “QVH Business”). On June 30, 2022, we sold the assets related to the QVH Business.

Additionally, the COVID-19 pandemic has made it difficult for us to collect our accounts receivable, as attorney and medical offices are closed resulting in delayed settlements and medical procedures being canceled, which affects our lease revenue. We are uncertain how this pandemic will affect our ability to collect in the future or its overall effect on our lease revenue.

Comparison of the three month and six month periods ended June 30, 2022 with the three and six month periods ended June 30, 2021.

The Company has not generated any revenues from its primary business for the three months or six months ended June 30, 2022. We collected and recorded other revenue of $76,572 generated from accounts receivable previously written-off as uncollectible for the three months or six months ended June 30, 2022. There was no revenue for the three and six months ended June 30, 2021.

During the three months ended June 30, 2022, we incurred $337,588 of general and administrative expenses compared to $15,840 for the same period in 2021. During the six months ended June 30, 2022, we incurred $558,214 of general and administrative expenses compared to $32,970 for the same period in 2021. General and administrative expenses have increased during 2022 compared to 2021 as the Company moves from development stage to revenue generation.

As a result of the foregoing, we had net loss of ($261,116) for the three months ended June 30, 2022, compared to a net loss of ($15,840) for the three months ended June 30, 2021. We had net loss of ($481,743) for the six months ended June 30, 2022, compared to a net loss of ($32,970) for the six months ended June 30, 2021.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had total current liabilities of $28,237 and $11,106, respectively, and current assets of $443,920 and $976,947, respectively, to meet our current obligations. As of June 30, 2022, we had working capital of $415,683, a decrease of working capital of $550,158 as compared to December 31, 2021, driven primarily by cash used in operations.

For the six months ended June 30, 2022, cash used in operations was ($473,147) which primarily included the net loss of ($490,278) partially offset by an increase of accounts payable and accrued liabilities of $17,131.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of June 30, 2022, cash generated from financing activities was not sufficient to fund the full development of the components of the Evirontek Integrated Platform, in particular, to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses, develop and commercialize the Evirontek Integrated Platform and the capital expenditures associated with that project. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Evirontek Integrated Platform depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the three months ended June 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of transactions by us since April 1, 2022 involving unregistered issuances of our common equity securities. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D or Regulation S promulgated thereunder.

On April 19, 2022, the Company issued 4,635,720 shares of its restricted Common Stock to an individual as compensation for future services at a fair value price on the date of issuance of $0.10 per share. The shares vest 25% on each April 18 commencing on April 18, 2023 so long as the individual is providing services to the Company or one of its subsidiaries.

April 14, 2022, the Company issued 3,348,000 shares of its restricted Common Stock to an individual as compensation for future services at a fair value price on the date of issuance of $0.10 per share. 1,802,769 shares vest on April 13, 2023 and 515,077 shares vest on April 13, 2024, April 13, 2025, and April 13, 2026 so long as the individual is providing services to the Company or one of its subsidiaries.

Effective as of June 27, 2022, the Company issued an aggregate of 485,781,168 shares of its Common Stock upon the conversion of 9,000,000 shares of its Series A Convertible Preferred Stock. No additional consideration was paid to the Company in connection with the issuance. The common stock was issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

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

Bitech Technologies Corporation

Date: August 5, 2022	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

