Form 10-Q/A
period 2022-03-31
Bitech Technologies Corp
filed 2022-09-26
CIK 1066764

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

Explanatory Note

The purpose of this Amendment No. 1 to the Form 10-Q for the period ended March 31, 2022 is to properly report the financial statements for that quarter and comparative quarter to reflect the previously disclosed share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among Bitech Technologies Corporation (formerly, Spine Injury Solutions, Inc.) (the “Company”), Bitech Mining Corporation (“Bitech Mining”), each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange” and is disclosed in Note 4 to the Notes to Condensed Unaudited Financial Statements included in this report. Following completion of the Share Exchange, the Sellers owned a controlling interest in the Company.

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and Bitech Mining is considered the acquirer for accounting purposes. As a result of the Share Exchange and the change in our business and operations, a discussion of the past financial results of our predecessor, Spine Injury Solutions Inc., is not pertinent, and under applicable accounting principles, the historical financial results of Bitech Mining, the accounting acquirer, prior to the completion of the Share Exchange are considered the Company’s historical financial results.

The original filing of the Form 10-Q for the period ended March 31, 2022 erroneously reported the historical financial data of Spine Injury Solutions, Inc. rather than Bitech Mining Corporation, the acquirer for financial reporting purposes in accordance with Generally Accepted Accounting Principles.

FORM 10-Q/A

(Amendment No. 1)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (Amendment No. 1) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Bitech Technologies Corporation (formerly Spine Injury Solutions, Inc.) and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,166,381	$976,947
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 at March 31, 2022 and December 31, 2021, respectively	2,272	-

Total current assets	1,168,653	976,947

Intangible Asset – Exclusive License	35,000	35,000

Total assets	$1,203,653	$1,011,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	395,000	-
Accounts payable and accrued liabilities	96,854	11,106

Total current liabilities	491,854	11,106

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	9,000	-
Common stock: $0.001 par value, 250,000,000 shares authorized, 20,240,882 and 20,240,882 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	20,241	20,241
Additional paid-in capital	1,196,679	1,265,559
Accumulated deficit	(514,121)	(284,959)

Total stockholders’ equity	711,799	1,000,841

Total liabilities and stockholders’ equity	$1,203,653	$1,011,947

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
	(Unaudited)	(Unaudited)
REVENUE
Equipment Sales	$-	$-
Service Revenue	-	-
Other Revenue	-	-
TOTAL REVENUE	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General & Administrative	229,162	17,131
Total Operating Expenses	229,162	17,131

LOSS FROM OPERATIONS	(229,162)	(17,131)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-
Interest Income	-	-
Interest Expense	-	-

Total Other Income (Expense)	-	-

LOSS BEFORE INCOME TAXES	(229,162)	(17,131)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(229,162)	$(17,131)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES	20,240,882	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(229,162)	$(17,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	-
Common Stock issued for services		9,700
Common Stock issue for Exclusive License		10,000
Changes in operating assets and liabilities:
Accounts receivable, net	(2,271)	-
Advances to Related Party	-	(3,119)
Prepaid expenses and other assets	-	-
Accounts payable and accrued liabilities	85,747	-

Net cash provided (used) by operating activities	(145,686)	(550)

Cash flows from investing activities:
Purchase Intangible Asset – Exclusive License	-	(20,000)

Net cash used in investing activities	-	(20,000)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	-	100,100
Notes Payable assumed in reverse merger	395,000
Recapitalization – payments to SPIN	(59,880)

Net cash provided by (used) in financing activities	335,120	100,100

Net increase (decrease) in cash and cash equivalents	189,434	79,550
Cash and cash equivalents at beginning of period	976,947	-

Cash and cash equivalents at end of period	$1,166,381	$79,550

Supplementary disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

As of March 31, 2022

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 21, 2021 (inception)	20,240,882	20,241			1,265,559		1,285,800

Net loss	-	-			-	(284,959)	(284,959)

Balances, December 31, 2021	20,240,882	$20,241			$1,265,559	$(284,959)	$1,000,841
Recapitalization					(59,880)		(59,880)

Series A Preferred Shares issued in Share Exchange			9,000,000	9,000	(9,000)		-

Net loss	-	-	-	-	-	(229,162)	(229,162)
Balances, March 31, 2022	20,240,882	$20,241	9,000,000	$9,000	$1,196,679	$(514,121)	$711,799

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at March 31, 2022 or December 31, 2021.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the three months ended March 31, 2022 and 2021, we did not recognize any compensation expense during those periods.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2022 and 2021, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock was 250,000,000 shares at March 31, 2022.

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

NOTE 6. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the three months ended March 31, 2022 and 2021 and for period January 21, 2022 (inception) through December 31, 2021. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 and our financial statements for the period January 21, 2021 (inception) through December 31, 2021 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Comparison of the three month period ended March 31, 2022 with the three month period ended March 31, 2021.

The Company has not generated any revenues from its primary business for the three months ended March 31, 2022 and March 31, 2021.

During the three months ended March 31, 2022, we incurred $229,162 of general and administrative expenses compared to $17,131 for the same period in 2021. General and administrative expenses have increased during 2022 compared to 2021 as the Company moves from development stage to revenue generation.

As a result of the foregoing, we had net loss of ($229,162) for the three months ended March 31, 2022, compared to a net loss of ($17,131) for the three months ended March 31, 2021.

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

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had total current liabilities of $491,834 and $11,106, respectively, and current assets of $1,168,653 and $976,947, respectively, to meet our current obligations. As of March 31, 2022, we had working capital of $676,810, a decrease of working capital of $289,031 as compared to December 31, 2021, driven primarily by cash used in operations.

For the three months ended March 31, 2022, cash used in operations was ($145,686) which primarily included the net loss of ($229,162) partially offset by an increase of accounts payable and accrued liabilities of $85,747.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of March 31, 2022, cash generated from financing activities was not sufficient to fund the full development of the components of the Evirontek Integrated Platform, in particular, to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses, develop and commercialize the Evirontek Integrated Platform and the capital expenditures associated with that project. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Evirontek Integrated Platform depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q/A (Amendment No. 1), we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

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

Bitech Technologies Corporation

Date: September 26, 2022	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: September 26, 2022	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

