Form 10-Q/A
period 2022-03-31
Bitech Technologies Corp
filed 2022-10-05
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

In response to an SEC comment letter dated September 30, 2022, the purpose of this Amendment No. 2 to the Form 10-Q/A (“Form 10-Q/A (Amendment No. 2)”) for the period ended March 31, 2022 is to reflect in headings to the financial statements that they have been restated and disclosure in footnote no. 7 to the financial statements and Item 4 (Controls and Procedures) regarding the reporting of the previously disclosed restatement of the financial statements for that quarter and comparative quarter to reflect the proper accounting treatment of the previously disclosed share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among Bitech Technologies Corporation (formerly, Spine Injury Solutions, Inc.) (the “Company”), Bitech Mining Corporation (“Bitech Mining”), each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange” and is disclosed in Note 4 to the Notes to Condensed Unaudited Financial Statements included in this report. Following completion of the Share Exchange, the Sellers owned a controlling interest in the Company.

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

The original filing of the Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 6, 2022 (the “Form 10-Q”) erroneously reported the historical financial data of Spine Injury Solutions, Inc. rather than Bitech Mining Corporation, the acquirer for financial reporting purposes in accordance with Generally Accepted Accounting Principles.

No other changes have been made to the Form 10-Q/A (Amendment No. 2). This Form 10-Q/A (Amendment No. 2) speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

2

FORM 10-Q/A

(Amendment No. 2)

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (Amendment No. 2) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Bitech Technologies Corporation (formerly Spine Injury Solutions, Inc.) and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Restated) (Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,166,381	$976,947
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 at March 31, 2022 and December 31, 2021, respectively	2,272	-

Total current assets	1,168,653	976,947

Intangible Asset – Exclusive License	35,000	35,000

Total assets	$1,203,653	$1,011,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	395,000	-
Accounts payable and accrued liabilities	96,854	11,106

Total current liabilities	491,854	11,106

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	9,000	-
Common stock: $0.001 par value, 250,000,000 shares authorized, 20,240,882 and 20,240,882 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	20,241	20,241
Additional paid-in capital	1,196,679	1,265,559
Accumulated deficit	(514,121)	(284,959)

Total stockholders’ equity	711,799	1,000,841

Total liabilities and stockholders’ equity	$1,203,653	$1,011,947

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
	(Restated) (Unaudited)	(Restated) (Unaudited)
REVENUE
Equipment Sales	$-	$-
Service Revenue	-	-
Other Revenue	-	-
TOTAL REVENUE	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General & Administrative	229,162	17,131
Total Operating Expenses	229,162	17,131

LOSS FROM OPERATIONS	(229,162)	(17,131)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-
Interest Income	-	-
Interest Expense	-	-

Total Other Income (Expense)	-	-

LOSS BEFORE INCOME TAXES	(229,162)	(17,131)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(229,162)	$(17,131)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES	20,240,882	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(Restated) (Unaudited)	(Restated) (Unaudited)
Cash flows from operating activities:
Net loss	$(229,162)	$(17,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	-
Common Stock issued for services		9,700
Common Stock issue for Exclusive License		10,000
Changes in operating assets and liabilities:
Accounts receivable, net	(2,271)	-
Advances to Related Party	-	(3,119)
Prepaid expenses and other assets	-	-
Accounts payable and accrued liabilities	85,747	-

Net cash provided (used) by operating activities	(145,686)	(550)

Cash flows from investing activities:
Purchase Intangible Asset – Exclusive License	-	(20,000)

Net cash used in investing activities	-	(20,000)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	-	100,100
Notes Payable assumed in reverse merger	395,000
Recapitalization – payments to SPIN	(59,880)

Net cash provided by (used) in financing activities	335,120	100,100

Net increase (decrease) in cash and cash equivalents	189,434	79,550
Cash and cash equivalents at beginning of period	976,947	-

Cash and cash equivalents at end of period	$1,166,381	$79,550

Supplementary disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(RESTATED) (UNAUDITED)

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

NOTE 7. FINANCIAL STATEMENT RESTATEMENT AND CORRECTION OF ERROR

On July 20, 2022, the Board of the Companydetermined that its financial statements for the three months ended March 31, 2022 (the “March 31 Financial Statements”) included in its Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2022 could not be relied upon (the “March 31 Form 10-Q”).

The March 31 Financial Statements included in the Form 10-Q for the three-month period ended March 31, 2022, erroneously did not reflect the accounting perspective of Bitech Mining Corporation (“Bitech Mining”) on March 31, 2022 financial reporting as a result of the Share Exchange discussed below in accordance with ASC 805-40-45-1.

As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on April 4, 2022, the Company acquired Bitech Mining through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”. Following completion of the Share Exchange, the Sellers owned a controlling interest in the Company.

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

The Company had initially reflected the restatement and reclassifications in footnote 6 to its financial statements for the period ended June 30, 2022 filed in its Quarterly Report on Form 10-Q for the period then ended as filed with the SEC on August 5, 2022.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

The effect of correcting this error on the Company’s March 31 Financial Statements is shown in the tables below.

The following table presents the effect of the restatement on the balance sheet included in the previously issued March 31 Financial Statements:

	As of March 31, 2022
	As Previously Reported	Adjustments	As Restated
Accrued expenses (including accrued interest)	68,319	28,535	96,854
Note payable	395,000	-	395,000

Additional paid-in capital	21,022,725	(19,826,046)	1,196,679

Accumulated deficit	(20,311,632)	19,797,511	(514,121)

The following table presents the effect of the restatement on the statement of operations included in the previously issued March 31 Financial Statements:

	As of March 31, 2022
	As Previously Reported	Adjustments	As Restated
Total Revenue	26,231	(26,231)	-
Gross Profit	26,231	(26,231)	-

Operating, general and administrative expense	73,176	155,986	229,162
Other income	20,000	(20,000)	-
Interest expense	(6,140)	6,140	-

Net loss	(33,085)	(196,077)	(229,162)

Net income per share, basic and diluted	$0.00	(0.01)	$(0.01)

The following table presents the effect of the restatement on the statement of shareholder deficit included in the previously issued March 31 Financial Statements:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2021, as previously reported	20,240,882	$20,241	19,869,511	(20,278,547)	(388,795)

Corrections of errors			(18,603,952)	19,993,588	1,389,636
Balance, December 31, 2021, as restated	20,240,882	$20,241	$1,265,559	$(284,959)	$1,000,841

Balance, As of March 31, 2022, as previously reported	20,240,882	$20,241	$21,022,725	$(20,311,632)	740,334

Corrections of errors			(19,826,046)	19,797,511	(28,535)
Balance, As of March 31, 2022, as restated	20,240,882	$20,241	$1,196,679	$(514,121)	711,799

The following table presents the effect of the restatement on the statement of cash flows included in the previously issued March 31 Financial Statements:

	As of March 31, 2022
	As Previously Reported	Adjustments	Reclassifications	As Restated
Cash flows from operating activities:
Net income	(33,085)	(196,077)		(229,162)

Changes in working capital assets and liabilities:
Accounts receivable	24,992	(27,263)		(2,271)
Accounts payable and accrued expenses	7,875	77,872		85,747
Accrued interest on notes payable
Note payable assumed in merger	-	395,000		395,000
Cash from acquisition of Bitech Mining Corporation	1,150,163	(1,150,163)		-
Recapitalization – payments to SPIN	-	(59,880)		(59,880)
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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q/A (Amendment No. 2), we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

Based on that evaluation we have identified a material weakness in our disclosure controls and procedures over financial reporting related to the Company’s financial statements for the three months ended March 31, 2022 (the “March 31 Financial Statements”) that erroneously did not reflect the accounting perspective of Bitech Mining Corporation (“Bitech Mining”) in the March 31, 2022 financial reporting as a result of the Share Exchange in accordance with ASC 805-40-45-1. This error caused us to restate our consolidated financial statements for the three months ended March 31, 2022. Solely as a result of this material weakness, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Remediation of Material Weakness in Disclosure Controls

We have revised our disclosure control procedures and policies which includes appropriate controls and procedures for financial reporting of transactions and the application of generally accepted accounting principles. We believe these actions will be sufficient to remediate the material weakness described above and strengthen our disclosure controls and procedures over financial reporting.

Changes in Internal Control Over Financial Reporting

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness in disclosure controls as disclosed above.

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

Bitech Technologies Corporation

Date: October 5, 2022	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: October 5, 2022	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

