Form 10-Q
period 2022-09-30
Bitech Technologies Corp
filed 2022-11-10
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2022

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 000-27407

BITECH TECHNOLOGIES CORPORATION

(Name of Registrant in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

895 Dove Street, Suite 300

Newport Beach, CA 92660

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

As of October 27, 2022, there were 515,255,770 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$320,085	$976,947
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 at September 30, 2022 and December 31, 2021, respectively	-	-

Total current assets	320,085	976,947

Intangible Asset – Exclusive License	35,000	35,000

Total assets	$355,085	$1,011,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	-	-
Accounts payable and accrued liabilities	19,607	11,106

Total current liabilities	19,607	11,106

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 515,255,770 and 20,240,882 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	515,256	20,241
Additional paid-in capital	835,664	1,265,559
Accumulated deficit	(1,015,442)	(284,959)

Total stockholders’ equity	335,478	1,000,841

Total liabilities and stockholders’ equity	$355,085	$1,011,947

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2022	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2022	For the Nine Months ended September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Equipment Sales	$-	$-	$-	$-
Service Revenue	-	-	-	-
Other Revenue	-	-	76,672	-
TOTAL REVENUE	-	-	76,672	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	76,672	-

OPERATING EXPENSES
General & Administrative	240,205	57,278	806,955	90,249
Total Operating Expenses	240,205	57,278	806,955	90,249

LOSS FROM OPERATIONS	(240,205)	(57,278)	(730,283)	(90,249)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	-	-
Interest Income	-	-	-	-
Interest Expense	-)	-	(200)	-

Total Other Income (Expense)	-)	-	(200)	-

LOSS BEFORE INCOME TAXES	(240,205)	(57,278)	(730,483)	(90,249)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(240,205)	$(57,278)	$(730,483)	$(90,249)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES	534,654,261	20,240,882	201,906,489	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(730,483)	$(90,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	-
Common Stock issued for services		9,800
Common Stock issue for Exclusive License		10,000
Changes in operating assets and liabilities:
Accounts receivable, net	-	-
Advances to Related Party	-	(40,076)
Prepaid expenses and other assets	-	-
Accounts payable and accrued liabilities	8,501	-

Net cash provided (used) by operating activities	(721,982)	(110,525)

Cash flows from investing activities:
Purchase Intangible Asset – Exclusive License	-	(25,000)

Net cash used in investing activities	-	(25,000)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	125,000	285,000
Recapitalization – payments to SPIN	(59,880)

Net cash provided by (used) in financing activities	65,120	285,000

Net increase (decrease) in cash and cash equivalents	(656,862)	149,475
Cash and cash equivalents at beginning of period	976,947	-

Cash and cash equivalents at end of period	$320,085	$149,475

Supplementary disclosure of cash flow information:
Interest paid	$200	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

As of September 30, 2022

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 21, 2021 (inception)	20,240,882	20,241			1,265,559		1,285,800

Net loss	-	-			-	(284,959)	(284,959)

Balances, December 31, 2021	20,240,882	$20,241			$1,265,559	$(284,959)	$1,000,841
Recapitalization					(59,880)		(59,880)
Restricted Stock Awards	7,983,720	7,984			(7,984)
Series A Preferred Shares issued in Share Exchange			9,000,000	9,000			9,000
Shares issued upon conversion of Series A Preferred Stock	485,781,168	485,781	(9,000,000)	(9,000)	(485,781)		(9,000)
Sale of Common Stock	1,250,000	1,250			123,750		125,000
Net loss	-	-	-	-	-	(730,483)	(730,483)
Balances, September 30, 2022	515,255,770	$515,256	-	$-	$835,664	$(1,015,442)	$335,478

No dividends were paid for the nine months ended September 30, 2022 and 2021.

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

The Company acquired Bitech Mining on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining (collectively, the “Bitech Mining Shares”). In consideration of the Bitech Mining Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each Bitech Mining Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall automatically convert into 53.975685 shares (an aggregate of approximately 485,781,300) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there are a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Effective as of June 27, 2022, the Series A Preferred Stock automatically converted into 485,781,168 shares of Company Common Stock following the June 27, 2022 filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000 shares. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2022, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at September 30, 2022 or December 31, 2021.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the nine months ended September 30, 2022 and 2021, we did not recognize any compensation expense during those periods.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three and nine months ended September 30, 2022 and 2021, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 250,000,000 shares and increased on June 27, 2022 to 1,000,000,000 shares. On June 27, 2022 the 9,000,000 shares of Series A Convertible Preferred Stock issued as of March 31, 2022 automatically converted to 485,781,168 shares of common stock. As of June 30, 2022, there were 514,005,770 common shares issued and outstanding.

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

During August 2022, the Company sold 1,250,000 shares of its unregistered common stock to three accredited investors for $0.10 per share for total gross proceeds of $125,000.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

Up until March 31, 2022, the Company maintained its executive offices at 5151 Mitchelldale A2, Houston, Texas 77092. This office space encompassed approximately 200 square feet and was provided to us at the rental rate of $1,000 per month under a month-to-month agreement with Northshore Orthopedics, Assoc. (“NSO”), a company owned by William Donovan, M.D., our former director and Chief Executive Officer. The rent included the use of the telephone system, computer server, and copy machines. We discontinued paying rent in December 2021 due to a lack of funds, and until March 31, 2022 when this lease was cancelled NSO provided the Company this office space rent free.

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
Supplemental schedule of non-cash transactions:

NOTE 7. SUBSEQUENT EVENTS

NONE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the nine months ended September 30, 2022 and 2021 and for the years ended December 31, 2021 and 2020. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 and our financial statements for the period January 8, 2021 (inception) through December 31, 2021 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

The Company acquired Bitech Mining Corporation, a Wyoming corporation (“Bitech Mining”) on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining (collectively, the “Bitech Mining Shares”). In consideration of the Bitech Mining Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each Bitech Mining Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall automatically convert into 53.975685 shares (an aggregate of approximately 485,781,300) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there are a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Effective as of June 27, 2022, the Series A Preferred Stock automatically converted into 485,781,168 shares of Company Common Stock following the June 27, 2022 filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000 shares. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

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

Disposition of Quad Video Assets

On June 30, 2022 (the “Effective Date”), we completed the sale of all of the assets of our wholly owned subsidiary Quad Video Halo, Inc. (“Quad Video”) pursuant to the terms of an Asset Purchase Agreement entered into among Quad Video, Quad Video Holdings Corporation (“Quad Holdings”) and Peter Dalrymple, a former officer, director and substantial shareholder of the Company (“Dalrymple,” together with Quad Holdings, collectively, the “Buyers”) dated as of the Effective Date (the “Quad Video APA”). Pursuant to the terms of the Quad Video APA, Quad Video sold all of its assets to Quad Holdings which included its accounts receivables, fixed assets, intangible assets and all customer lists associated with Quad Video’s business (the “Quad Video Assets”).

Under the terms of the Quad Video APA, the amount of the consideration paid to the Company for purchase of the Quad Video Assets was Mr. Dalrymple’s cancellation of a promissory note with an approximate principal balance of $8,789 plus accrued interest as of the Effective Date issued by the Company to Mr. Dalrymple and the cancellation of a security agreement securing payment of that note pursuant to a Secured Promissory Note and Security Agreement Cancellation Agreement and assumed all liabilities related the Quad Video’s operations and the Quad Video Assets and terminated the Management Services Agreement entered into among the Company, Quad Video and Dalrymple dated March 31, 2022 pursuant to a Management Services Termination Agreement.

In addition, on the Effective Date, we completed the sale of certain accounts receivables related to our spine pain management business pursuant to the terms of an Asset Purchase Agreement entered into among the Company, SPIN Collections LLC, a company owned or controlled by Dalrymple and Dalrymple (the “SPIN Accounts Receivable APA”). The consideration received by the Company in connection with the SPIN Accounts Receivable APA was $10.00 and other good and valuable consideration that was nominal and immaterial.

Prior to March 31, 2022, we were engaged in the business of owning, developing and leasing the Quad Video Halo video recording system (“QVH”) used to record medical procedures including the collection of accounts receivables related to previously provided spine injury diagnostic services (collectively, the “QVH Business”). On June 30, 2022, we sold the assets related to the QVH Business.

Comparison of the three month and nine month periods ended September 30, 2022 with the three and nine month periods ended September 30, 2021.

The Company has not generated any revenues from its primary business for the three months or nine months ended September 30, 2022. We collected and recorded other revenue of $76,572 generated from accounts receivable previously written-off as uncollectible for the nine months ended September 30, 2022. There was no revenue for the three and nine months ended September 30, 2021.

During the three months ended September 30, 2022, we incurred $240,205 of general and administrative expenses compared to $57,278 for the same period in 2021. During the nine months ended September 30, 2022, we incurred $806,955 of general and administrative expenses compared to $90,249 for the same period in 2021. General and administrative expenses have increased during 2022 compared to 2021 as the Company moves from development stage to revenue generation.

As a result of the foregoing, we had net loss of ($240,205) for the three months ended September 30, 2022, compared to a net loss of ($57,278) for the three months ended September 30, 2021. We had net loss of ($730,483) for the nine months ended September 30, 2022, compared to a net loss of ($90,249) for the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had total current liabilities of $19,607 and $11,106, respectively, and current assets of $320,685 and $976,947, respectively, to meet our current obligations. As of September 30, 2022, we had working capital of $300,478, a decrease of working capital of $665,363 as compared to December 31, 2021, driven primarily by cash used in operations.

For the nine months ended September 30, 2022, cash used in operations was ($721,928) which primarily included the net loss of ($730,483) partially offset by an increase of accounts payable and accrued liabilities of $8,501.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of September 30, 2022, cash generated from financing activities was not sufficient to fund the full development of the components of the Evirontek Integrated Platform, in particular, to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses, develop and commercialize the Evirontek Integrated Platform and the capital expenditures associated with that project. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Evirontek Integrated Platform depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the three months ended September 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

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

**Further, COVID-19 has caused us to modify our business practices, including restricting employee travel, modifying employee work locations, increasing reliance on remote access to our information systems, implementing social distancing and enhanced sanitary measures in our offices, we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. Further, our enhanced reliance on remote access to our information systems increases our exposure to cybersecurity attacks or data security incidents.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of transactions by us since July 1, 2022 involving unregistered issuances of our common equity securities. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D or Regulation S promulgated thereunder.

During August 2022 the Company sold 1,250,000 shares of its unregistered common stock to three accredited investors for $0.10 per share for total gross proceeds of $125,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2*	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3*	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4*	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5*	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6*	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7*	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8*	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference from Form 10-K filed with the SEC on March 26, 2021.)

3.9*	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.10*	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 from Form 8-K filed with the SEC on April 4, 2022).

3.11*	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 from Form 8-K filed with the SEC on May 2, 2022).

3.12*	Certificate of Amendment to Certificate of Incorporation, as amended, dated June 27, 2022. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022.)

10.1*	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.2*	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.3*	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on November 2, 2021).

10.4*	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021).

10.5*	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 from Form 8-K filed with the SEC on April 4, 2022).

10.6*+	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 from Form 8-K filed with the SEC on April 4, 2022).

10.7*	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 from Form 8-K filed with the SEC on April 4, 2022).

10.8*	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 from Form 8-K filed with the SEC on April 4, 2022).

10.9*†	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on April 20, 2022).

10.10*†	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 from Form 8-K filed with the SEC on April 20, 2022).

10.11*†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 from Form 8-K filed with the SEC on April 20, 2022).

10.12*	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13*+	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14*	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15*	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between Supergreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16*	Amendment of Patent & Technology Exclusive License Agreement entered into between Supergreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17*

Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between Supergreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

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

Bitech Technologies Corporation

Date: November 10, 2022	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

