Form 10-K
period 2022-12-31
Bitech Technologies Corp
filed 2023-03-31
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 000-27407

BITECH TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0187705
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

895 Dove Street, Suite 300

Newport Beach, CA 92660

(Address of principal executive offices, Zip Code)

Telephone: (855) 777-0888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $14,000,000 as of the last business day of the registrant’s most recently completed fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

At March 31, 2023, there were 463,998,027 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information in this Annual Report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in the Company’s forward-looking statements and you should not place undue reliance on the Company’s forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are made based on the Company’s current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect the Company’s future results or operations. These factors, uncertainties and risks may cause the Company’s actual results to differ materially from any forward-looking statement set forth in this Annual Report on Form 10-K. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the Securities and Exchange Commission (the “SEC”) before making any investment decision with respect to the Company’s securities. All forward-looking statements attributable to us or persons acting on the Company’s behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1. BUSINESS

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

Currently, we have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with industry focus on green data centers, commercial and residential utility, EV infrastructure, and other renewable energy initiatives. We plan to pursue these innovative energy technologies through research and development, planned acquisitions of other green energy technologies and plans to become a grid-balancing operator using Battery Energy Storage System (BESS) solutions and applying new green technologies in power plants as a technology enabler in the green energy sector. While participating in the clean energy economy, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement or manufacture these innovative, scalable energy system solutions with technological focuses on smart grids, Building Energy Management System (BEMS), energy storage, and EV infrastructure.

To accelerate growth of a planned intellectual property (IP) portfolio through acquisition strategies, we plan to execute our “Smart Acquisition Model” depicted in the diagram below with selected acquisitions of defensible technologies accompanied with visionary management teams who can demonstrate a common goal with us in order to unlock the full potential with capital infusion, accelerate growth. To achieve our development plans, we plan to incubate those acquired companies toward foreseeable plans for mergers and acquisitions, formation of global joint ventures, while facilitating new market entry to today’s fastest growing Southeast Asia region. With this acquisition model, we expect to build a valuable technology portfolio of IP assets in various innovative green energy technologies, leveraging our network of global capital partners with low-cost manufacturing capacity and oversea outsourcing technical talents from our niche sources in Vietnam.

We plan to execute a “Dual Growth Business Model” as depicted in the diagram below encompassing (1) IP portfolio growth which includes technology licensing or technology acquisitions, enhanced with our plans to carry out research and development for specific applications, and (2) sustainable revenue growth by executing planned BESS acquisitions via joint ventures with capital partners to collect joint venture income from BESS operations or Vietnam-based manufacturing partners which can manufacture products derived from our technology solutions.

In light of these initiatives and other reasons noted below, the Company has, however, elected to discontinue its efforts to commercialize the electric power generation and charging system (the “Tesdison Technology”) it formerly licensed from SuperGreen Energy Corporation (“SuperGreen”) pursuant to the Patent & Technology Exclusive and Non-Exclusive License Agreement dated January 15, 2021, as amended, entered into between SuperGreen and the Company’s wholly owned subsidiary Bitech Mining Corporation (“Bitech Mining”) (the “SuperGreen License”). The Company has determined that the Tesdison Technology was not functional nor was it capable of being developed into a commercially viable product as had been represented to the Company by SuperGreen, its founder Calvin Cao, and his brother Michael Cao, leading up to Bitech Mining entering into the SuperGreen License. In addition, the Company will temporarily pause the further development of Intellisys-8, the Company’s planned chipset and related software that had been designed to reduce power consumption and heat in computer systems and accelerate their computational speed due to the currently unfavorable market conditions within the cryptocurrency market.

Acquisition of Bitech Mining Corporation

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

The following agreements were entered into in connection with the acquisition of Bitech Mining:

Management Services Agreement. On the Closing Date, the Company, Quad and Peter L. Dalrymple (“Dalrymple”), a former director of the Company, entered into a Management Services Agreement (the “MSA”) whereby Dalrymple agreed to act as the general manager of the video recording operations of Quad and collect certain accounts receivable of the Company (the “Services”). In exchange for providing the Services, the Company agreed to pay Dalrymple a fee equal to the net revenues derived from these operations after payment of all operating expenses related to such operations. The term of the MSA commences on the Closing Date and continues until the earlier to occur of the following: (i) 90 days after the Closing Date; (ii) the Company and Dalrymple’s mutual written consent; or (iii) any material breach of the MSA by either party, provided that the breaching party has been provided written notice of such breach and has failed to cure such breach within ten (10) days of receipt of such written notice.

Amendment to the Note. On the Closing Date, the Company, Quad and Dalrymple, entered into an Amendment to the Secured Promissory Note (the “Note Amendment”) whereby Dalrymple agreed that (i) the principal and accrued interest outstanding under the Secured Promissory Note dated August 31, 2020 as amended on October 29, 2021 issued by the Company in favor of Dalrymple (collectively, the “Note”) is $95,000 as of the Closing Date, (ii) the date on which the outstanding principal and accrued interest is due is 90 days after the Closing Date, (iii) any obligations of (x) the Company that become due and owing to Bitech Mining or the Sellers under Section 4.07(c) of the Share Exchange Agreement or (y) that become due and owing under Section 6.12 of the MSA may be offset against any amounts owed by the Company or Quad under the Note and (iv) all claims or causes of action (whether in contract or in tort, in law or in equity) that may be based upon, arise out of or relate to the Note, or the negotiation, execution or performance of the Note (including any representation or warranty made in or in connection with the Note or as an inducement to enter into the Note or this Amendment), may be made only against Quad, and SPIN who is not a party to the Note as of the Closing Date, including without limitation any past, present or future director, officer, employee, incorporator, member, manager, partner, equity holder, affiliate, agent, attorney or representative of SPIN (“SPIN Parties”), shall have no liability (whether in contract or in tort, in law or in equity, or based upon any theory that seeks to impose liability of the SPIN Parties) for any obligations or liabilities arising under, in connection with or related to the Note or for any claim based on, in respect of, or by reason of the Note or its negotiation or execution, and Dalrymple waives and releases all such liabilities, claims and obligations against any such SPIN Parties.

Amendment to the Security Agreement. On the Closing Date, the Company, Quad and Dalrymple, entered into an Amendment to Security Agreement (the “Security Agreement Amendment”) whereby the parties to that agreement agreed that (i) Quad shall be included with the Company as an additional debtor for all purposes in the Security Agreement entered into between the Company and Dalrymple dated August 31, 2020 (the “Security Agreement”), (ii) Quad’s collateral obligations under the Security Agreement shall only relate to its accounts receivable, and the collateral described relating to “Pledged Securities” as defined in the Security Agreement shall not apply to Quad’s obligations under the Security Agreement, (iii) the Company’s pledge of its accounts receivables as provided for in the Security Agreement will be limited solely to the Company’s accounts receivables in existence as of March 27, 2022 at 11:59 P.M. ET, and shall not apply to any after acquired accounts receivables and (iv) the Company is authorized to file an amended financing statement to reflect the terms of Security Agreement Amendment and Quad shall promptly file a financing statement reflecting the terms set for in such amendment.

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

Effective as of June 27, 2022, we issued an aggregate of 485,781,168 shares (the “Conversion Shares”) of our common stock upon the conversion of 9,000,000 shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Series A Preferred”). The shares of the Series A Preferred were issued to the former shareholders of Bitech Mining on March 31, 2022 in exchange for their shares in Bitech Mining representing 100% of the issued and outstanding shares of Bitech Mining. The Series A Preferred automatically converted into our common stock upon our filing of a Certificate of Amendment to our Certificate of Incorporation, as amended on June 27, 2022.

Employees

As of December 31, 2022, we had two full-time employees. To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or are subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 895 Dove Street, Suite 300, Newport Beach, CA 92660. We occupy this location pursuant to a lease that may be terminated by us on 90 days prior notice.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, to our knowledge, there are no legal proceedings or regulatory actions material to us to which we are a party, or have been a party to, or of which any of our property is or was the subject matter of, and no such proceedings or actions are known by us to be contemplated except as provided below:

Due to the misrepresentations and omissions of SuperGreen, Calvin C. Cao and Michael H. Cao, among other reasons, the Company filed a complaint in the U.S. District Court, Central District of California on February 2, 2023 against SuperGreen, Michael H. Cao, Linh T. Dao, Calvin C. Cao and entities affiliated with them alleging fraud-concealment, breach of contract, breach of fiduciary duty-duty of good faith, breach of fiduciary duty-undivided loyalty, conversion and violation of California Penal Code Sec. 496 (the “Cao Lawsuit”). This lawsuit seeks compensatory damages of at least $33.6 million, treble and punitive damages, imposition of a constructive trust over the defendants assets, pre-judgment and post-judgment interest, attorney’s fees and such other relief as determined by the court.

Effective February 20, 2023, the Company, together with its wholly owned subsidiary Bitech Mining Corporation entered into a Confidential Settlement, Mutual Release, and Share Transfer Agreement (the “C. Cao Settlement Agreement”) with Calvin Cao (“C. Cao”) and SuperGreen Energy Corporation (“SuperGreen,” together with C. Cao, the “C. Cao Parties”). The C. Cao Settlement Agreement settles as to the C. Cao Parties, the Cao Lawsuit. Pursuant to the C. Cao Settlement Agreement, the C. Cao Parties terminated the Patent & Technology Exclusive and Non-Exclusive License Agreement between Bitech Mining Corporation and SuperGreen dated January 15, 2021 as amended on January 15, 2021 and on March 26, 2022 (the “License Agreement”) and SuperGreen canceled 51,507,749 shares of the Company’s common stock, par value $0.001 per share issued by the Company to SuperGreen pursuant to the License Agreement. In addition, the parties to the Settlement Agreement agreed to a mutual general release of liabilities against each other, refrain from making any disparaging remarks about each other and the Company’s filing a dismissal with prejudice of the Cao Lawsuit as to the C. Cao Parties. The Settlement Agreement also contains additional covenants, representations and warranties that are customary of litigation settlement agreements. The Company intends to continue to pursue the Cao Lawsuit as to the remaining defendants in that case, namely Michael Cao, B&B Investment Holding, LLC (“B&B Investment”) and Linh Dao.

On March 6, 2023, Michael Cao and Linh Dao filed, without an attorney, a pro se Motion to Dismiss for Lack of Jurisdiction. No hearing has been set for this motion. On March 23, 2023, the Court entered a default against B&B Investment for failing to appear or otherwise defend itself in the case. B&B Investment is an affiliate of Michael Cao.

The Company intends to vigorously prosecute this case and believes the basis for the motion to dismiss the case lack merit. We cannot predict the outcome of this lawsuit, however.

Litigation Assessment

We have evaluated the foregoing Cao Lawsuit to assess the likelihood of any unfavorable outcome and to estimate, if possible, the amount of potential loss as it relates to the litigation. Based on this assessment and estimate, which includes an understanding of our intention to vigorously prosecute the Cao Lawsuit, we believe that the potential defenses of any of the remaining defendants lack merit, however, and we cannot predict the likelihood of any recoveries by any of our claims against the remaining defendants. This assessment and estimate is based on the information available to management as of the date of this Annual Report and involves a significant amount of management judgment, including the inherent difficulty associated with assessing litigation matters in their early stages. As a result, the actual outcome or loss may differ materially from those envisioned by the current assessment and estimate. Our failure to successfully prosecute, defend or settle the Cao Litigation with the remaining defendants could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. under the symbol, “BTTC.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth trading information for our common stock for the periods indicated, as quoted on the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Low Trading Price	High Trading Price
Period	($)	($)
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	0.02	0.14
Third Quarter (September 30, 2022)	0.10	0.19
Second Quarter (June 30, 2022)	0.09	0.45
First Quarter (March 31, 2022)	0.07	0.18

Year Ended December 31, 2021
Fourth Quarter (December 31, 2021)	0.05	0.21
Third Quarter (September 30, 2021)	0.15	0.42
Second Quarter (June 30, 2021)	0.06	0.43
First Quarter (March 31, 2021)	0.03	0.19

Record Holders

As of December 31, 2022 there were approximately 115 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries. We believe there are approximately 550 shareholders as of December 31, 2022.

Dividend Policy

We have not declared or paid any dividends on our common stock since our inception. We currently intend to reinvest all cash resources to finance the development and growth of our business. As a result, we do not intend to pay dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, earnings, legal requirements, restrictions in its debt agreements and any other factors that our board of directors deems relevant. In addition, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that we or our subsidiaries may incur.

[Unregistered Sales of Securities]

The following information represents securities sold by us that has not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

On April 19, 2022, the Company issued 4,635,720 shares of its Common Stock to an individual as compensation for future services at a fair value price on the date of issuance of $0.10 per share. The shares vest 25% on each April 18 commencing on April 18, 2023 so long as the individual is providing services to the Company or one of its subsidiaries.

On April 14, 2022, the Company issued 3,348,000 shares of its Common Stock to an individual as compensation for future services at a fair value price on the date of issuance of $0.10 per share. 1,802,769 shares vest on April 13, 2023 and 515,077 shares vest on April 13, 2024, April 13, 2025, and April 13, 2026 so long as the individual is providing services to the Company or one of its subsidiaries.

During August 2022 and October 2022, the Company sold a total of 1,500,000 shares of its unregistered common stock to four accredited investors for $0.10 per share for total gross proceeds of $150,000.

Equity Compensation Plan Information

As of December 31, 2022, we do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the years ended December 31, 2022 and 2021. It is supplemental to, and should be read in conjunction with, our financial statements for the period January 8, 2021 (inception) through December 31, 2022 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

The information about us provided in this MD&A, including information incorporated by reference, may contain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. All statements, other than statements of historical fact, made by us that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words and includes, among others, information regarding: our future business activities; our ability to generate revenues; our need for substantial additional financing to operate our current and future business and difficulties we may face acquiring additional financing on terms acceptable to us or at all; risks related to competition; risks related to our lack of internal controls over financial reporting and their effectiveness; increased costs we are subject to as a result of being a public company in the United States; and other events or conditions that may occur in the future.

Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.

Although we believe that the expectations and assumptions on which such forward-looking statements are based are reasonable, undue reliance should not be placed on the forward-looking statements, because no assurance can be given that they will prove to be correct. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors and risks discussed above.

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

Overview of the Business

Currently, we have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with industry focus on green data centers, commercial and residential utility, EV infrastructure, and other renewable energy initiatives. ~~We have been developing and evaluating the commercial viability of our Evirontek™ Integrated Platform to resolve the exorbitantly high cost of electricity in several industries~~. We plan to pursue these innovative energy technologies through research and development, planned acquisitions of other green energy technologies and plans to become a grid-balancing operator using Battery Energy Storage System (BESS) solutions and applying new green technologies in power plants as a technology enabler in the green energy sector. While participating in the clean energy economy, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement or manufacture these innovative, scalable energy system solutions with technological focuses on smart grids, Building Energy Management System (BEMS), energy storage, and EV infrastructure.

To accelerate growth of a planned intellectual property (IP) portfolio through acquisition strategies, we plan to execute our Smart Acquisition Model with selected acquisitions of defensible technologies accompanied with visionary management teams who can demonstrate a common goal with us in order to unlock the full potential with capital infusion, accelerate growth. To achieve our development plans, we plan to incubate those acquired companies toward foreseeable plans for mergers and acquisitions, formation of global joint ventures, while facilitating new market entry to today’s fastest growing Southeast Asia region. With this acquisition model, we expect to build a valuable technology portfolio of IP assets in various innovative green energy technologies, leveraging our network of global capital partners with low-cost manufacturing capacity and oversea outsourcing technical talents from our niche sources in Vietnam.

Further, we plan to execute a Dual Growth Business Model as depicted in the diagram below encompassing (1) IP portfolio growth which includes technology licensing or technology acquisitions, enhanced with our plans to carry out research and development for specific applications, and (2) sustainable revenue growth by executing planned BESS acquisitions via joint ventures with capital partners to collect joint venture income from BESS operations or Vietnam-based manufacturing partners which can manufacture products derived from our technology solutions.

In light of these initiatives and other reasons noted below, the Company has, however, elected to discontinue its efforts to commercialize the electric power generation and charging system (the “Tesdison Technology”) it licensed from SuperGreen pursuant to the SuperGreen License. The Company has determined that the Tesdison Technology was not functional nor was it capable of being developed into a commercially viable product as had been represented to the Company by SuperGreen, its founder Calvin Cao, and his brother Michael Cao, leading up to Bitech Mining entering into the SuperGreen License. In addition, the Company will temporarily pause the further development of Intellisys-8, the Company’s planned chipset and related software that had been designed to reduce power consumption and heat in computer systems and accelerate their computational speed due to the currently unfavorable market conditions within the cryptocurrency market.

The Company acquired Bitech Mining on March 31, 2022 pursuant to a Share Exchange Agreement. Pursuant to the Share Exchange Agreement we acquired an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock representing 100% of the issued and outstanding shares of Bitech Mining in exchange for an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock. Each share of Series A Preferred Stock automatically converted into 53.975685 shares (an aggregate of approximately 485,781,300) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there were a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Effective as of June 27, 2022, the Series A Preferred Stock automatically converted into 485,781,168 shares of Company Common Stock following the June 27, 2022 filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000 shares. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

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

The following agreements were entered into in connection with the acquisition of Bitech Mining:

Agreements involving Peter L. Dalrymple. On March 31, 2022, the Company, Quad and Peter L. Dalrymple (“Dalrymple”), a former director of the Company, entered into the MSA, Note Amendment and Security Agreement Amendment. See “Item 1 - Business – Acquisition of Bitech Mining Corporation.”

Disposition of Quad Video Assets. On June 30, 2022, we completed the sale of the Quad Video Assets pursuant to the terms of the Quad Video APA and the sale of certain accounts receivables related to our former spine pain management business pursuant to the terms of the SPIN Accounts Receivable APA. See “Item 1 - Business – Disposition of Quad Video Assets.”

Prior to March 31, 2022, we were engaged in the business of owning, developing and leasing the Quad Video Halo video recording system (“QVH”) used to record medical procedures including the collection of accounts receivables related to previously provided spine injury diagnostic services (collectively, the “QVH Business”). On June 30, 2022, we sold the assets related to the QVH Business.

Historically, the Company acquired Bitech Mining Corporation, a Wyoming corporation (“Bitech Mining”) on

Comparison of the years ended December 31, 2022 and 2021.

The Company has not generated any revenues from its primary business for the year ended December 31, 2022. We invoiced and collected $26,197 from QVH legacy business and recorded other income of $50,275 generated from accounts receivable previously written-off as uncollectible for the year ended December 31, 2022. There was no revenue for the year ended December 31, 2021.

During the year ended December 31, 2022, we incurred $888,106 of general and administrative expenses compared to $284,959 for the same period in 2021. General and administrative expenses have increased during 2022 compared to 2021 as the Company moves from development stage to revenue generation.

As a result of the foregoing, we had net loss of ($811,635) for the year ended December 31, 2022, compared to a net loss of ($284,959) for the year ended December 31, 2021.

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

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, we had total current liabilities of $11,397 and $11,106, respectively, and current assets of $210,723 and $976,947, respectively, to meet our current obligations. As of December 31, 2022, we had working capital of $199,326, a decrease of working capital of $766,515 as compared to December 31, 2021, driven primarily by cash used in operations.

For the year ended December 31, 2022, cash used in operations was ($789,344) which primarily included the net loss of ($811,635) partially offset by a $35,000 full amortization of exclusive license agreement.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of December 31, 2022, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses in connection with our efforts to become a provider of a suite of green energy solutions. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations and pursue opportunities within the green energy industry depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the year ended December 31, 2022.

Critical Accounting Policies

See Note 2 of the accompanying notes to unaudited condensed consolidated financial statements, which note is incorporated herein by reference.

Income Tax Expense (Benefit)

We have not made a provision for income taxes in 2022 or 2021, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2022 and 2021 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bitech Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bitech Technologies Corporation (“the Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, therefore, the Company has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2022 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

/s/ Fortune CPA, Inc

We have served as the Company’s auditor since 2022.

Huntington Beach, CA

March 31, 2023
PCAOB # 6901

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

AUDITED

	December 31,	December 31,
	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	$197,723	$976,947
Prepaid expense	13,000	-

Total current assets	210,723	976,947

Intangible Asset – Exclusive License	-	35,000

Total assets	$210,723	$1,011,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable to shareholder	-	-
Accounts payable and accrued liabilities	11,397	11,106

Total current liabilities	11,397	11,106

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 515,505,770 and 20,240,882 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	515,506	20,241
Additional paid-in capital	780,414	1,265,559
Accumulated deficit	(1,096,594)	(284,959)

Total stockholders’ equity	199,326	1,000,841

Total liabilities and stockholders’ equity	$210,723	$1,011,947

The accompanying notes are an integral part of the audited consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AUDITED

	For the Year ended December 31, 2022	For the Year ended December 31, 2021

REVENUE	$26,197	-

COST OF REVENUE	-	-

GROSS PROFIT	26,197	-

OPERATING EXPENSES
General & Administrative	888,106	284,959
Total Operating Expenses	888,106	284,959

LOSS FROM OPERATIONS	(861,910)	(284,959)

OTHER INCOME (EXPENSE)
Interest and Other Income	50,475	-
Interest Expense	(200)	-

Total Other Income (Expense)	50,275	-

LOSS BEFORE INCOME TAXES	(811,635)	(284,959)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(811,635)	$(284,959)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES	284,808,907	20,240,882

The accompanying notes are an integral part of the audited consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As of December 31, 2022

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 21, 2021 (inception)	20,240,882	20,241			1,265,559		1,285,800

Net loss	-	-			-	(284,959)	(284,959)

Balances, December 31, 2021	20,240,882	$20,241			$1,265,559	$(284,959)	$1,000,841
Recapitalization					(139,880)		(139,880)
Restricted Stock Awards	7,983,720	7,984			(7,984)
Series A Preferred Shares issued in Share Exchange			9,000,000	9,000			9,000
Shares issued upon conversion of Series A Preferred Stock	485,781,168	485,781	(9,000,000)	(9,000)	(485,781)		(9,000)
Sale of Common Stock	1,500,000	1,500			148,500		150,000

Net loss	-	-	-	-	-	(811,635)	(811,635)
Balances, December 31, 2022	515,505,770	$515,506	-	$-	$780,414	$(1,176,594)	$199,326

The accompanying notes are an integral part of the audited consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

AUDITED

	YEAR ENDED DECEMBER 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(811,635)	$(284,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment Write-off – Exclusive License	35,000	-
Common Stock issued for services		111,200
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,000)	-
Accounts payable and accrued liabilities	291	11,106

Net cash provided by (used in) operating activities	(789,344)	(162,653)

Cash flows from investing activities:
Purchase Intangible Asset – Exclusive License	-	(25,000)

Net cash used in investing activities	-	(25,000)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	150,000	1,164,600
Recapitalization	(139,880)

Net cash provided by (used in) financing activities	10,120	1,164,600

Net increase (decrease) in cash and cash equivalents	(779,224)	976,947
Cash and cash equivalents at beginning of period	976,947	-

Cash and cash equivalents at end of period	$197,723	$976,947

Supplemental disclosure of non-cash Investing and Financing
Activities:
Common Stock Issued for Intangible Asset – Exclusive License	$-	$10,000

Supplementary disclosure of cash flow information:
Interest paid	$200	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the audited consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a development-stage company, we are a global technology solution enabler dedicated to providing a suite of green energy solutions with industry focus on green data centers, commercial and residential utility, EV infrastructure, and other renewable energy initiatives. Bitech has been developing and evaluating the commercial viability of its Evirontek™ Integrated Platform to resolve the exorbitantly high cost of electricity in several industries. Bitech innovates energy technologies through research and development, planned acquisitions of other green energy technologies and plans to become a grid-balancing operator using Battery Energy Storage System (BESS) solutions and applying new green technologies in power plants to save electricity. While participating in the Clean Energy Economy, we seek business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement or manufacture these innovative, scalable energy system solutions with technological focuses on smart grid, Building Energy Management System (BEMS), energy storage, and EV infrastructure.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Going Concern

Since our inception, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,096,594 as of December 31, 2022. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to obtain additional capital from borrowing and/or selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders. Any expectation of future profitability is likely dependent upon our ability to successfully merge with another company, of which there can be no assurances.

We were not involved in any procedures in 2022 and have no plans to do so in the future. The previous service revenues earned has resulted in longer settlement times, which has created a slowdown in cash collections.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Bitech Technologies Corporation. and its wholly owned subsidiary, Quad Video Halo, Inc. All material intercompany transactions have been eliminated upon consolidation.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at December 31, 2022 or December 31, 2021.

BITECH TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the years ended December 31, 2022 and 2021, we did not recognize any compensation expense during those periods.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties are recognized as income tax expense and tax credits as a reduction in income tax expense. For the year ended December 31, 2022, we recognized no estimated interest or penalties as income tax expense.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the years ended December 31, 2022 and 2021, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 250,000,000 shares and increased on June 27, 2022 to 1,000,000,000 shares. On June 27, 2022 the 9,000,000 shares of Series A Convertible Preferred Stock issued as of March 31, 2022 automatically converted to 485,781,168 shares of common stock. As of December 31, 2022, there were 515,505,770 common shares issued and outstanding including the 7,983,720 of Restricted Stock Awards granted in April 2022 but not yet issued until vested.

On January 19, 2021, our stockholders approved the filing of an amendment to our certificate of incorporation authorizing 10,000,000 shares of preferred stock with a par value of $0.001 per share. Such amendment was filed on January 20, 2021.

BITECH TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During August 2022 and October 2022, the Company sold a total of 1,500,000 shares of its unregistered common stock to four accredited investors for $0.10 per share for total gross proceeds of $150,000.

BITECH TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Combination of the Company and Bitech Mining is considered a business acquisition and the method used to present the transaction is the acquisition method. The acquisition method is a method of accounting for a merger of two businesses. The tangible assets and liabilities and operations of the acquired business were combined at their market value of the acquisition date, which is the date when the acquirer gains control over the acquired company.

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

NOTE 6. SUBSEQUENT EVENTS

Effective February 20, 2023, the Company and its wholly owned subsidiary Bitech Mining Corporation entered into a Confidential Settlement, Mutual Release, and Share Transfer Agreement (the “C. Cao Settlement Agreement”) with Calvin Cao (“C. Cao”) and SuperGreen Energy Corporation (“SuperGreen,” together with C. Cao, the “C. Cao Parties”). The C. Cao Settlement Agreement settles as to the C. Cao Parties, the Company’s lawsuit as disclosed in its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 3, 2023 (the “Cao Lawsuit”). Pursuant to the C. Cao Settlement Agreement, the C. Cao Parties terminated the Patent & Technology Exclusive and Non-Exclusive License Agreement between Bitech Mining Corporation and SuperGreen dated January 15, 2021 as amended on January 15, 2021 and on March 26, 2022 (the “License Agreement”) and SuperGreen canceled 51,507,749 shares of the Company’s common stock, par value $0.001 per share issued by the Company to SuperGreen pursuant to the License Agreement. In addition, the parties to the Settlement Agreement agreed to a mutual general release of liabilities against each other, refrain from making any disparaging remarks about each other and the Company’s filing a dismissal with prejudice of the Cao Lawsuit as to the C. Cao Parties. The Settlement Agreement also contains additional covenants, representations and warranties that are customary of litigation settlement agreements. The Company intends to continue to pursue the Cao Lawsuit as to the remaining defendants in that case, namely Michael Cao, B&B Investment Holding, LLC and Linh Dao.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Benjamin B. Tran, our President and Chief Executive Officer, is our principal executive officer and Robert J. Brilon, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on this evaluation, our management concluded that, as of December 31, 2022, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
Benjamin B. Tran	56	Chief Executive Officer, President and Chairman
Robert J. Brilon	62	Chief Financial Officer and Director
Gregory D. Trimarche	59	Director

Benjamin B. Tran, PhD – Dr. Tran currently serves as Chairman and Chief Executive Officer of the company. He has been the corporate strategist, investor, and financial partner in the formation and growth of several emerging growth technology companies. Benjamin specializes in cross-border M&A, private equity, merchant banking advisory and technology marketing. He also serves as Managing Partner of Cleantek Venture Capital, a cleantech-focused private equity advisory firm since January 2021 to present. Benjamin, at times, serves as senior advisor to several publicly traded companies. From February 2021 to April 2022, Benjamin has served as Senior Capital Market Advisor for Iveda Solutions, Inc. (NASDAQ: IVDA), an AI and IoT technology company to assist with financing and uplisting to Nasdaq. From August 2017 to January 2019, he served as Advisory Chairman of Vemanti Group, Inc. (OTCQB: VMNT), an innovative fintech company to assist in M&A and international business development. From November 2018 to April 2021, Benjamin also co-founded and served as chairman of CBMD, Inc., a privately held physician-based CBD science company specializing in pain management. Benjamin served as CFO of privately held Stock Navigators, a leading software and educational training institution for technical traders from June 2018 to June 2019. Since 2014 to present, Benjamin has served as managing partner of United System Capital, a private equity advisory firm in Newport Beach, California. Prior to United System Capital, Benjamin was managing partner of an Asia-based joint venture with Brean Murray Carret & Co., a New York-based investment bank that has transacted over 100 IPOs/APOs/SPACs and raised over $4B for the U.S. and Asian companies. Benjamin spearheaded the organization to formulate a multi-functional investment banking service for emerging growth companies via globalization strategies. Benjamin has been seasoned international consultant providing corporate development and interim senior management to small and medium sized enterprises in Silicon Valley and the Asia Pacific region. He also served as a board director, CFO, corporate strategist, and executive advisor for several distressed companies, managing turn-around situations. As a Silicon Valley high-tech veteran, Benjamin brings over 20 years of diversified experience including mergers and acquisitions, venture management, strategic marketing, and international business development. Prior to his investment and corporate advisory career, Benjamin worked for technology leaders including Micron Technology, Fujitsu Microelectronics, Mitsubishi Electric America, Philips Semiconductors, holding various senior technical and marketing management positions. Benjamin received a Ph.D. in Business Administration, a Masters in Business Administration from the University of Phoenix, Masters of Science and Bachelor of Science degrees in Electrical Engineering from San Jose State University, California.

Robert J. Brilon – Mr. Brilon has served as our Chief Financial Officer since October 1, 2021 and was appointed as a director on April 14, 2022. He also has served as Chief Financial Officer for Iveda Solutions, Inc. (NASDAQ: IVDA) since December 2013. He was also Iveda’s President from February 2014 to July 2018 and Treasurer from December 2013 to July 2018 and was appointed Treasurer again on December 15, 2021. Mr. Brilon served as Iveda’s Executive Vice President of Business Development from December 2013 to February 2014 and as Iveda’s interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon joined New Gen Management Services, Inc. in July 2017 as the CFO (subsequently becoming President and CFO of New Gen in July 2018). Mr. Brilon was the President, Chief Financial Officer, Corporate Secretary, and Director of both Vext Science, Inc and New Gen until he resigned in February 2020. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brainwave optimization software licensing and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Financial Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of InPlay Technologies (NASDAQ: NPLA), formerly, Duraswitch (NASDAQ: DSWT), a company that licensed patented electronic switch technology and manufactured digital pen technology, from November 1998 to June 2007. Mr. Brilon served as Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. (NYSE: RRR) from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video (AMEX:VCR) from 1986 to 1993. Mr. Brilon is a certified public accountant and practiced with several leading accounting firms, including McGladrey Pullen, Ernst and Young and Deloitte and Touche. Mr. Brilon holds a Bachelor of Science degree in Business Administration from the University of Iowa.

Greg D. Trimarche, JD – Mr. Trimarche has served as one of our directors since December 21, 2022. He has practiced law for over 30 years in the areas of environmental and energy law and a wide range of other governmental and regulatory fields, as well as finance, intellectual property, general commercial litigation, and strategic planning and risk avoidance. His work focuses on emerging companies in the renewable energy and cleantech industries where he identifies and evaluates early-stage companies seeking to go public, strategic acquisition targets, strategic partnership opportunities, and other investment opportunities in the energy sector. Greg’s experience also covers federal and state energy and environmental regulatory programs, as well as the various governmental incentive programs relating to the energy and utility industries. Greg has been of counsel to the law firm Cooksey Toolen Gage Duffy Woog since 2017 and prior to that has been engaged in the private practice of law since 1989. In 2010, Greg co-founded Sustain SoCal (formerly, CleanTech OC), the clean technology trade association for Orange County, California and served as its President and Chief Executive Officer from 2010 to 2015. In additions, Greg is a frequent speaker at cleantech industry conferences. Greg is a past member of the Board of Directors of OCTANe (https://octaneoc.org), the fundraising and networking organization for Orange County’s technology industries. Also, since 2015, he has been an officer and director of GST Factoring, Inc. (“GST”), a company formerly engaged in electronic payment processing services to law firms that represented student loan debtors. Greg earned a Bachelor of Arts in Political Science and Economics from the University of Kansas and a Juris Doctor from University of Kansas School of Law.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years except as follows:

In August 2020, in connection with an action by the Bureau of Consumer Financial Protection (the “Bureau”) against GST, Mr. Trimarche and others, Mr. Trimarche consented to a permanent restraining order and ban on his participation in the debt-relief business, a ban on telemarketing consumer financial products or services, collecting payments from and providing assistance for consumers, use of consumer information, pay a $25,000 fine and cooperate with the Bureau in connection with its investigation and litigation related to this matter (the “Final Judgment”). Mr. Trimarche denied any wrong doing in this lawsuit and consented to the Financial Judgment to avoid the substantial costs involved in protracted litigation.

Officer and Board Qualifications

Our officers and board of directors are well qualified as leaders. In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Our officers and directors also have experience serving on boards of directors and board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies.

Number and Terms of Office of Officers and Directors

Our board of directors is comprised of three directors. Each director is elected at our annual meeting of stockholders and holds office for one year, or until his successor is elected and qualified. Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a President, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

The board does not have standing audit, compensation or nominating committees. The board does not believe these committees are necessary based on the size of our company, the current levels of compensation to our corporate officers and the ownership by our executive officers and directors which gives them control over all matters submitted to a vote of our stockholders. The board will consider establishing audit, compensation and nominating committees and the appointment of independent directors at the appropriate time.

The entire board of directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the board and our operating requirements and the long-term interests of its stockholders. In conducting this assessment, the board of directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the board and our company, to maintain a balance of knowledge, experience and capability.

The board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Board Qualifications

We believe that each of the members of our board of directors has the experience, qualifications, attributes and skills that make him suitable to serve as our director, in light of the nature of our operations. See above under the heading “Management” for a description of the education and experience of each director.

Mr. Tran’s specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning;
●	Finance expertise; and
●	Operating and management experience.

Mr. Trimarche specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning; and
●	Legal and business acquisition experience.

Mr. Brilon’s specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning;
●	Finance and financial reporting expertise; and
●	Operating and management experience.

We believe these qualifications bring a broad set of complementary experience to our board of directors’ discharge of its responsibilities.

Board Leadership Structure and Board’s Role in Risk Oversight

Our board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The board oversees management of financial risks; and regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The board regularly reviews plans, results and potential risks related to our business. The board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2022, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2022 except as follows: Benjamin Tran filed a late Form 3 and one Form 4, Gregory Trimarche filed a late Form 3, Calvin Cao file a late Form 3 and one Form 4, Michael Cao filed a late Form 3 and one Form 4 and Robert Brilon filed a late Form 3 and one late Form 4.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officers, principal financial officers, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics for Directors and Executive Officers can be found on our website at https://bitech.tech/investors-relations. Further, we undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Bitech Technologies Corporation, 895 Dove Street, Suite 300, Newport Beach, CA 92660.

Audit Committee

We maintain a separately-designated standing audit committee. The Audit Committee currently consists of Robert Brilon and Greg Trimarche. Although the Charter of the Audit Committee provides for a majority of the Audit Committee to be independent, presently only Mr. Trimarche is independent.

Mr. Brilon is the Chairman of the Audit Committee, and the board of directors has determined that he is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and audits of our financial statements on behalf of the board of directors. The Audit Committee meets privately with our management and with our independent registered public accounting firm and evaluates the responses by our management both to the facts presented and to the judgments made by our outside independent registered public accounting firm.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2022,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2021, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2022 Summary Executive Compensation Table

Name and Principal Position		Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Benjamin Tran.	2022	86,000	-	-	-	-	-	-	-	86,000-
CEO, President and Director	2021		-	-	-	-	-	-	-	-

Robert J Brilon	2022	16,500		-	(1)	-	-	-	-	16,500
CFO and Director	2021		-	-	-	-	-	-	-	-

Employment Agreements

During fiscal 2023, Mr. Tran will be paid a salary by the Company in the amount of $11,000 per month and Mr. Brilon will be paid a consulting fee at the approximate rate of $4,500 per quarter depending on the amount of time he devotes to providing services on behalf of the Company. There is no written agreement to pay Mr. Tran this compensation.

On April 19, 2022, the Company and Mr. Brilon entered into an Independent Contractor Agreement whereby Mr. Brilon (the “Independent Contractor Agreement”) agreed to serve as the Chief Financial Officer of the Company and shall have such duties and authorities consistent with such position as are customary for the position of chief financial officer of a company of the size and nature of the Company, and such other duties and authorities as shall be reasonably determined from time to time by the Board of Directors of the Company consistent with such position and to serve as an officer of any subsidiary of the Company as may be reasonably requested from time to time by the Board of Directors. In addition, Mr. Brilon agreed to serve as a member of the Company’s Board of Directors. The Independent Contractor Agreement may be terminated by either party on 15 days prior written notice without cause or five days after written notice in the event of a breach of the agreement by either party.

Mr. Brilon also signed a Proprietary Information and Inventions Agreement whereby he agreed that any proprietary information developed during the term of his service will be owned by the Company and that such information will be held in strict confidence and not disclosed to anyone outside the Company. In addition, Mr. Brilon agreed to, during the term of his service to the Company, refrain from engaging in or assisting anyone from engaging in any activity that is competitive with or similar to the business or proposed business of the Company and from soliciting any employees or consultants to the Company during the term of his engagement and thereafter for a period of one year from leaving or terminating their engagement with the Company.

As Compensation for Mr. Brilon’s service to the Company, the Company awarded him 4,635,720 shares of Common Stock which vest 25% on each April 18 commencing on April 18, 2023 so long as Mr. Brilon is providing services to the Company or one of its subsidiaries. The value of these awards will be recorded in the year vested.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, Robert J. Brilon has 4,635,720 shares of restricted common stock awards which vest 25% on April 13, 2023, 25% on April 13, 2024, 25% on April 13, 2025 and 25% on April 13, 2026 only if Mr. Brilon is still providing services to the Company at the time of vesting.

Compensation of Directors

The following table sets forth all compensation paid to or earned by each of our directors during fiscal year 2022, except for compensation with respect to Messrs. Tran and Brilon. Information with respect to the compensation of these directors is included above in the “Summary Compensation Table.” As our executive officers, none of these directors (other than as described above) received any compensation for service as a director during fiscal year 2022.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Trimarche Director(3)	—	—	(3)	—	—	—	—
Michael Cao Former Director (4)	30,000	—	—	—	—	—	—

Notes:

(1)	Director cash compensation during the fiscal year ended December 31, 2022.

(2)	The amounts reported in the Stock Awards and the Option Awards columns reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in Note [__] to our audited consolidated financial statements for the fiscal year ended December 31, 2022, which are included elsewhere in this Annual Report.

(3)

Greg Trimarche. On December 21, 2022, the Company and Mr. Trimarche entered into an Independent Contractor Agreement (the “Independent Contractor Agreement”) whereby Mr. Trimarche agreed to serve as a member of the Company’s board of directors. The Independent Contractor Agreement may be terminated by either party on 15 days prior written notice without cause or five days after written notice in the event of a breach of the agreement by either party.

As Compensation for Mr. Trimarche’s service to the Company as a director, the Company awarded him an option to purchase 5,000,000 shares of the Company’s Common Stock (the “Option Shares”) at an exercise price of $0.07 per share (the “Stock Option”). The Stock Option vests as to 25% of the Option Shares on each December 21, beginning December 21, 2023, so long as Mr. Trimarche is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if Mr. Trimarche is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest plus the number of shares that would have vested in the following year. In the event Mr. Trimarche’s service as a member of the Board is terminated with cause, the number of shares subject to the Stock Option in the year of termination shall vest. The value of the option awards will be recorded in the year that they vest.

(4)	Resigned as a director on December 15, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2022, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 515,505,770 shares of common stock outstanding at December 31, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
Benjamin B. Tran (1)	148,435,031	(2)	28.8%
Robert J. Brilon (1)	5,923,414	(3)	1.1%
Gregory D. Trimarche (1)		(4)	0%
All directors and named executive officers as a group (3 persons)	154,358,445		29.95%
5% Shareholders	154,349,445		29.9%
Michael H. Cao (6)	180,277,121	(5)	35.0%
SuperGreen Energy Corporation (7)	51,507,749		10%
Total 5% Shareholders	231,784,870		45%

(1)	The named individual is one of our executive officers or directors. His address is c/o Bitech Technologies Corporation, 895 Dove Street, Suite 300, Newport Beach, California 92660.

(2)

Includes the following: (i) 51,507,749 shares of common stock held directly, (ii) 51,507,749 shares held by Mr. Tran’s spouse and (iii) 45,419,533 shares owned by United System Capital LLC (“USC”), over which Mr. Tran has voting control and therefore may be deemed to have indirect beneficial ownership of all or a portion of the securities owned directly by USC. Mr. Tran disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3)	Includes the following: (i) 1,287,694 shares of common stock and (ii) 4,635,720 shares of restricted common stock which vest 25% on April 13, 2023, 25% on April 13, 2024, 25% on April 13, 2025 and 25% on April 13, 2026 only if Mr. Brilon is still providing services to the Company at the time of vesting.

(4)	On December 21, 2022 we granted a nonstatustory stock option to Mr. Trimarche as a newly appointed Director to purchase restricted common stock at exercise price of 0.07 per share to vest 20% on December 21, 2023, 20% on December 21, 2024, 20% on December 21, 2025, 20% on December 21, 2026 and 20% on December 21, 2027 only if Mr. Trimarche is still providing services to the Company at the time of vesting.

(5)

Includes the following: (i) 51,507,749 shares of common stock held by Michael Cao’s spouse and (ii) 128,769,372 shares owned by B&B Investment Holding LLC (“B&B”), over which Michael Cao has voting control and therefore may be deemed to have indirect beneficial ownership of all or a portion of the securities owned directly by B&B. Mr. Cao disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(6)	On December 15, 2022 resigned as a member of the Board of Directors.

(7)

Effective February 20, 2023 SuperGreen Energy Corporation agreed to cancel the 51,507,749 shares of our common stock it owns pursuant to the C. Cao Settlement Agreement entered into in connection with the settlement of the Cao Lawsuit as to SuperGreen and Calvin Cao.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Related Party Transactions

A related party transaction includes any transaction or proposed transaction in which:

●	we are or will be a participant;

●	the aggregate amount involved exceeds $120,000 in any fiscal year; and

●	any related party has or will have a direct or indirect material interest.

Related parties include any person who is or was (since the beginning of the last fiscal year, even if such person does not presently serve in that role) our executive officer or director, any shareholder owning more than 5% of any class of our voting securities or an immediate family member of any such person.

Any potential related party transaction that requires approval will be reviewed and overseen by our board of directors, and the board of directors will consider such factors as it deems appropriate to determine whether to approve, ratify or disapprove the related party transaction. The board of directors may approve the related party transaction only if it determines in good faith that, under all of the circumstances, the transaction is in the best interests of us and our shareholders.

The following agreements were entered into in connection with the acquisition of Bitech Mining:

Agreements involving Peter L. Dalrymple. On March 31, 2022, the Company, Quad and Peter L. Dalrymple (“Dalrymple”), a former director of the Company, entered into the MSA, Note Amendment and Security Agreement Amendment. See “Item 1 - Business – Acquisition of Bitech Mining Corporation.”

Disposition of Quad Video Assets. On June 30, 2022, we completed the sale of the Quad Video Assets pursuant to the terms of the Quad Video APA and the sale of certain accounts receivables related to our former spine pain management business pursuant to the terms of the SPIN Accounts Receivable APA. See “Item 1 - Business – Disposition of Quad Video Assets.”

Director Independence

We currently have one independent director on our board, Gregory D. Trimarche. The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC. The board performed a review to determine the independence of Gregory D. Trimarche and made a subjective determination as to each of these directors that no transactions, relationships or arrangements exist that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. In making these determinations, the board reviewed information provided by these directors with regard to each individual’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees(1)	$34,500	$54,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$34,500	$54,000

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2022 and 2021, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7	Certificate of Amendment to Certificate of Incorporation dated September 30, 2015. (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference to Exhibit 3.8 to the Company’s Form 10-K filed with the SEC on March 26, 2021.)

3.9	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

3.10	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022).

3.11	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020)

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020)

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021)

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021)

10.5	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.6	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.7	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.8	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.9 †	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.10 †	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.12	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13^	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16	Amendment of Patent & Technology Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17	Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

10.18	Confidential Settlement, Mutual Release, and Share Transfer Agreement between the Company, Bitech Mining Corporation, Calvin Cao and SuperGreen Energy Corporation dated as of February 20, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2023).

21.1*	Subsidiaries.

31.1*	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2*	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed or furnished herewith.
^	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Includes management contracts and compensation plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

Bitech Technologies Corporation

/s/ Benjamin B. Tran
By:	Benjamin B. Tran
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin B. Tran		March 31, 2023
Benjamin B. Tran	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ Robert J. Brilon		March 31, 2023
Robert J. Brilon	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Gregory D. Trimarche		March 31, 2023
Gregory D. Trimarche	Director

