Form 10-Q
period 2023-03-31
Bitech Technologies Corp
filed 2023-05-15
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2023

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

At March 31, 2023, there were 464,526,125 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Bitech Technologies Corporation (formerly Spine Injury Solutions, Inc.) and its subsidiaries and predecessors, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$61,153	$197,723
Prepaid expense	12,000	13,000
	73,153	210,723

Total current assets	73,153	210,723

Total assets	$73,153	$210,723

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	26,062	11,397

Total current liabilities	26,062	11,397

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 464,526,125 and 515,505,770 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	464,526	515,506
Additional paid-in capital	911,238	780,414
Accumulated deficit	(1,328,673)	(1,096,594)

Total stockholders’ equity	47,091	199,326

Total liabilities and stockholders’ equity	$73,153	$210,723

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended March 31, 2023	For the Three Months ended March 31, 2022

OPERATING EXPENSES
General & Administrative	239,079	229,162
Total Operating Expenses	239,079	229,162

LOSS FROM OPERATIONS	(239,079)	(229,162)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	7,000	-

Total Other Income (Expense)	7,000	-

LOSS BEFORE INCOME TAXES	(232,079)	(229,162)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(232,079)	$(229,162)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES	493,513,697	20,240,882

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(232,079)	$(229,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	-

Stock Compensation – Option Valuation	64,000
Changes in operating assets and liabilities:
Accounts receivable, net	-	(2,271)
Advances to Related Party	-	-
Prepaid expenses and other assets	1,000	-
Accounts payable and accrued liabilities	30,509	85,747

Net cash provided (used) by operating activities	(136,570)	(145,686)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	-	-
Notes Payable assumed in reverse merger	-	395,000
Recapitalization – payments to SPIN	-	(59,880)

Net cash provided by (used) in financing activities	-	335,120

Net increase (decrease) in cash and cash equivalents	(136,570)	189,434
Cash and cash equivalents at beginning of period	197,723	976,947

Cash and cash equivalents at end of period	$61,153	$1,166,381

Supplementary disclosure of non-cash operating activities:
Common Stock issued for legal services – 528,104 Common Shares	$15,844
Supplementary disclosure of non-cash financing activities:
Common Stock cancelled related to exclusive license cancellation and settlement agreement – 51,507,749 Common Shares	$51,508

Supplementary disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As of March 31, 2023

	Common Stock		Preferred Stock			Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Capital	Deficit	(Deficit)

Balances, January 21, 2021 (inception)	20,240,882	20,241				1,265,559		1,285,800

Net loss	-	-				-	(284,959)	(284,959)

Balances, December 31, 2021	20,240,882	$20,241				$1,265,559	$(284,959)	$1,000,841

Recapitalization						(139,880)		(139,880)
Restricted Stock Awards	7,983,720	7,984				(7,984)
Series A Preferred Shares issued in Share Exchange			9,000,000		9,000			9,000
Shares issued upon conversion of Series A Preferred Stock	485,781,168	485,781	(9,000,000)		(9,000)	(485,781)		(9,000)
Sale of Common Stock	1,500,000	1,500				148,500		150,000

Net loss	-	-	-		-	-	(811,635)	(811,635)
Balances, December 31, 2022	515,505,770	$515,506	-		$-	$780,414	$(1,096,594)	$199,326
Stock Compensation						64,000		64,000
Stock cancelled related to SuperGreen Exclusive License cancellation	(51,507,749)	(51,508)				51,508		-
Stock for Legal Services	528,104	528				15,316		15,844

Net Loss							(232,079)	(232,079)

Balances, March 31, 2023 (Unaudited)	464,526,125	$464,526		$		$911,238	$(1,328,673)	$47,091

 No dividends were paid for the three months ended March 31, 2023 and 2022.

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

We have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with industry focus on green data centers, commercial and residential utility, EV infrastructure, and other renewable energy initiatives. We plan to pursue these innovative energy technologies through research and development, planned acquisitions of other green energy technologies and plans to become a grid-balancing operator using Battery Energy Storage System (BESS) solutions and applying new green technologies in power plants as a technology enabler in the green energy sector. While participating in the clean energy economy, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement or manufacture these innovative, scalable energy system solutions with technological focuses on smart grids, Building Energy Management System (BEMS), energy storage, and EV infrastructure. In light of these initiatives and our determination that the electric power generation and charging system we had been developing was not functional nor was it capable of being developed into a commercially viable product, we elected to discontinue our efforts to commercialize this technology.

The Company acquired Bitech Mining on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining (collectively, the “Bitech Mining Shares”). In consideration of the Bitech Mining Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each Bitech Mining Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock automatically converted into 53.975685 shares (an aggregate of 485,781,168) of the Company’s Common Stock (the “Company Common Stock”) effective as of June 27, 2022 upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended March 31, 2023, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at March 31, 2023 or December 31, 2022.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the three months ended March 31, 2023 and 2022, we recognized $64,000 and $0, respectively as compensation expense during those periods.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2023 and 2022, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock was 1,000,000,000 shares at March 31, 2023.

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

On March 31, 2022, we issued 9,000,000 shares of Series A Preferred Stock in exchange for 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining. Each share of Series A Preferred Stock automatically converted into 53.975685 shares (an aggregate of 485,781,168) of the Company’s Common Stock effective as of June 27, 2022 upon filing of an amendment to its Certificate of Incorporation increasing the number of the authorized shares of Common Stock to 1,000,000,000.

In connection with the settlement of litigation involving the Company, Calvin Cao (“C. Cao”) and SuperGreen Energy Corporation (“SuperGreen,” together with C. Cao, the “C. Cao Parties”), the Company canceled 51,507,749 shares of its Common Stock effective February 20, 2023 (the “Cancelled Shares”). The Cancelled Shares had been issued to SuperGreen pursuant to a License Agreement entered into between Bitech Mining and SuperGreen dated January 15, 2021 as amended on January 15, 2021 and on March 26, 2022 (the “License Agreement”). The License Agreement was terminated effective February 20, 2023 as well.

As of March 31, 2023, the Company agreed to issue 528,104 shares of its Common Stock to its legal counsel as partial payment for legal services. The shares were valued at $15,844 (equal to the fair market value of the common stock as of March 31, 2023).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the three months ended March 31, 2023 and 2022. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

The Company acquired Bitech Mining on March 31, 2022 pursuant to a Share Exchange Agreement. Pursuant to the Share Exchange Agreement we acquired an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock representing 100% of the issued and outstanding shares of Bitech Mining in exchange for an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock. Effective June 27, 2022, each share of Series A Preferred Stock automatically converted into 53.975685 shares (an aggregate of 485,781,168) of the Company’s Common Stock upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

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

Comparison of the three month period ended March 31, 2023 with the three month period ended March 31, 2022.

The Company has not generated any revenues from its primary business for the three months ended March 31, 2023 and March 31, 2022.

During the three months ended March 31, 2023, we incurred $239,079 of general and administrative expenses compared to $229,162 for the same period in 2022. General and administrative expenses have been mostly consistent during 2023 compared to 2022 as the Company moves from development stage to revenue generation.

As a result of the foregoing, we had net loss of ($232,079) which included $7,000 other income to offset the general and administrative expenses for the three months ended March 31, 2023, compared to a net loss of ($229,162) for the three months ended March 31, 2022.

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

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had total current liabilities of $26,062 and $19,067, respectively, and current assets of $71,153 and $210,723, respectively, to meet our current obligations. As of March 31, 2023, we had working capital of $47,091, a decrease of working capital of $191,656 as compared to December 31, 2022, driven primarily by cash used in operations.

For the three months ended March 31, 2023, cash used in operations was ($136,570) which primarily included the net loss of ($232,079) primarily offset by $64,000 of non-cash option valuation recorded as stock compensation.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of March 31, 2023, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses in connection with our efforts to become a provider of a suite of green energy solutions. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Evirontek Integrated Platform depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

On May 8, 2023, we announced that we entered into a letter of intent with Nam Viet Green Energy JSC, (“Nam Viet Energy”), a Vietnam partner to provide up to $300 million in financing for selected projects related to solar and Battery Energy Storage System (BESS) projects. Funding pursuant to this letter of intent is subject to Nam Viet Energy’s completion of due diligence for each renewable energy sector project and execution of definitive agreements with prospective target companies. The funding under any investment from Nam Viet Energy and its capital partners from Southeast Asia is expected to occur within fiscal year 2023 with extension to fiscal year 2024.

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

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the three months ended March 31, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, to our knowledge, there are no legal proceedings or regulatory actions material to us to which we are a party, or have been a party to, or of which any of our property is or was the subject matter of, and no such proceedings or actions are known by us to be contemplated except as provided below:

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

On March 6, 2023, Michael Cao and Linh Dao filed, without an attorney, a pro se Motion to Dismiss for Lack of Jurisdiction.

On April 17, 2023, the court dismissed the Cao Lawsuit without prejudice due to a lack of subject matter jurisdiction. On April 18, 2023, we filed a complaint against Michael H. Cao, Linh T. Dao, B & B Investment Holding, LLC and Cory Thomason in the Orange County California Superior Court containing substantially the same allegations included in the Cao Lawsuit filed in federal court (the “Cao State Court Lawsuit”). We served Mr. Cao, Ms. Dao and B & B Investment Holding, LLC on April 26, 2023 and are in the process of serving Mr. Thomason. As of the date of this report, no motions or pleadings have been filed by the defendants in this lawsuit.

The Company intends to vigorously prosecute the Cao State Court Lawsuit. We cannot predict the outcome of this lawsuit, however.

Litigation Assessment

We have evaluated the foregoing Cao Lawsuit to assess the likelihood of any unfavorable outcome and to estimate, if possible, the amount of potential loss as it relates to the litigation. Based on this assessment and estimate, which includes an understanding of our intention to vigorously prosecute the Cao State Court Lawsuit, we believe that the potential defenses of any of the remaining defendants lack merit, however, and we cannot predict the likelihood of any recoveries by any of our claims against the defendants in this case. This assessment and estimate is based on the information available to management as of the date of this Quarterly Report and involves a significant amount of management judgment, including the inherent difficulty associated with assessing litigation matters in their early stages. As a result, the actual outcome or loss may differ materially from those envisioned by the current assessment and estimate. Our failure to successfully prosecute, defend or settle the Cao State Court Lawsuit could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the quarter ended March 31, 2023 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

As of March 31, 2023, the Company agreed to issue 528,104 shares of its Common Stock to its legal counsel as partial payment for legal services. The shares were valued at $15,844 (equal to the fair market value of the common stock at March 31, 2023).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference from Form 10-K filed with the SEC on March 26, 2021.)

3.9	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.10	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 from Form 8-K filed with the SEC on April 4, 2022).

3.11	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 from Form 8-K filed with the SEC on May 2, 2022).

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on November 2, 2021).

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021).

10.5	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 from Form 8-K filed with the SEC on April 4, 2022).

10.6+	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 from Form 8-K filed with the SEC on April 4, 2022).

10.7	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 from Form 8-K filed with the SEC on April 4, 2022).

10.8	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 from Form 8-K filed with the SEC on April 4, 2022).

10.9†	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on April 20, 2022).

10.10†	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 from Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 from Form 8-K filed with the SEC on April 20, 2022).

10.12	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13+	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16	Amendment of Patent & Technology Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17	Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

10.18	Confidential Settlement, Mutual Release, and Share Transfer Agreement between the Company, Bitech Mining Corporation, Calvin Cao and SuperGreen Energy Corporation dated as of February 20, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2023).

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herein.

+	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Includes management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitech Technologies Corporation

Date: May 15, 2023	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

