Form 10-Q
period 2023-06-30
Bitech Technologies Corp
filed 2023-08-15
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2023

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

At July 31, 2023, there were 476,181,817 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$151,046	$197,723
Prepaid expense	11,000	13,000
	162,046	210,723

Total current assets	162,046	210,723

Total assets	$162,046	$210,723

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	2,379	11,397

Total current liabilities	2,379	11,397

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 476,181,187 and 515,505,770 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	476,182	515,506
Additional paid-in capital	1,234,586	780,414
Accumulated deficit	(1,551,101)	(1,096,594)

Total stockholders’ equity	159,667	199,326

Total liabilities and stockholders’ equity	$162,046	$210,723

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended June 30, 2023	For the Three Months ended June 30, 2022	For the Six Months ended June 30, 2023	For the Six Months ended June 30, 2022
REVENUE
Equipment Sales	$-	$-	$-	$-
Service Revenue	-	-	-	-
Other Revenue	-	26,197	-	26,197
TOTAL REVENUE	-	26,197	-	26,197

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	26,197	-	26,197

OPERATING EXPENSES
General & Administrative	222,429	337,688	461,507	566,749
Total Operating Expenses	222,429	337,588	461,507	566,749

LOSS FROM OPERATIONS	(222,429)	(311,391)	(461,507)	(540,552)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	(200)	7,000	(200)
Interest and Other Income	-	50,475	-	50,475

Total Other Income (Expense)	-	50,275	7,000	50,275

LOSS BEFORE INCOME TAXES	(222,429)	(261,116)	(454,507)	(490,277)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(222,429)	$(261,116)	$(454,507)	$(490,277)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES	466,691,254	36,433,588	479,865,311	28,337,235

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(454,507)	$(490,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	-
Stock for services	87,248
Stock Compensation – Option Valuation	102,600
Changes in operating assets and liabilities:
Accounts receivable, net	-	17,130
Advances to Related Party	-	-
Prepaid expenses and other assets	2,000	-
Accounts payable and accrued liabilities	(9,018)	-

Net cash provided (used) by operating activities	(271,677)	(473,147)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	225,000	-
Notes Payable assumed in reverse merger	-	-
Recapitalization – payments to SPIN	-	(59,880)

Net cash provided by (used) in financing activities	225,000	(59,880)

Net increase (decrease) in cash and cash equivalents	(46,677)	(533,027)
Cash and cash equivalents at beginning of period	197,723	976,947

Cash and cash equivalents at end of period	$151,046	$443,920

Supplementary disclosure of non-cash operating activities:
Common Stock issued for legal services – 933,796 Common Shares	$87,248
Supplementary disclosure of non-cash financing activities:
Common Stock cancelled related to exclusive license cancellation and settlement agreement – 51,507,749 Common Shares	$51,508

Supplementary disclosure of cash flow information:
Interest paid	$-	$200
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As of June 30, 2023

	Common Stock		Preferred Stock			Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Capital	Deficit	(Deficit)

Balances, January 21, 2021 (inception)	20,240,882	20,241				1,265,559		1,285,800

Net loss	-	-				-	(284,959)	(284,959)

Balances, December 31, 2021	20,240,882	$20,241				$1,265,559	$(284,959)	$1,000,841

Recapitalization						(139,880)		(139,880)
Restricted Stock Awards	7,983,720	7,984				(7,984)
Series A Preferred Shares issued in Share Exchange			9,000,000		9,000			9,000
Shares issued upon conversion of Series A Preferred Stock	485,781,168	485,781	(9,000,000)		(9,000)	(485,781)		(9,000)
Sale of Common Stock	1,500,000	1,500				148,500		150,000

Net loss	-	-	-		-	-	(811,635)	(811,635)
Balances, December 31, 2022	515,505,770	$515,506	-		$-	$780,414	$(1,096,594)	$199,326

Stock Compensation						102,600		102,600
Stock cancelled related to SuperGreen Exclusive License cancellation	(51,507,749)	(51,508)				51,508		-

Sale of Common Stock	11,250,000	11,250				213,750		225,000
Stock for Legal Services	933,796	934				86,314		87,248

Net Loss							(454,507)	(454,507)

Balances, June 30, 2023 (Unaudited)	476,181,817	$476,182		$		$1,234,586	$(1,551,101)	$159,667

No dividends were paid for the six months ended June 30, 2023 and 2022.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2023, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at June 30, 2023 or December 31, 2022.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the six months ended June 30, 2023 and 2022, we recognized $102,600 and $0, respectively as compensation expense during those periods.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the six months ended June 30, 2023 and 2022, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock was 1,000,000,000 shares at June 30, 2023.

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

As of March 31, 2023, the Company agreed to issue 528,104 shares of its Common Stock to its legal counsel as partial payment for legal services. The shares were valued at $15,844 (equal to the fair market value of the common stock as of March 31, 2023) and were issued during the three months ended June 30, 2023. The Company also issued its Common Stock to its legal counsel as partial payment for legal services. The Company issued 146,075 and 259,617 shares valued at $4,382 and $7,789, respectively during May and June 2023.

During April, May and June , 2023, the Company sold 11,250,000 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($0.02 per share).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the six months ended June 30, 2023 and 2022. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Nam Viet Green Energy JSC Financing Initiative

On May 8, 2023 we announced that we received a Letter of Intent (LOI) from Nam Viet Green Energy JSC, (“Nam Viet Energy”), a Vietnam partner to provide up to $300 million in financing for selected projects related to solar and Battery Energy Storage System (BESS) projects.

Subject to Nam Viet Energy’s completion of due diligence for each renewable energy sector project and execution of definitive agreements with prospective target companies, the LOI formalizes Nam Viet Energy’s commitment to facilitate capital investment to invest or acquire several selected projects to be hand-picked by the Company. Also, the LOI is also expected to position the Company to accelerate its refocused business initiatives discussed above. Funding under any investment from Nam Viet Energy and its capital partners from Southeast Asia is expected to occur within fiscal year 2023 with extension to fiscal year 2024.

Establishment of an Energy Storage System (ESS) Sales Division

In June 2023, the Company announced its strategic entry into the battery sales business with plans to establish an Energy Storage System (ESS) sales division. With a focus on Containerized Battery Energy Storage Systems (BESS) and Residential, Commercial, and Industrial ESS, Bitech aims to meet the soaring demand for ESS in the United States. The Company’s vision is to add long-duration energy storage systems that reduce energy costs, enhance resilience, and unlock additional revenue opportunities. These solutions will be designed to manage demand changes, maximize solar or BESS investments, enhance energy security, capture market opportunities, and support corporate environmental, social, and corporate ESG targets.

The ESS sales division will be headed by Charles Rosenberry, the Company’s Vice President of Sales. Mr. Rosenberry plans to build a unified technical salesforce and forge strategic partnerships across multiple states in the United States in order to enable us to deliver technologically advanced energy storage products, flexible payment terms, and customized solutions to a wide range of customers, including retail and home sales, EV charging providers, home builders, residential EPCs, renewable utilities, data centers, telecom, mobility, and heavy energy demand consumers.

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

The following agreements were entered into in connection with the acquisition of Bitech Mining:

Agreements involving Peter L. Dalrymple. On March 31, 2022, the Company, Quad and Peter L. Dalrymple (“Dalrymple”), a former director of the Company, entered into the MSA, Note Amendment and Security Agreement Amendment. See “Item 1 - Business – Acquisition of Bitech Mining Corporation” in our Form 10-K filed with the SEC on March 31, 2023.

Disposition of Quad Video Assets. On June 30, 2022, we completed the sale of the Quad Video Assets pursuant to the terms of the Quad Video APA and the sale of certain accounts receivables related to our former spine pain management business pursuant to the terms of the SPIN Accounts Receivable APA. See “Item 1 - Business – Disposition of Quad Video Assets” in our Form 10-K filed with the SEC on March 31, 2023.

Prior to March 31, 2022, we were engaged in the business of owning, developing and leasing the Quad Video Halo video recording system (“QVH”) used to record medical procedures including the collection of accounts receivables related to previously provided spine injury diagnostic services (collectively, the “QVH Business”). On June 30, 2022, we sold the assets related to the QVH Business.

Comparison of the three and six month period ended June 30, 2023 with the three and six month period ended June 30, 2022.

The Company has not generated any revenues from its primary business for the three and six months ended June 30, 2023 and $26,197 from legacy QVH Business for the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2023, we incurred $222,429 and $461,507 of general and administrative expenses, respectively, compared to $337,688 and $566,749 for the same periods in 2022. General and administrative expenses have been mostly consistent during 2023 compared to 2022 as the Company moves from development stage to revenue generation.

As a result of the foregoing, we had net loss of (222,429) and ($454,507) for the three and six months ended June 30, 2023, respectively, compared to a net loss of (261,116) and ($490,277) which included an offset of $26,197 Other Revenue and $50,275 Net Other Income for the three and six months ended June 30, 2022, respectively.

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

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had total current liabilities of $2,379 and $11,397, respectively, and current assets of $162,046 and $210,723, respectively, to meet our current obligations. As of June 30, 2023, we had working capital of $159,667, a decrease of working capital of $39,659 as compared to December 31, 2022, driven primarily by cash used in operations but offset by $225,000 of cash provided by sale of common stock.

For the six months ended June 30, 2023, cash used in operations was ($271,677) which primarily included the net loss of ($454,507) primarily offset by $102,600 of non-cash option valuation recorded as stock compensation and legal fees paid with common stock of $87,248.

Net cash provided by financing activities was $225,000 what was a result of our sale of 11,250,000 unregistered shares of our Common Stock to six private investors   in exchange for $225,000 ($0.02 per share) in cash.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of June 30, 2023, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses in connection with our efforts to become a provider of a suite of green energy solutions. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations and our growth strategy depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

On May 8, 2023, we announced that we received a Letter of Intent (LOI) from Nam Viet to provide up to $300 million in financing for selected projects related to solar and Battery Energy Storage System (BESS) projects as discussed above. While we believe that we will be able to secure funding for future projects from Nam Viet pursuant to the LOI, there can be no assurance that Nam Viet will provide such additional financing to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the six months ended June 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

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

On March 6, 2023, Michael Cao and Linh Dao filed, without an attorney, a pro se Motion to Dismiss for Lack of Jurisdiction.

On April 17, 2023, the court dismissed the Cao Lawsuit without prejudice due to a lack of subject matter jurisdiction. On April 18, 2023, we filed a complaint against Michael H. Cao, Linh T. Dao, B & B Investment Holding, LLC (“B & B Investment”) and Cory Thomason in the Orange County California Superior Court containing substantially the same allegations included in the Cao Lawsuit filed in federal court (the “Cao State Court Lawsuit”). We served Mr. Cao, Ms. Dao and B & B Investment Holding, LLC on April 26, 2023 and are in the process of serving Mr. Thomason. Defendants Michael H. Cao, Linh T. Dao, B & B Investment (pro se) filed a Motion to Quash Service of Summons; Motion to Dismiss or Stay Complaint. In response to this motion, the Company filed a Motion to Strike B & B Investment’s motion, Request for Sanctions in Amount of $2,400 and Request for Default as to B & B Investment because it is being impermissibly represented by Michael H. Cao who is engaging in the unauthorized practice of law as to a corporate entity. A hearing on the motions has been set for October 13, 2023. Michael H. Cao has served responses to discovery. We are attempting to meet and confer as to Michael H. Cao’s deficient discovery responses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the quarter ended June 30, 2023 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During the three months ended June 30, 2023 the Company issued an aggregate of 933,796 shares of its Common Stock valued at $71,404 as partial payment lor legal services.

During April, May and June , 2023, the Company sold 11,250,000 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($0.02 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference from Form 10-K filed with the SEC on March 26, 2021.)

3.9	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.10	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 from Form 8-K filed with the SEC on April 4, 2022).

3.11	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 from Form 8-K filed with the SEC on May 2, 2022).

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on November 2, 2021).

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021).

10.5	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 from Form 8-K filed with the SEC on April 4, 2022).

10.6+	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 from Form 8-K filed with the SEC on April 4, 2022).

10.7	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 from Form 8-K filed with the SEC on April 4, 2022).

10.8	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 from Form 8-K filed with the SEC on April 4, 2022).

10.9†	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on April 20, 2022).

10.10†	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 from Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 from Form 8-K filed with the SEC on April 20, 2022).

10.12	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13+	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16	Amendment of Patent & Technology Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17	Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

10.18	Confidential Settlement, Mutual Release, and Share Transfer Agreement between the Company, Bitech Mining Corporation, Calvin Cao and SuperGreen Energy Corporation dated as of February 20, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2023).

10.19*	Form of Subscription Agreement for U.S. Residents.

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herein.

+	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Includes management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitech Technologies Corporation

Date: August 15, 2023	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2023	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

