Form 10-Q
period 2023-09-30
Bitech Technologies Corp
filed 2023-11-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2023

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 000-27407

BITECH TECHNOLOGIES CORPORATION

(Name of Registrant in Its Charter)

Delaware	93-3419812
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

895 Dove Street, Suite 300

Newport Beach, CA 92660

(Address of Principal Executive Offices)

(855) 777-0888

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

At October 31, 2023, there were 477,173,794 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$65,756	$197,723
Prepaid expense	10,272	13,000
	76,028	210,723

Total current assets	76,028	210,723

Total assets	$76,028	$210,723

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	17,080	11,397

Total current liabilities	17,080	11,397

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 477,173,794 and 515,505,770 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	477,175	515,506
Additional paid-in capital	1,268,309	780,414
Accumulated deficit	(1,686,535)	(1,096,594)

Total stockholders’ equity	58,948	199,326

Total liabilities and stockholders’ equity	$76,028	$210,723

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2023	For the Three Months ended September 30, 2022	For the Nine months ended September 30, 2023	For the Nine months ended September 30, 2022
REVENUE
Equipment Sales	$-	$-	$-	$-
Service Revenue	-	-	-	-
Other Revenue	-	-	-	26,197
TOTAL REVENUE	-	-	-	26,197

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	26,197

OPERATING EXPENSES
General & Administrative	135,434	240,205	596,941	806,955
Total Operating Expenses	135,434	240,205	596,941	806,955

LOSS FROM OPERATIONS	(135,434)	(240,205)	(596,941)	(780,758)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	7,000	(200)
Interest and Other Income	-	-	-	50,475

Total Other Income (Expense)	-	-	7,000	50,275

LOSS BEFORE INCOME TAXES	(135,434)	(240,205)	(589,941)	(730,483)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(135,434)	$(240,205)	$(589,941)	$(730,483)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES	476,384,761	534,654,261	478,692,378	201,906,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(589,941)	$(730,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	-
Stock for services	101,963
Stock Compensation – Option Valuation	102,600
Changes in operating assets and liabilities:
Accounts receivable, net	-	-
Advances to Related Party	-	-
Prepaid expenses and other assets	2,728	-
Accounts payable and accrued liabilities	5,683	8,501

Net cash provided (used) by operating activities	(376,967)	(721,982)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	245,000	125,000
Notes Payable assumed in reverse merger	-	-
Recapitalization – payments to SPIN	-	(59,880)

Net cash provided by (used) in financing activities	245,000	65,120

Net increase (decrease) in cash and cash equivalents	(131,967)	(656,862)
Cash and cash equivalents at beginning of period	197,723	976,947

Cash and cash equivalents at end of period	$65,756	$320,085

Supplementary disclosure of non-cash operating activities:
Common Stock issued for services – 1,259,106 Common Shares	$101,963
Supplementary disclosure of non-cash financing activities:
Common Stock cancelled related to exclusive license cancellation and settlement agreement – 51,507,749 Common Shares	$51,508

Supplementary disclosure of cash flow information:
Interest paid	$-	$200
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As of September 30, 2023

	Common Stock		Preferred Stock			Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Capital	Deficit	(Deficit)

Balances, January 21, 2021 (inception)	20,240,882	20,241				1,265,559		1,285,800

Net loss	-	-				-	(284,959)	(284,959)

Balances, December 31, 2021	20,240,882	$20,241				$1,265,559	$(284,959)	$1,000,841

Recapitalization						(139,880)		(139,880)
Restricted Stock Awards	7,983,720	7,984				(7,984)
Series A Preferred Shares issued in Share Exchange			9,000,000		9,000			9,000
Shares issued upon conversion of Series A Preferred Stock	485,781,168	485,781	(9,000,000)		(9,000)	(485,781)		(9,000)
Sale of Common Stock	1,500,000	1,500				148,500		150,000

Net loss	-	-	-		-	-	(811,635)	(811,635)
Balances, December 31, 2022	515,505,770	$515,506	-		$-	$780,414	$(1,096,594)	$199,326

Stock Compensation						102,600		102,600
Stock cancelled related to SuperGreen Exclusive License cancellation	(51,507,749)	(51,508)				51,508		-

Sale of Common Stock	11,916,667	11,917				233,083		245,000
Stock issued for services	1,259,106	1,259				100,704		101,963

Net Loss							(589,941)	(589,941)

Balances, September 30, 2023 (Unaudited)	477,173,794	$477,174		$		$1,268,309	$(1,686,535)	$58,948

No dividends were paid for the nine months ended September 30, 2023 and 2022.

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

The Company is also seeking to expand its business to include the establishment of an energy storage system (ESS) sales division and a renewable energy consulting division to provide knowledge-based online content in the green energy sector.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, we believe that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Annual Report as filed on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2023, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Substantially all of the Company’s historical revenues was derived from leasing equipment. The Company considers a signed lease agreement to be a contract with a customer. Contracts with customers are considered to be short-term when the time between signed agreements and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue when services are provided to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company typically satisfies its performance obligations in contracts with customers upon delivery of the services. The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers immediately at the invoice date, and the contracts do not have significant financing components nor variable consideration. There are no returns and there is no allowances. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at September 30, 2023 or December 31, 2022.

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the nine months ended September 30, 2023 and 2022, we recognized $102,600 and $0, respectively as compensation expense during those periods.

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

BITECH TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the nine months ended September 30, 2023 and 2022, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock was 1,000,000,000 shares at September 30, 2023.

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

In connection with the settlement of litigation involving the Company, Calvin Cao (“C. Cao”) and SuperGreen Energy Corporation (“SuperGreen,” together with C. Cao, the “C. Cao Parties”), the Company cancelled 51,507,749 shares of its Common Stock effective February 20, 2023 (the “Cancelled Shares”). The Cancelled Shares had been issued to SuperGreen pursuant to a License Agreement entered into between Bitech Mining and SuperGreen dated January 15, 2021 as amended on January 15, 2021 and on March 26, 2022 (the “License Agreement”). The License Agreement was terminated effective February 20, 2023 as well.

The Company issued 1,259,106 unregistered shares of its Common Stock valued at $101,963 during the nine months ended September 30, 2023 as payment for services provided to the Company.

During April, May and June, 2023, the Company sold 11,250,000 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($0.02 per share). During August 2023 the Company sold 666,667 unregistered shares of its Common Stock to one private investor for $20,000 ($0.03 per share)

NOTE 4. ACQUISITION OF BITECH MINING

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the nine months ended September 30, 2023 and 2022. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Renewable Energy Consulting

The Company established a Renewable Energy Consulting Division empowered by artificial intelligence (AI) and Web3 social media technologies. The strategic addition of this division is expected to strengthen the Company’s position as new player in providing knowledge-based online content in the green energy sector. This initiative is expected to serve as a strategic base to generate revenue via a suite of AI tools to connect with online industry leaders and visionary companies in the same sector. The application of AI in green energy-related content production, evaluation, and data processing, driven by user behavior, is designed to create vital connections within online communities, enhance content marketing, augment its quality, and offers the Company opportunities for sustainable revenue generation. Further, the Company has started to apply a suite of AI and Web3 social media technologies which can be used to engage viewers on social media platforms like YouTube, TikTok and Meta in advocating the Company’s environmental, social and governance strategy.

Nonprovisional Patent Application

In furtherance of the Company’s efforts to expand and commercialize green energy technology solutions it seeks to incorporate into revenue generating applications in 2024, it filed a nonprovisional patent with the U.S. Patent and Trademark Office (Application No. 18/484,748) on October 11, 2023. The provisional patent relates to the field of renewable energy, healthcare, and information technology. Specifically, it pertains to an integrated system that employs Artificial Intelligence (AI), Virtual Reality (VR), Robotics, and Blockchain (Web3 & NFT) to optimize the operation of healthcare facilities using renewable energy and community-centric care delivery systems.

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

Comparison of the three and nine month period ended September 30, 2023 with the three and nine month period ended September 30, 2022.

The Company has not generated any revenues from its primary business for the three and nine months ended September 30, 2023 and $26,197 from its legacy QVH Business for the nine months ended September 30, 2022.

During the three and nine months ended September 30, 2023, we incurred $135,434 and $596,941 of general and administrative expenses, respectively, compared to $240,205 and $806,955 for the same periods in 2022. General and administrative expenses have been mostly consistent during 2023 compared to 2022 as the Company seeks to move from development stage to revenue generation.

As a result of the foregoing, we had net loss of (135,434) and ($589,941) for the three and nine months ended September 30, 2023, respectively, compared to a net loss of ($240,205) and ($730,483) which included an offset of $26,197 for Other Revenue and $50,275 Net Other Income for the nine months ended September 30, 2022, respectively.

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

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had total current liabilities of $17,080 and $11,397, respectively, and current assets of $76,028 and $210,723, respectively, to meet our current obligations. As of September 30, 2023, we had working capital of $58,948, a decrease of working capital of $140,378 as compared to December 31, 2022, driven primarily by cash used in operations but offset by $245,000 of cash provided by sale of common stock.

For the nine months ended September 30, 2023, cash used in operations was ($271,677) which primarily included the net loss of ($454,507) primarily offset by $102,600 of non-cash option valuation recorded as stock compensation and services paid with common stock of $87,248.

Net cash provided by financing activities was an aggregate of $245,000 that was a result of our sale of 11,250,000 unregistered shares of our Common Stock to six private investors in exchange for $225,000 ($0.02 per share) in cash and 666,667 unregistered shares of our Common Stock to one private investor for $20,000 ($0.03 per share) in cash.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of September 30, 2023, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses in connection with our efforts to become a provider of a suite of green energy solutions. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations and our growth strategy depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

On May 8, 2023, we announced that we received a Letter of Intent (LOI) from Nam Viet to provide up to $300 million in financing for selected projects related to solar and Battery Energy Storage System (BESS) projects as discussed above. While we believe that we will be able to secure funding for future projects from Nam Viet and its capital partners pursuant to the LOI, we have not received any funds pursuant to the LOI as of the date of this report and there can be no assurance that Nam Viet and its capital partners will provide financing to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the nine months ended September 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

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

Effective February 20, 2023, the Company, together with its wholly owned subsidiary Bitech Mining Corporation entered into a Confidential Settlement, Mutual Release, and Share Transfer Agreement (the “C. Cao Settlement Agreement”) with Calvin Cao (“C. Cao”) and SuperGreen Energy Corporation (“SuperGreen,” together with C. Cao, the “C. Cao Parties”). The C. Cao Settlement Agreement settles as to the C. Cao Parties, the Cao Lawsuit. Pursuant to the C. Cao Settlement Agreement, the C. Cao Parties terminated the Patent & Technology Exclusive and Non-Exclusive License Agreement between Bitech Mining Corporation and SuperGreen dated January 15, 2021 as amended on January 15, 2021 and on March 26, 2022 (the “License Agreement”) and SuperGreen cancelled 51,507,749 shares of the Company’s common stock, par value $0.001 per share issued by the Company to SuperGreen pursuant to the License Agreement. In addition, the parties to the Settlement Agreement agreed to a mutual general release of liabilities against each other, refrain from making any disparaging remarks about each other and the Company’s filing a dismissal with prejudice of the Cao Lawsuit as to the C. Cao Parties. The Settlement Agreement also contains additional covenants, representations and warranties that are customary of litigation settlement agreements.

On March 6, 2023, Michael Cao and Linh Dao filed, without an attorney, a pro se Motion to Dismiss for Lack of Jurisdiction.

On April 17, 2023, the court dismissed the Cao Lawsuit without prejudice due to a lack of subject matter jurisdiction. On April 18, 2023, we filed a complaint against Michael H. Cao, Linh T. Dao, B & B Investment Holding, LLC (“B & B Investment”) and Cory Thomason in the Orange County California Superior Court containing substantially the same allegations included in the Cao Lawsuit filed in federal court (the “Cao State Court Lawsuit”). We served Mr. Cao, Ms. Dao and B & B Investment Holding, LLC on April 26, 2023 and are continuing efforts to serve Mr. Thomason. Defendants Michael H. Cao, Linh T. Dao, B & B Investment (pro se) filed a Motion to Quash Service of Summons; Motion to Dismiss or Stay Complaint (the “B & B Motions”). In response to this motion, the Company filed a Motion to Strike B & B Investment’s motion (the “Motion to Strike”), Request for Sanctions in Amount of $2,400 and Request for Default as to B & B Investment because it is being impermissibly represented by Michael H. Cao who is engaging in the unauthorized practice of law as to a corporate entity. On October 13, 2023, the Court granted in part the Company’s unopposed Motion to Strike, striking the B & B Investment Motions and ordering B &B Investment to retain an attorney no later than October 27, 2023 or be subject to default because corporate entities are not permitted to appear in court without an attorney. The Court denied Mr. Cao’s Motion to Quash and took Linh Dao’s Motion to Quash off calendar, thus keeping all Defendants in the case. The Court ruled that Michael Cao already waived his rights to file such a motion by making a general appearance in the case and noted that Defendants failed to appear at the hearing. On or about October 27, 2023, the Company’s counsel received an initial communication from an attorney attaching responses to the Company’s complaint on behalf of Mr. Cao and B&B Investment. The Company’s counsel has not been able to verify if this response has been properly filed with the Court by the deadline.

Mr. Cao has served initial responses to our discovery requests, but we believe these responses are evasive and assert unnecessary objections. After attempting to meet and confer with Mr. Cao, we filed motions to compel further responses to our discovery requests which is set for a hearing on December 8, 2023. Mr. Cao has yet to serve any opposition to these Motions to Compel. The Company intends to continue pressing forward with discovery as to all Defendants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following information represents securities sold by us during the quarter ended September 30, 2023 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During the three months ended September 30, 2023 the Company issued an aggregate of 325,310 unregistered shares of its Common Stock valued at $30,559 as partial payment for services provided to the Company.

During April, May and June, 2023, the Company sold 11,250,000 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($0.02 per share) in cash. The Company sold 666,667 unregistered shares of its Common Stock in August 2023 to one private investor for $20,000 ($0.03 per share) in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference from Form 10-K filed with the SEC on March 26, 2021.)

3.9	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.10	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 from Form 8-K filed with the SEC on April 4, 2022).

3.11	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 from Form 8-K filed with the SEC on May 2, 2022).

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on November 2, 2021).

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021).

10.5	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 from Form 8-K filed with the SEC on April 4, 2022).

10.6+	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 from Form 8-K filed with the SEC on April 4, 2022).

10.7	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 from Form 8-K filed with the SEC on April 4, 2022).

10.8	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 from Form 8-K filed with the SEC on April 4, 2022).

10.9†	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on April 20, 2022).

10.10†	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 from Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 from Form 8-K filed with the SEC on April 20, 2022).

10.12	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13+	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16	Amendment of Patent & Technology Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17	Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

10.18	Confidential Settlement, Mutual Release, and Share Transfer Agreement between the Company, Bitech Mining Corporation, Calvin Cao and SuperGreen Energy Corporation dated as of February 20, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2023).

10.19	Form of Subscription Agreement for U.S. Residents (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q filed on August 15, 2023).

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Includes management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitech Technologies Corporation

Date: November 14, 2023	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

