Form 10-K
period 2023-12-31
Bitech Technologies Corp
filed 2024-04-01
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 000-27407

BITECH TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-3419812
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $5,840,601   as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

At March 26, 2024, there were [488,121,337] shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I

ITEM 1. BUSINESS

Bitech Technologies Corporation (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. In connection with the Company’s planned expansion of its business following the completion of the acquisition of Bitech Mining Corporation, a Wyoming corporation (“Bitech Mining”), it filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware on April 29, 2022 to change its corporate name to Bitech Technologies Corporation.

We have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with plans to develop Battery Energy Storage System (BESS) projects, commercial and residential renewable energy solutions, enterprise utility services, public service engagements, and other renewable energy initiatives. We plan to pursue these innovative energy technologies through research and development, technology integration, planned acquisitions of other early stage green energy development projects and plans to become a grid-balancing operator using BESS   solutions and applying new green technologies as a technology enabler in the green energy sector. Our team has identified two highly competitive battery energy storage suppliers who have expressed interest in establishing partnerships with us, as we seek to integrate their products into projects that we identify, including grid-balancing BESS projects we plan to pursue following the Business Combination with Bridgelink discussed below. In addition, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement innovative, scalable energy system solutions with technological focuses on smart grid, Home Energy Management System (HEMS), Building Energy Management System (BEMS  ), City Energy Management System (CEMS), energy storage, and EV infrastructure.

In December 2023, we received an initial purchase order from a strategic customer to implement a BEMS Virtual Power Plant (VPP) Program designed to save electricity for approximately 4,000 multi-dwelling units (MDUs). Our customer is working with PJM, a Regional Transmission Organization (RTO) that coordinates the movement of wholesale electricity in the District of Columbia in the U.S. and all or parts of 13 states including Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia. We believe that our BEMS solutions can benefit building owners who get paid by RTOs for energy saving bonuses, which is in alignment with federal reward programs initiated by the U.S. Department of Energy (DoE). Our real time BEMS solutions are being designed to reduce energy consumption and enhance personalized temperature control options and comfort levels for tenants living in these MDUs.

We are also developing a suite of services and bundled products we call the Bitech Smart Energy Technology Solutions. Our planned solutions are expected to integrate a variety of Energy Management Systems (X-EMS) that allow for efficient management of energy usage, Energy Storage Systems (ESS) for storing excess energy and Smart Power Systems (SPS) that regulate the flow of energy in homes and commercial buildings. We also offer Power Control Conversion solutions that are designed to optimize the utilization of renewable energy sources. With our planned portfolio of integrated solutions, we believe that individuals and businesses will be capable of reducing their carbon footprint while also enjoying significant cost savings on their energy bills.

The table below represents our planned portfolio of smart energy solutions:

With combined experience in the power industry ranging from EMS, energy storage, Industrial IoT and system integration, we plan to leverage this expertise to develop a three-pronged Green Energy Technology Enabler Business model to effectively cater to the rapidly growing demand for sustainable energy solutions. As depicted in the diagram below, our model encompasses key stages of the energy production process - from generation to distribution and consumption. We offer comprehensive technology solutions such as advanced energy management systems, efficient energy storage options, IoT applications for smart grid monitoring, and system integration services. By integrating these elements, we strive to empower individuals, businesses, and communities to embrace cleaner and more sustainable approaches towards energy usage. Our technology solutions model includes:

●	Innovative renewable energy options for households, apartment complexes, architectural structures, and educational institutions, as well as various implementations suited for urban areas and local communities.
●	A range of utility services, including Virtual Power Plants (VPP) and intelligent Electric Vehicle (EV) system solutions.
●	Conducting public service engagements for Independent Service Organizations (ISOs), Investor-Owned Utilities (IOUs), and other government entities at the municipal, county, and state level.

We plan to execute a “Dual Growth Business Model” as depicted in the diagram below encompassing (1) revenue growth in Technology Enabler Solutions which include in-house technology innovation implementing system integration approach enhanced with our plans to carry out technology merger and acquisitions for specific green energy applications, and (2) revenue growth by executing planned BESS operations following our planned Business Combination with Bridgelink discussed below, additional potential joint ventures and/or partnerships with operating partners to collect operating and joint venture revenues from BESS operations.

Dual Growth Business Model

We use cutting-edge BESS solutions that allow us to store excess energy in batteries during off-peak hours when it is inexpensive and dispatch it during peak hours when prices are highest. This not only benefits the power generation companies by boosting their bottom line but also has a significant impact on reducing carbon emissions.

Utility Grids
(0.02 – 0.07/kWh)
(0.10 – 1.5/kWh)
Buy Low
Off-Peak Hours
BESS Power Plant
Sell High
Peak Hours
~20-year Sustainable Operations
Real-Time Price Adders
Hover over points to view details.
Displayed SCED prices are the sum of:
Mar 18, 2024
(05:15am)
Mar 18, 2024
(7:35pm)

BESS Market Overview

●	Battery Energy Storage System (“BESS”) is a cost-effective system of battery storage using one or more batteries to store energy generated by wind or solar farms.
●	Prior to the 2022 Inflation Reduction Act (“IRA”), BESS was required to be co-located to be eligible for Investment Tax Credits (“ITC”); post-IRA, stand-alone BESS projects are also eligible for ITC of up to 50%.
●	Better cycling capacity enables enhanced capture of ancillary services revenues without warranty cycle life degradation.
●	Lower capacities simplify the interconnection process with several ISOs, especially ERCOT (Texas)
●	The Battery Storage Systems market is projected to grow at a 24% CAGR from 2022 to 2032P.

We offer 1.965 GW (gigawatts) pipeline of 23 Battery Energy Storage System (BESS) projects in several U.S. geographical locations as summarized below:

MISO
5 Projects
600 MW$_{AC}$
PJM
2 Projects
100 MW$_{AC}$
CAISO / WECC
5 Projects
425 MW$_{AC}$
ERCOT
11 Projects
865 MW$_{AC}$

As described in our Dual Growth Business Model, we aim to grow by strategically acquiring intellectual property (IP) assets. Through a planned portfolio of acquisitions and targeted acquisition strategies, we plan to execute our “Smart Acquisition Model” as illustrated in the diagram below. The key element of this model is identifying and acquiring defensible technologies accompanied by visionary management teams who share a common goal with us. We believe this approach will enable us to unlock the potential within these companies through capital infusion and accelerate their growth. Our ultimate goal is to incubate these acquired companies and eventually spinning them off, merging them with larger companies or forming global joint ventures, while also facilitating market entry into one of today’s fastest growing region, that being Southeast Asia. With this acquisition model, we anticipate building a technology portfolio consisting of various green energy technologies. To achieve this goal, we will leverage our network of capital partners, tap into lower-cost manufacturing capabilities, and seek out technical talents from specialized sources abroad.

In light of these practical initiatives and other reasons noted below, we have, however, elected to discontinue our efforts to commercialize the electric power generation and charging system (the “Tesdison Technology”) we formerly licensed from SuperGreen Energy Corporation (“SuperGreen”) pursuant to the Patent & Technology Exclusive and Non-Exclusive License Agreement dated January 15, 2021, as amended, entered into between SuperGreen and the Company’s wholly owned subsidiary Bitech Mining Corporation (“Bitech Mining”) (the “SuperGreen License”). We have determined that the Tesdison Technology was not functional nor was it capable of being developed into a commercially viable product as had been represented to the Company by SuperGreen, its founder Calvin Cao, and his brother Michael Cao, leading up to Bitech Mining entering into the SuperGreen License. In addition, we paused the further development of Intellisys-8, our planned chipset and related software due to the unfavorable market conditions within the cryptocurrency market in 2023.

In addition, our business expansion plans will require a significant amount of additional capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and involve a significant number of future business, financial, operational and regulatory risks. See “Note About Forward-Looking Statements.”

Recent Transactions

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024, on January 8, 2024, the Company, Bridgelink Development, LLC, a Delaware limited liability company (“Bridgelink”), a solar and energy storage development company based in Fort Worth, Texas and C & C Johnson Holdings LLC, the sole member of Bridgelink (the “Member”) entered into a Letter Agreement (the “Letter Agreement”) for a business combination (the “Business Combination”). Pursuant to the Letter Agreement, the Company plans to acquire from the Member all of the issued and outstanding membership interests of an entity to be formed by Bridgelink (the “Target”) in exchange for 222,222,000 restricted shares of the Company’s Common Stock (the “Exchange Shares”). Prior to closing of the transaction (the “Closing” or “Closing Date”), Bridgelink will transfer to Target Bridgelink’s assets and development service agreements (collectively, “Development Projects”) consisting of: (1) certain rights to fully develop a portfolio of renewable energy development assets, which includes certain battery energy storage system (“BESS”) projects with a cumulative storage capacity of at least 1.965 gigawatts (GW) located in the United States and along with certain term sheets and agreements with capital providers, whether or not finalized (collectively, the “BESS Development Projects”) and (2) certain rights to fully develop a portfolio of renewable energy development assets, which includes certain solar development projects with a cumulative output of at least 3.840 gigawatts (GW) located in the United States, along with certain term sheets and agreements with capital providers that Bridgelink has negotiated, whether or not finalized (collectively, the “Solar Development Projects”). In addition, on the Closing Date, Bridgelink will enter into an agreement with BTTC whereby Bridgelink will agree to refer to the Company any future projects involving BESS that Bridgelink is presented with an opportunity to work on.

Capital Investment into the Company. No later than the Closing Date, the Company shall have received a commitment for a capital investment or other financing transaction of not less than $50,000,000 (the “Capital Infusion”). The transaction to obtain the Capital Infusion may involve the Company’s sale and issuance of its equity, debt, lease or combination thereof on terms and conditions mutually agreeable by the Parties. The Capital Infusion shall be used for the business operations of the Company, including, but not limited to, the pursuit, execution, and/or implementation of the Development Projects, as well as the ongoing technology innovations, identification, pursuit, and/or acquisition of emerging technologies and/or companies owning or operating such technologies involving BESS, Solar, EMS, EV charging storage, micro grids, and/or other such “clean technologies”.

Project Management Services. At or prior to the Closing, the Company agreed to enter into a Project Management Services Agreement (the “PMSA”) with a Special Purpose Vehicle (“SPV”) established by Cole W. Johnson. Pursuant to the terms of the PMSA, the SPV will be obligated to oversee all aspects of the development and operation of the BESS Development Projects on such terms and conditions as the Parties mutually agree to. The PMSA will provide that the Company shall pay the SPV the following:

● BESS Development Projects. An aggregate amount equal to $0.035 per Watt (“W”) for each BESS Development Project payable as follows: (i) $0.005 per W will be paid in cash upon the Company’s listing of its Common Stock on the NASDAQ stock market and the closing of a financing transaction of a BESS Development Project (“Project Financing”); and (ii) $0.03 per W will be paid in cash upon attainment of Ready to Build (“RTB”) status per each BESS Development Project with the closing of Project Financing related to such project to enable the Company to commence construction of said BESS Development Project (collectively (i) and (ii), the (“BESS Development Fees”).

● Unique Solar Development Projects. $0.01 per W in cash upon attainment of RTB status per each development project, paid within ten (10) days of Company being paid, to enable the Company to commence construction of said Development Project; and

● Other Development Projects. Within ten (10) days of Company being paid, the higher of either (a) 50% of the gross margin or (b) $0.02 per W in cash upon attainment of RTB status or project acceptance per each development project (“Other Development Fees”); and

● Solar Development Projects. If the Solar Development Projects are developed by the Company, an aggregate amount equal to $0.035 per Watt (W) for each Solar Development Project payable as follows: (i) $0.005 per W will be paid in cash upon the Company’s listing of its Common Stock on the NASDAQ stock market and the closing of a financing transaction of a BESS Development Project (“Project Financing”); and (ii) $0.03 per W will be paid in cash upon attainment of Ready to Build (“RTB”) status per each Solar Development Project with the closing of Project Financing related to such project to enable the Company to commence construction of said Solar Development Project (collectively (i) and (ii), the (“Solar Development Fees”).

● Fee Payments. Payment of the BESS Development Fees, Development Fees, Other Development Fees, Unique Solar Development Fees, and Solar Development Fees (collectively, “Project Development Fees”) will further be contingent upon: (i) The successful achievement of RTB status, as such term will be defined in the PMSA, and will be made in accordance with the terms specified in the PMSA.

The fees due under these agreements will be payable within 10 days of achieving the milestones set forth above; and (ii) Cole W. Johnson remains (i) an employee or consultant to the SPV; and/or (ii) head of the BESS and Solar Division (as defined below) during the period of time in which the Project Development Fees are payable.

Post Business Combination Structure. Upon consummation of the Business Combination, the Company shall consist of two (2) divisions or operational units: (1) a division that will pursue, execute, and/or implement the Development Projects (the “BESS and Solar Division”); and (2) a division that will pursue the technology solutions and acquisition business (the “Technology Solutions and Acquisition Division”). The BESS and Solar Division generally will be managed and operated by the current Bridgelink management team, but with meaningful participation by at least one member of the current the Company management team. The Technology Solutions and Acquisition Division generally will be managed and operated by the current the Company management team, but with meaningful participation by at least one member of the current Bridgelink management team. The “C- level” officer positions in the combined company resulting from the Business Combination generally will be shared by members of the current respective the Company and Bridgelink management teams.

Appointment of Members of the Board of Directors and Officers

●	Board Seats: At the time of Closing, Bridgelink will have the right to designate two out of the five members of the Company’s board of directors (the “Board”) (the “Bridgelink Nominees”) and the Company will have the right to designate two out of the five members of the Board (the “Company Nominees”). The Bridgelink Nominees and the Company Nominees shall collectively select a fifth designee to the Board who must be “independent” (as defined in federal securities laws and the Nasdaq Listing Rules) at such time as required either by the OTC Markets or Nasdaq). the Company shall support the Bridgelink Nominees in their election to the Board and Bridgelink shall support the Company Nominees in their election to the Board.

●	Board Meetings: The Parties shall cooperate in scheduling regular meetings of the Board meetings and ensuring that Bridgelink’s Nominees to the Board are actively involved in strategic decisions and corporate governance.

●	Employment Arrangements: Bridgelink’s executive management team and key employees shall transition to become employees of the BESS and Solar Division of the Company upon the Closing. Cole Johnson as the President of the BESS and Solar Division will have sole authority to determine which employees shall transition, salaries, and effectuate an incentive plan.

●	Chairman of the Board Role: Benjamin Tran shall assume the position of Executive Chairman of the Company’s Board and interim Chief Executive Officer (CEO) and shall take the lead in all technology development as well as merger and acquisition (M&A) activities, and capital market activities including capital raise, aimed at expanding the company’s market presence and global influence.

●	President Role: Cole Johnson will be appointed as the President of the Company, with responsibilities for the project management and operations of the BESS and Solar Division.

●	Future CEO Role: If necessary, the Board shall appoint a new Chief Executive Officer (CEO) of the Company within twelve (12) months of the Closing, with responsibilities for the overall management and operations of the Company, and shall replace Benjamin Tran in his interim CEO role, provided that the Parties acknowledge and agree that it is not required that Benjamin Tran shall resign from the CEO position.

●	Executive Stock Option Compensation Package: Company shall grant Benjamin Tran the option to purchase 20,000,000 shares of stock to be vested equally over 5 years at an exercise price of $0.50 in year 1, $0.75 in year 2, $1.00 in year 3, $1.25 in year 4, and $1.5 in year 5, with the option to expire in 10 years. Company shall grant Cole Johnson the option to purchase 68,000,000 shares of stock to be vested equally over 5 years at an exercise price of $0.50 in year 1, $0.75 in year 2, $1.00 in year 3, $1.25 in year 4, and $1.5 in year 5, with the option to expire in 10 years.

Due Diligence. Each of the Parties covenants with the other Parties that during the period commencing on the Effective Date and for a period of 45 days thereafter (the “Due Diligence Period”), each Party shall use commercially reasonable efforts to promptly provide the other Party or its respective advisors and counsel with any information in its possession or control relating to it and its subsidiaries, subject to confidentiality obligations, attorney client privilege and applicable laws, so that the other Party may complete its due diligence investigations in connection with the Business Combination, including the BESS Development Projects (the “Due Diligence Materials”).

Definitive Agreement. The Parties shall use commercially reasonable efforts to enter into a definitive agreement pursuant to which the Business Combination would be consummated (the “Definitive Agreement”) within 30 days after completion of the Due Diligence Period (the “Exclusivity Period”). The Parties agree that the Definitive Agreement shall (i) be consistent with the terms and conditions the Letter Agreement, including the subject matter of the representations and warranties and covenants contained herein. The Definitive Agreement will provide for a closing no later 30 days after the execution of the Definitive Agreement, subject to the completion of all conditions to close as provided for in the Definitive Agreement (the “Closing” with the date of Closing, the “Closing Date”).

Representations and Warranties. The Definitive Agreement to be executed by the Parties and Member shall contain customary and usual representations and warranties, certified by the principal executive officer of each of the Parties.

Further Terms. The Company shall cause each of its officers and directors to do all such further acts as will be required to permit the Company to file any required documents (including 10- Ks, 10-Qs, 8-Ks, federal and state tax returns, or otherwise) to be filed at or following the Closing which reflect the business and operations of Target prior to the Closing Date and through the year ending December 31, 2023, and shall execute and deliver all certifications, if any, required to be filed by the Company with respect to financial statements of Target reflecting in whole or in part the business and operations of Target prior to the Closing Date.

On the Closing Date, the Company shall enter into the PMSA which will provide for the other terms stated in the Letter Agreement, among other things, that Bridgelink’s Chief Executive Officer will (i) agree to operate the Development Projects with a title as President of the Company and will agree manage a selected number of core employees from Bridgelink to be transferred to the Company and its new employees, and (ii) indemnify and defend the Company as a result of any liabilities related to the operation of the BESS and Solar Division or breach of the SPV’s obligations under the PMSA.

Conditions Precedent. In addition to the foregoing terms, the Definitive Agreement will contain the following conditions precedent to Closing:

●	the documents to be entered into in connection with the Business Combination will be mutually acceptable in form and substance to the Parties, acting reasonably, and will be consistent with the terms in the Letter Agreement;

●	all governmental, regulatory, third person and other approvals, consents, waivers, orders, exemptions, agreements and all amendments and modifications to agreements, indentures and arrangements which the Parties shall consider necessary in order to enter into the Definitive Agreement and not otherwise specifically described in the Letter Agreement shall have been obtained in form satisfactory to the Parties, acting reasonably;

●	As of the Closing Date Target shall have no liens of encumbrances on BESS Development Projects;

●	Target shall have completed the audit of its financial statements for the periods required pursuant to Items 9.01(a) and (b) of Form 8-K (the “Target Audit”), which will be performed by an accounting firm that is registered with the Public Company Accounting Oversight Board (PCAOB) at the election and expense of the Company;

●	If the Closing occurs after April 14, 2024, Target shall have completed and provided to the Company, Target’s unaudited financial statements for the period ended March 31, 2023 as provided for in Items 9.01(a) and (b) of Form 8-K, which fairly present the financial condition of Target as of their respective dates and for the periods involved, and such statements will be prepared in accordance with generally accepted accounting principles consistently applied for the periods provided for in Items 9.01(a) and (b) of Form 8-K;

●	The Board of Directors of the Company shall have approved the Definitive Agreement in accordance with its obligations under the Delaware General Corporation Law;

●	At the Closing Date, the Company will be current on all of its filings with the OTC Markets Group, Inc. OTCQB tier (the “OTC Markets”), including, but not limited to the filing of an Annual Report for the period ended December 31, 2023 and the annual Attorney Letter for the period ended December 31, 2023, none of which filings shall contain a material misstatement or omission, and be compliant in all material respects with the OTC Markets rules and regulations;

●	At the Closing Date, all reports, schedules, forms, statements, and other documents required to be filed by the Company under the Securities Act and the Exchange Act, including pursuant to Section 13(a) or 15(d) thereof, for the two (2) years preceding the Closing Date (the foregoing materials, including the exhibits thereto and documents incorporated by reference therein, being collectively referred to herein as the “SEC Reports”) shall have been filed on a timely basis or the Company shall have received a valid extension of such time of filing and has filed any such SEC Reports prior to the expiration of any such extension;

●	The Parties shall have performed, in all material respects, all of their obligations under the Definitive Agreement. All of the statements, representations, and warranties contained in the Definitive Agreement will be complete and true in all material respects;

●	No material adverse changes shall have occurred in the business, properties, and assets of Target including the Development Projects;

●	Target and the Company shall have filed all required franchise tax reports and federal income tax returns for the period ended December 31, 2023;
●	The Common Stock will be a participant in the Depository Trust Company (“DTC”) Fast Automated Securities Transfer Program DTC eligible;

●	The Common Stock will be quoted on the OTCQB tier of the OTC Markets and there shall have been no notice of delisting or threat thereof with respect to the Company Common Stock. the Company shall have paid all applicable OTC Market fees; and

●	Bridgelink shall have entered into one or more Supply Agreements that provide for the supply of batteries with a total capacity of at least 250 megawatts (MW) and 1000 megawatt-hours.

Nasdaq Uplisting. Following the Closing, the Company commits to take all commercially reasonable steps necessary to uplist the Company to the NASDAQ stock exchange to enhance the Company’s visibility and access to a broader investor base (the “Nasdaq Uplisting”). This effort will be pursued promptly and diligently.

No Shop. During the Exclusivity Period, unless the Company provides notice of its cancellation of the Letter Agreement as provided for in Section 12(c), neither Bridgelink, Target, nor Member will, directly or indirectly, through any representative or otherwise (a) engage in any third-party negotiations for any Extraordinary Transaction (as defined below); (b) enter into any agreement or understanding with any person other than each other with respect to any Extraordinary Transaction; (c) participate or engage in any discussions or negotiations with any person other than each other relating to any of the foregoing (whether or not initiated by Bridgelink, Target, Member or any representative); or (d) provide any material non-public information regarding the Company or any of the Company’s securities to any person other than the Target or the Member in connection with any of the foregoing. If Bridgelink, Target, or Member receives any inquiry or proposal regarding the possibility of an Extraordinary Transaction, or regarding any of the matters described in clauses (b) through (d), immediately above, it shall promptly notify the Company thereof in writing and will provide the Company with such information regarding such inquiry or proposal and the person(s) or entity(ies) making the same as the Company shall reasonably request. “Extraordinary Transaction” means any investment in, acquisition of, business combination with, or other extraordinary transaction regarding the Member’s ownership interest in the Target or the Target or any direct or indirect parent, subsidiary, or division thereof, including, without limitation, any merger, purchase, or sale of securities or purchase or sale of assets outside the ordinary course of business involving the Target or the Member’s ownership interest in the Target.

Termination. The Letter Agreement will terminate automatically and be of no further force and effect upon the earliest of (a) execution of the Definitive Agreement by the Parties, (b) mutual agreement of the Company, Bridgelink and the Member to terminate the Letter Agreement, (c) at the election of the Company during the Due Diligence Period for a commercially reasonable reason, or (d) 5:00 p.m. (Pacific time) on the last day of the Exclusivity Period.

Recent History of the Company

Acquisition of Bitech Mining Corporation

The Company acquired Bitech Mining Corporation (“Bitech Mining”) on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining (collectively, the “Bitech Mining Shares”). In consideration of the Bitech Mining Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each Bitech Mining Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall automatically convert into 53.975685 shares (an aggregate of approximately 485,781,300) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there are a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Effective as of June 27, 2022, the Series A Preferred Stock automatically converted into 485,781,168 shares of Company Common Stock following the June 27, 2022 filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000 shares. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

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

Employees

As of December 31, 2023, the Company currently employed a total of 8 individuals in executive or managerial positions. This includes two full-time employees and six contracted consultants who bring their expertise and experience to our team.  To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or are subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We do not presently have any general processes for assessing, identifying, and managing material risks from cybersecurity threats. As we expand our business operations, we plan to develop processes that will allow for the identification and assessment of cybersecurity risk that will be integrated into an overall risk management system, which will be managed by senior management and overseen by the Board of Directors. As part of this development, we plan to identify and address cybersecurity risks related to our business, privacy and compliance issues through a multi-faceted approach that is expected to include third party assessments, internal information technology (IT) audit, IT security, governance, risk and compliance reviews. In connection with these planned approaches, and to defend, detect and respond to cybersecurity incidents, we, among other things, will consider: conducting proactive privacy and cybersecurity reviews of systems and applications, audits of applicable data policies, performing penetration testing using external third-party tools and techniques to test security controls, conducting employee training, monitoring emerging laws and regulations related to data protection and information security, and implementing appropriate changes.

As part of the above planned processes, we may engage external auditors and consultants with expertise in cybersecurity to assess our internal cybersecurity programs and compliance with applicable practices and standards.

We plan to design our risk management program to also assesses third party risks, and we plan to perform third-party risk management to identify and mitigate risks from third parties, such as vendors, suppliers, and other business partners associated with our use of third-party service providers. In addition to new vendor onboarding, we plan to perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Cybersecurity Governance

We expect that cybersecurity will become an important part of our risk management processes and an area of focus for our Board of Directors and management. We expect that our Board of Directors will be responsible for the oversight of risks from cybersecurity threats. We expect our senior management will provide our Board of Directors updates on a quarterly basis regarding matters of cybersecurity. This is expected to include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. We expect that our Board members will also engage in periodic conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Currently, our Chief Executive Officer is expected to lead our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Our Chief Executive Officer will be tasked with staying informed about, and monitoring the prevention, mitigation, detection and remediation of cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes we plan to develop and as described above, including the operation of an incident response plan, and report to the Board of Directors on any appropriate items.

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

On March 6, 2023, Michael Cao and Linh Dao filed, without an attorney, a pro se Motion to Dismiss for Lack of Jurisdiction.

On April 17, 2023, the court dismissed the Cao Lawsuit without prejudice due to a lack of subject matter jurisdiction. On April 18, 2023, we filed a complaint against Michael H. Cao, Linh T. Dao, B & B Investment Holding, LLC (“B & B Investment”) and Cory Thomason in the Orange County California Superior Court containing substantially the same allegations included in the Cao Lawsuit filed in federal court (the “Cao State Court Lawsuit”). We served Mr. Cao, Ms. Dao and B & B Investment Holding, LLC on April 26, 2023 and are continuing efforts to serve Mr. Thomason. Defendants Michael H. Cao, Linh T. Dao, B & B Investment (pro se) filed a Motion to Quash Service of Summons; Motion to Dismiss or Stay Complaint (the “B & B Motions”). In response to this motion, the Company filed a Motion to Strike B & B Investment’s motion (the “Motion to Strike”), Request for Sanctions in Amount of $2,400 and Request for Default as to B & B Investment because it is being impermissibly represented by Michael H. Cao who is engaging in the unauthorized practice of law as to a corporate entity. On October 13, 2023, the Court granted in part the Company’s unopposed Motion to Strike, striking the B & B Investment Motions and ordering B &B Investment to retain an attorney no later than October 27, 2023 or be subject to default because corporate entities are not permitted to appear in court without an attorney. The Court denied Mr. Cao’s Motion to Quash and took Linh Dao’s Motion to Quash off calendar, thus keeping all Defendants in the case. The Court ruled that Michael Cao already waived his rights to file such a motion by making a general appearance in the case and noted that Defendants failed to appear at the hearing. On or about October 27, 2023, the Company’s counsel received an initial communication from an attorney attaching responses to the Company’s complaint on behalf of Mr. Cao and B&B Investment. On November 27, 2023, Mr. Cao and B&B Investment filed a Demurrer to the Complaint and Motion to Strike Portions of the Complaint. These responses to the Company’s Complaint, along with the motions filed by Mr. Cao pro se, are all set to be heard on May 10, 2024. The Company will be filing Oppositions to each of these motions. A Case Management Conference is also set for May 10, 2024.

Mr. Cao served initial responses to our discovery requests, but we believed these responses were evasive and asserted unnecessary objections. After attempting to meet and confer with Mr. Cao, we filed motions to compel further responses to our discovery requests which were heard on December 8, 2023. The Court granted in part and denied in part our motions. Accordingly, Mr. Cao served supplemental responses and provided responsive documents, which we have deemed sufficient.

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

	Low Trading Price	High Trading Price
Period	($)	($)
Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	0.02	0.07
Third Quarter (September 30, 2023)	0.03	0.05
Second Quarter (June 30, 2023)	0.02	0.05
First Quarter (March 31, 2023)	0.02	0.07

Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	0.02	0.14
Third Quarter (September 30, 2022)	0.10	0.19
Second Quarter (June 30, 2022)	0.09	0.45
First Quarter (March 31, 2022)	0.07	0.18

Record Holders

As of December 31, 2023 there were approximately 115 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Unregistered Sales of Securities

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

On December 21, 2022, the Company awarded a director as Compensation service to the Company as a director, an option to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.07 per share which vest as to 20%   of the award on each December 21, beginning December 21, 2023, so long as such directors is providing services to the Company or one of its subsidiaries subject to acceleration in the event of termination for cause.

On February 13, 2023, the Company awarded an officer and director of the Company as compensation for service to the Company, an option to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.025 per share which vest 80% on date of grant and 10% on January 1, 2024 and 10% on January 1, 2025 so long as person is providing services to the Company or one of its subsidiaries subject to acceleration in the event of termination for cause.

On April 3, 2023, the Company awarded a director as Compensation for service to the Company as a director, an option to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share which vest 50% of the date of grant and 50% on April 3, 2024, so long as such director is providing services to the Company or one of its subsidiaries subject to acceleration in the event of termination for cause.

On April 3, 2023, the Company awarded an officer and director of the Company as compensation for services to the Company an option to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share which vests 50% on date of award on April 3, 2023 and 50% on April 3, 2024, so long as person is providing services to the Company or one of its subsidiaries subject to acceleration in the event of termination for cause.

On November 27, 2023, the Company awarded a director as compensation for services to the Company as a director, 1,000,000 shares of restricted Common Stock which vested on December 31, 2023. The value of this award was $20,000.

On November 27, 2023, the Company awarded an Officer and director of 500,000 shares of restricted Common Stock which vests 100% on December 31, 2023 so long as such person is providing services to the Company or one of its subsidiaries.

The Company issued 1,674506 unregistered shares of its Common Stock valued at $117,455 during the year ended December 31, 2023 as payment for services provided to the Company.

During April, May and June, 2023, the Company sold 11,250,000 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($0.02 per share).

During August 2023 the Company sold 666,667 unregistered shares of its Common Stock to one private investor for $20,000 ($0.03 per share)

During October, November, and December 2023 the Company sold 5,375,000 unregistered shares of its Common Stock to three private investor for $167,500 ($0.03-$0.04 per share)

Equity Compensation Plan Information

As of December 31, 2023, we do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the years ended December 31, 2023 and 2022. It is supplemental to, and should be read in conjunction with, our financial statements for the period January 8, 2021 (inception) through December 31, 2023 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Overview of the Business

We have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with plans to develop Battery Energy Storage System (BESS) projects, commercial and residential renewable energy solutions, enterprise utility services, public service engagements, and other renewable energy initiatives. We plan to pursue these innovative energy technologies through research and development, technology integration, planned acquisitions of other early stage green energy development projects and plans to become a grid-balancing operator using BESS solutions and applying new green technologies as a technology enabler in the green energy sector. Our team has identified two highly competitive battery energy storage suppliers who have expressed interest in establishing partnerships with us, as we seek to integrate their products into projects that we identify, including grid-balancing BESS projects we plan to pursue following the Business Combination with Bridgelink discussed below. In addition, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement innovative, scalable energy system solutions with technological focuses on smart grid, Home Energy Management System (HEMS), Building Energy Management System (BEMS), City Energy Management System (CEMS), energy storage, and EV infrastructure.

In December 2023, we received an initial purchase order from a strategic customer to implement a BEMS Virtual Power Plant (VPP) Program designed to save electricity for approximately 4,000 multi-dwelling units (MDUs). Our customer is working with PJM, a Regional Transmission Organization (RTO) that coordinates the movement of wholesale electricity in the District of Columbia in the U.S. and all or parts of 13 states including Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia. We have commenced providing services pursuant to this purchase order and we expect to complete our work during [__].

We are also developing a suite of services and bundled products we call the Bitech Smart Energy Technology Solutions. Our planned solutions are expected to integrate a variety of Energy Management Systems (X-EMS) that allow for efficient management of energy usage, Energy Storage Systems (ESS) for storing excess energy and Smart Power Systems (SPS) that regulate the flow of energy in homes and commercial buildings. We also offer Power Control Conversion solutions that are designed to optimize the utilization of renewable energy sources. With our planned portfolio of integrated solutions, we believe that individuals and businesses will be capable of reducing their carbon footprint while also enjoying significant cost savings on their energy bills.

With combined experience in the power industry ranging from EMS, energy storage, Industrial IoT and system integration, we plan to leverage this expertise to develop a three-pronged Green Energy Technology Enabler Business model to effectively cater to the rapidly growing demand for sustainable energy solutions.

We plan to execute a “Dual Growth Business Model” as discussed in Part I, Item 1. Business which includes an in-house technology innovation implementing system integration approach enhanced with our plans to carry out technology merger and acquisitions for specific green energy applications, and (2) revenue growth by executing planned BESS operations following our planned Business Combination with Bridgelink discussed below, additional potential joint ventures and/or partnerships with operating partners to collect operating and joint venture revenues from BESS operations. As described in our Dual Growth Business Model, we aim to grow by strategically acquiring intellectual property (IP) assets.

In light of these practical initiatives and other reasons noted below, we have, however, elected to discontinue our efforts to commercialize the electric power generation and charging system (the “Tesdison Technology”) we formerly licensed from SuperGreen Energy Corporation (“SuperGreen”) pursuant to the Patent & Technology Exclusive and Non-Exclusive License Agreement dated January 15, 2021, as amended, entered into between SuperGreen and the Company’s wholly owned subsidiary Bitech Mining Corporation (“Bitech Mining”) (the “SuperGreen License”). In addition, we paused the further development of Intellisys-8, our planned chipset and related software due to the unfavorable market conditions within the cryptocurrency market in 2023.

Our business expansion plans will require a significant amount of additional capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and involve a significant number of future business, financial, operational and regulatory risks. See “Note About Forward-Looking Statements.”

Recent Transactions

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024, on January 8, 2024, the Company, Bridgelink Development, LLC, a Delaware limited liability company (“Bridgelink”), a solar and energy storage development company based in Fort Worth, Texas and C & C Johnson Holdings LLC, the sole member of Bridgelink (the “Member”) entered into a Letter Agreement (the “Letter Agreement”) for a business combination (the “Business Combination”). See “Part I, Item 1. Business – Recent Transactions.” Completion of the Business Combination is contingent upon the parties entering into a definitive agreement which will contain certain conditions to close, including a commitment for a capital investment or other financing transaction of not less than $50,000,000 (the “Capital Infusion”) prior to closing. In addition, the definitive agreement is expected to include additional covenants, representations and warranties that are customary of business combination agreements of this type.

Acquisition of Bitech Mining Corporation

The Company acquired Bitech Mining Corporation (“Bitech Mining”) on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Bitech Mining, each of Bitech Mining’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). Pursuant to the Share Exchange Agreement the Company acquired from the Sellers, an aggregate of 94,312,250 shares of Bitech Mining’s Common Stock representing 100% of the issued and outstanding shares of Bitech Mining (collectively, the “Bitech Mining Shares”). In consideration of the Bitech Mining Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each Bitech Mining Share was entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock automatically converted into 53.975685 shares (an aggregate of approximately 485,781,300) of the Company’s Common Stock upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there were a sufficient number of shares of Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Effective as of June 27, 2022, the Series A Preferred Stock automatically converted into 485,781,168 shares of Common Stock following the June 27, 2022 filing of an amendment to the Company’s Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000 shares. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and Bitech Mining was considered the acquirer for accounting purposes.

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

Comparison of the years ended December 31, 2023 and 2022.

We have generated minimal revenues for the year ended December 31, 2023 and no revenues from its primary business for the year ended December 31, 2022. The Company generated $7,000 of other income for the year ended December 31, 2023 not related to it’s primary business. We invoiced and collected $26,197 from our QVH legacy business and recorded other income of $50,275 generated from accounts receivable previously written-off as uncollectible for the year ended December 31, 2022.

During the year ended December 31, 2023, we incurred $819,001 of general and administrative expenses compared to $888,106 for the same period in 2022. General and administrative expenses have decreased during 2023 compared to 2022 as the Company moves from development stage to revenue generation and keeps overhead lean.

As a result of the foregoing, we had net loss of ($811,693) for the year ended December 31, 2023, compared to a net loss of ($811,635) for the year ended December 31, 2022.

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

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, we had total current liabilities of $35,229 and $11,397, respectively, and current assets of $163,417 and $210,723, respectively, to meet our current obligations. As of December 31, 2023, we had working capital of $128,188, a decrease of working capital of $71,138 as compared to December 31, 2022, driven primarily by cash used in operations.

For the year ended December 31, 2023, cash used in operations was ($457,806) which primarily included the net loss of ($811,693) partially offset by $147,455 related to the issuance of common stock for services and $180,600 related to a stock option issued as compensation.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of December 31, 2023, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses in connection with our efforts to become a provider of a suite of green energy solutions and to fund the development projects we expect to pursue following completion of the Business Combination with Bridgelink. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations and pursue these opportunities and projects within the green energy industry depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the year ended December 31, 2023.

Critical Accounting Policies

See Note 2 of the accompanying notes to unaudited condensed consolidated financial statements, which note is incorporated herein by reference.

Income Tax Expense (Benefit)

We have not made a provision for income taxes in 2023 or 2022, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2023 and 2022 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bitech Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bitech Technologies Corporation (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

As described further in Note 2 to the consolidated financial statements, the Company has  incurred losses each year from inception through December 31, 2023.

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

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has  sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

/s/ Fortune CPA, Inc

We have served as the Company’s auditor since 2022.

Huntington Beach, CA

March 31, 2024
PCAOB # 6901

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

AUDITED

	December 31,	December 31,
	2023	2022

ASSETS

Current assets:
Cash and cash equivalents	$152,417	$197,723
Prepaid expense	11,000	13,000

Total current assets	163,417	210,723

Total assets	$163,417	$210,723

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	35,229	11,397

Total current liabilities	35,229	11,397

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 484,464,194 and 515,505,770 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	484,464	515,506
Additional paid-in capital	1,552,011	780,414
Accumulated deficit	(1,908,287)	(1,096,594)

Total stockholders’ equity	128,188	199,326

Total liabilities and stockholders’ equity	$163,417	$210,723

The accompanying notes are an integral part of the audited consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AUDITED

	For the Year ended December 31, 2023	For the Year ended December 31, 2022

REVENUE	$308	26,197

COST OF REVENUE	-	-

GROSS PROFIT	308	26,197

OPERATING EXPENSES
General & Administrative	819,001	888,106
Total Operating Expenses	819,001	888,106

LOSS FROM OPERATIONS	(818,693)	(861,910)

OTHER INCOME (EXPENSE)
Interest and Other Income	7,000	50,475
Interest Expense	-	(200)

Total Other Income (Expense)	7,000	50,275

LOSS BEFORE INCOME TAXES	(811,693)	(811,635)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(811,693)	$(811,635)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES	479,080,612	284,808,907

The accompanying notes are an integral part of the audited consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As of December 31, 2023

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 21, 2021 (inception)	20,240,882	20,241			1,265,559		1,285,800

Net loss	-	-			-	(284,959)	(284,959)

Balances, December 31, 2021	20,240,882	$20,241			$1,265,559	$(284,959)	$1,000,841

Recapitalization					(139,880)		(139,880)
Restricted Stock Awards	7,983,720	7,984			(7,984)
Series A Preferred Shares issued in Share Exchange			9,000,000	9,000			9,000
Shares issued upon conversion of Series A Preferred Stock	485,781,168	485,781	(9,000,000)	(9,000)	(485,781)		(9,000)

Sale of Common Stock	1,500,000	1,500			148,500		150,000

Net loss	-	-	-	-	-	(811,635)	(811,635)
Balances, December 31, 2022	515,505,770	$515,506	-	$-	$780,414	$(1,096,594)	$199,326

Common Stock for Services	1,674,506	1,674			115,781		117,455
Stock Option Compensation					180,600		180,600
Restricted Stock Awards	1,500,000	1,500			28,500		30,000
Cancelled Stock from SuperGreen	(51,507,749)	(51,508)			51,508		-
Sale of Common Stock	17,291,667	17,292			395,208		412,500

Net loss	-	-	-	-	-	(811,693)	(811,693)

Balances, December 31, 2023	484,464,194	$484,464	-	$-	$1,552,011	$(1,908,287)	$128,188

The accompanying notes are an integral part of the audited consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

AUDITED

	YEAR ENDED DECEMBER 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(811,693)	$(811,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment Write-off – Exclusive License	-	35,000
Common Stock issued for services	147,455
Stock Option Compensation	180,600
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,000	(13,000)
Accounts payable and accrued liabilities	23,832	291

Net cash provided by (used in) operating activities	(457,806)	(789,344)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	412,500	150,000
Recapitalization	-	(139,880)

Net cash provided by (used in) financing activities	412,500	10,120

Net increase (decrease) in cash and cash equivalents	(45,306)	(779,224)
Cash and cash equivalents at beginning of period	197,723	976,947

Cash and cash equivalents at end of period	$152,417	$197,723

Supplemental disclosure of non-cash Investing and Financing
Activities:

Supplementary disclosure of cash flow information:
Interest paid	$-	$200
Taxes paid	$-	$-

The accompanying notes are an integral part of the audited consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Bitech Technologies Corporation (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. In connection with the Company’s planned expansion of its business following the completion of the acquisition of Bitech Mining Corporation, a Wyoming corporation (“Bitech Mining”), it filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware on April 29, 2022 to change its corporate name to Bitech Technologies Corporation.

We have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with plans to develop Battery Energy Storage System (BESS) projects, commercial and residential renewable energy solutions, enterprise utility services, public service engagements, and other renewable energy initiatives. We plan to pursue these innovative energy technologies through research and development, technology integration, planned acquisitions of other early stage green energy development projects and plans to become a grid-balancing operator using BESS solutions and applying new green technologies as a technology enabler in the green energy sector. Our team has identified two highly competitive battery energy storage suppliers who have expressed interest in establishing partnerships with us, as we seek to integrate their products into projects that we identify, including grid-balancing BESS projects we plan to pursue following the Business Combination with Bridgelink discussed below. In addition, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement innovative, scalable energy system solutions with technological focuses on smart grid, Home Energy Management System (HEMS), Building Energy Management System (BEMS), City Energy Management System (CEMS), energy storage, and EV infrastructure.

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

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Going Concern

Since our inception, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of approximately $2 million as of December 31, 2023. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are also actively seeking a private company with which to enter into a strategic business transaction, including without limitation a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to obtain additional capital from borrowing and/or selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders. Any expectation of future profitability is likely dependent upon our ability to successfully merge with another company, of which there can be no assurances.

We were not involved in any procedures in 2023 and have no plans to do so in the future. The previous service revenues earned has resulted in longer settlement times, which has created a slowdown in cash collections.

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

We have assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Substantially all of the Company’s revenue is derived from leasing equipment. The Company considers a signed lease agreement to be a contract with a customer. Contracts with customers are considered to be short-term when the time between signed agreements and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue when services are provided to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company typically satisfies its performance obligations in contracts with customers upon delivery of the services. The Company does not have any contract assets since we have an unconditional right to consideration when we have satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers immediately at the invoice date, and the contracts do not have significant financing components nor variable consideration. There are no returns and there is no allowances. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at December 31, 2023 or December 31, 2022.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the years ended December 31, 2023 and 2022, we did not recognize any compensation expense during those periods.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties are recognized as income tax expense and tax credits as a reduction in income tax expense. For the year ended December 31, 2023, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the years ended December 31, 2023 and 2022, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

The following were potentially outstanding dilutive securities during the years ended December 31, 2023 and 2022, instruments:

December 31, 2023 - 37,000,000 Potentially Dilutive Options

December 31, 2022 – No Potentially Dilutive Options

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 250,000,000 shares and increased on June 27, 2022 to 1,000,000,000 shares. As of December 31, 2023, there were 484,464,194  common shares issued and outstanding.

On January 19, 2021, our stockholders approved the filing of an amendment to our certificate of incorporation authorizing 10,000,000 shares of preferred stock with a par value of $0.001 per share. Such amendment was filed on January 20, 2021.

On March 30, 2022, the Secretary of State of Delaware acknowledged the Company’s filing of a Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State creating a series of 9,000,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”). On March 31, 2022, we issued 9,000,000 shares of Series A Preferred Stock in exchange for 94,312,250 shares of Bitech Mining’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of Bitech Mining. On June 27, 2022 the 9,000,000 shares of Series A Convertible Preferred Stock issued as of March 31, 2022 automatically converted to 485,781,168 shares of common stock.

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

The Company issued 1,674,506 unregistered shares of its Common Stock valued at $117,455 during the year ended December 31, 2023 as payment for services provided to the Company.

The Company issued 1,500,000 of restricted securities awards valued at $30,000 during the year ended December 31, 2023 as payment for director compensation services provided to the Company.

During April, May and June, 2023, the Company sold 11,250,000 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($0.02 per share).

During August 2023 the Company sold 666,667 unregistered shares of its Common Stock to one private investor for $20,000 ($0.03 per share)

During October, November, and December 2023 the Company sold 5,375,000 unregistered shares of its Common Stock to three private investor for $167,500 ($0.03-$0.04 per share)

NOTE 4. INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

As of December 31, 2023 and December 31, 2022, there were 42,000,000 and 5,000,000 options outstanding, respectively.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2023, we had approximately $340,707 unrecognized stock-based compensation.

Stock option transactions during 2023 and 2022 were as follows:

	2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	5,000,000	$0.07	-	$-
Granted	42,000,000	0.03	5,000,000	0.07
Exercised	-	-	-	-
Forfeited or Cancelled	(5,000,000)	0.03	-	-
Outstanding at End of Year	42,000,000	0.04	5,000,000	0.07
Options Exercisable at Year-End	17,250,000	0.03	-	-
Weighted-Average Fair Value of Options Granted During the Year	$0.01		$0.02

Information with respect to stock options outstanding and exercisable at December 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2023	Weighted- Average Exercise Price
$0.025 - $0.07	42,000,000	9.2	$0.04	17,250,000	$0.03

NOTE 5. ACQUISITION OF BITECH MINING

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7 INCOME TAX

U.S. Federal Corporate Income Tax

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2023	2022
Tax Operating Loss Carryforward - USA	$1,569,000	$1,090,000
Other	-	-
Valuation Allowance - USA	(1,569,000)	(1,090,000)
Deferred Tax Assets, Net	$-	$-

The valuation allowance increased approximately $0.5 million, primarily as a result of the  increased net operating losses of our U.S.- based segment.

As of December 31, 2023, we had federal net operating loss carryforwards for income tax purposes of approximately $1.5 million. We also have California net operating loss carryforwards for income tax purposes of approximately $ 1.5 million which expire after twenty years from when it occurred.

NOTE 8. SUBSEQUENT EVENTS

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024, on January 8, 2024, the Company, Bridgelink Development, LLC, a Delaware limited liability company (“Bridgelink”), a solar and energy storage development company based in Fort Worth, Texas and C & C Johnson Holdings LLC, the sole member of Bridgelink (the “Member”) entered into a Letter Agreement (the “Letter Agreement”) for a business combination (the “Business Combination”). Pursuant to the Letter Agreement, the Company plans to acquire from the Member all of the issued and outstanding membership interests of an entity to be formed by Bridgelink (the “Target”) in exchange for 222,222,000 restricted shares of the Company’s Common Stock (the “Exchange Shares”). Prior to closing of the transaction (the “Closing” or “Closing Date”), Bridgelink will transfer to Target Bridgelink’s assets and development service agreements (collectively, “Development Projects”) consisting of: (1) certain rights to fully develop a portfolio of renewable energy development assets, which includes certain battery energy storage system (“BESS”) projects with a cumulative storage capacity of at least 1.965 gigawatts (GW) located in the United States and along with certain term sheets and agreements with capital providers, whether or not finalized (collectively, the “BESS Development Projects”) and (2) certain rights to fully develop a portfolio of renewable energy development assets, which includes certain solar development projects with a cumulative output of at least 3.840 gigawatts (GW) located in the United States, along with certain term sheets and agreements with capital providers that Bridgelink has negotiated, whether or not finalized (collectively, the “Solar Development Projects”). In addition, on the Closing Date, Bridgelink will enter into an agreement with BTTC whereby Bridgelink will agree to refer to the Company any future projects involving BESS that Bridgelink is presented with an opportunity to work on.

Completion of the Business Combination is contingent upon the parties entering into a definitive agreement which will contain certain conditions to close, including a commitment for a capital investment or other financing transaction of not less than $50,000,000 (the “Capital Infusion”) prior to closing. In addition, the definitive agreement is expected to include additional covenants, representations and warranties that are customary of business combination agreements of this type including entering into the following agreements:

 Project Management Services Agreement pursuant to which all aspects of the development and operation of the BESS Development Projects will be overseen by the service provider. The fees payable to the service provider will be as follows:

● BESS Development Projects. an aggregate amount equal to $0.035 per Watt (“W”) for each BESS Development Project payable as follows: (i) $0.005 per W shall be paid in cash upon the Company’s listing of its Common Stock on the NASDAQ stock market and the closing of a financing transaction of a BESS Development Project (“Project Financing”); and (ii) $0.03 per W shall be paid in cash upon attainment of Ready to Build (“RTB”) status per each BESS Development Project with the closing of Project Financing related to such project to enable the Company to commence construction of said BESS Development Project (collectively (i) and (ii), the (“BESS Development Fees”).

● Unique Solar Development Projects. $0.01 per W in cash upon attainment of RTB status per each development project, paid within ten (10) days of Company being paid, to enable the Company to commence construction of said Development Project;

● Other Development Projects. within ten (10) days of Company being paid, the higher of either (a) 50% of the gross margin or (b) $0.02 per W in cash upon attainment of RTB status or project acceptance per each development project (“Other Development Fees”); and

● Solar Development Projects. If the Solar Development Projects are developed by the Company, an aggregate amount equal to $0.035 per Watt (W) for each Solar Development Project payable as follows: (i) $0.005 per W shall be paid in cash upon the Company’s listing of its Common Stock on the NASDAQ stock market and the closing of a financing transaction of a BESS Development Project (“Project Financing”); and (ii) $0.03 per W shall be paid in cash upon attainment of Ready to Build (“RTB”) status per each Solar Development Project with the closing of Project Financing related to such project to enable the Company to commence construction of said Solar Development Project (collectively (i) and (ii), the (“Solar Development Fees”).

During February and March 2023, the Company sold 3,657,143 unregistered shares of its Common Stock to five private accredited investors for $256,000 ($0.07 per share).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Benjamin B. Tran, our President and Chief Executive Officer, is our principal executive officer and Robert J. Brilon, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on this evaluation, our management concluded that, as of December 31, 2023, we maintained effective internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position(s) and Office(s)
Benjamin B. Tran	57	Chief Executive Officer, President and Chairman
Robert J. Brilon	63	Chief Financial Officer and Director
Gregory D. Trimarche	60	Director

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

Robert J. Brilon, CPA – Mr. Brilon has served as our Chief Financial Officer since October 1, 2021 and was appointed as a director on April 14, 2022. He also has served as Chief Financial Officer for Iveda Solutions, Inc. (NASDAQ: IVDA) since December 2013. He was also Iveda’s President from February 2014 to July 2018 and Treasurer from December 2013 to July 2018 and was appointed Treasurer again on December 15, 2021. Mr. Brilon served as Iveda’s Executive Vice President of Business Development from December 2013 to February 2014 and as Iveda’s interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon joined New Gen Management Services, Inc. in July 2017 as the CFO (subsequently becoming President and CFO of New Gen in July 2018). Mr. Brilon was the President, Chief Financial Officer, Corporate Secretary, and Director of both Vext Science, Inc and New Gen until he resigned in February 2020. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brainwave optimization software licensing and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Financial Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of InPlay Technologies (NASDAQ: NPLA), formerly, Duraswitch (NASDAQ: DSWT), a company that licensed patented electronic switch technology and manufactured digital pen technology, from November 1998 to June 2007. Mr. Brilon served as Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. (NYSE: RRR) from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video (AMEX:VCR) from 1986 to 1993. Mr. Brilon is a certified public accountant and practiced with several leading accounting firms, including McGladrey Pullen, Ernst and Young and Deloitte and Touche. Mr. Brilon holds a Bachelor of Science degree in Business Administration from the University of Iowa.

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

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our subsidiaries.

Sid Sung. On January 2, 2004, we engaged Mr. Sid Sung    as our Chief Innovation Officer (CIO). Mr. Sung will be spearheading Bitech’s Green Energy Technology Solutions division. In this role, he will be leading Bitech’s efforts to engineer scalable revenue opportunities towards the green energy transition. With a wealth of knowledge and initiatives in digital energy evolution strategies, Sid brings with him more than 30 years of experience in high-growth, relevant vertical markets like home automation, security products, energy management, Machine to Machine (M2M) technologies, industrial IoT (IIoT), smart cities, and broadband access technologies. With a strong background working with large telecommunications and emerging service providers, he has led numerous successful and high-profile technology projects. Sid is a champion of the IoT revolution and has been actively involved the smart energy and power sector for over a decade, identifying and widely implementing innovative integrated solutions. From 2020 to 2023, Sid served as President of Iveda Solutions (NASDAQ: IVDA) and prior to that, from 2017 to 2020, President of People Power, Asia as well as VP of Product Management for People Power USA for US Independent Operation Utilities (IOUs) including FPL, PEPCO, Delmarva Power, BGE in the US, Origin in Australia, and Innogy in Germany. From 2014 to 2017, he was a board advisor for TwoWay Communications, focusing on developing and deploying solutions for IoT, M2M, smart cities/communities, and connected homes. In 2013, Sid co-founded Connected IO, a company specializing in M2M applications, and served as its COO until 2017 for Verizon’s Wireless M2M deployments. Prior to this role, he was Vice President at Lite-On Technology, where he managed IoT solutions for connected home and M2M for IIoT and played a crucial role in global utility smart grid trial programs with next-generation energy products, including multiple RF frequency gateways and sensors for European IOU Smart home application deployments. Sid was the General Manager for SMC Networks from 2007 to 2010 where he oversaw Smart home deployment with Comcast, Time Warner (Spectrum today), and Rogers for the North American MSO Market. He achieved great success by delivering broadband-enabled applications (BBEA) for home security service providers such as 4Home (acquired by Motorola) and uControl (merged with iControl). During his tenure there, Sid successfully led a significant revenue growth from $20 million to $100 million. In 1994, Sid founded and for 13 years led Alpha Telecom, a company specializing in designing and manufacturing telecommunications equipment with a focus on ISDN CPE solutions. Through his strategic partnerships and innovative solutions, he established strong relationships with global telecommunications equipment manufacturing giants such as Alcatel-Lucent, Nortel and Siemens. Under Sid’s leadership, Alpha Telecom became a prominent player in the industry and achieved remarkable growth. Sid earned a BS in Atmospheric Science from National Taiwan University and a MSEE from the University of Alabama Huntsville.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2023, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2023 and 2022 with the exception of the late filings by (i) Mr. Tran of one Form 4 filing reporting one transaction during 2023, one Form 4 reporting three transactions during 2022 and a Form 3 during 2022, (ii) Mr. Trimarche of a Form 3 during 2022, (iii) Mr. Brilon of one Form 4 reporting one transaction during 2022 and a Form 3 during 2022, (iv) Calvin Cao of one Form 4 reporting one transaction during 2022 and a Form 3 during 2022 and (v) Michael Cao of one Form 4 reporting two transactions during 2022 and a Form 3 during 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2023,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2021, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2023 Summary Executive Compensation Table

Name and Principal Position		Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Benjamin Tran.	2023	132,000	-	-	-	-	-	-	-	132,000-
CEO, President and Director	2022	86,000	-	-	-	-	-	-	-	86,000

Robert J. Brilon	2023	19,000		-	33,179	51,643	-	-	-	103,822
CFO and Director	2022	16,500	-	-	-	-	-	-	-	16,500

Employment Agreements

During fiscal 2024, Mr. Tran will be paid a salary by the Company in the amount of $12,500 per month and Mr. Brilon will be paid a consulting fee at the approximate rate of $4,500 per quarter depending on the amount of time he devotes to providing services on behalf of the Company. There is no written agreement to pay Mr. Tran this compensation.

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

As Compensation for Mr. Brilon’s service to the Company, the Company awarded him 4,635,720 shares of Restricted Common Stock which vested 1,158,930 shares on April 18, 2023 and 1,158,930 on each April 18 for the next 3 years so long as Mr. Brilon is providing services to the Company or one of its subsidiaries. The value of these awards will be recorded in the year vested.

As Compensation for Mr. Brilon’s service to the Company, the Company made the following awards to him:

●	On February 13, 2023 a grant of a nonstatutory stock option (the “Stock Option”) to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.025 per share. The options subject to this grant vest 80% on the date of the grant, 10% on January 1, 2024 and 10% on January 1, 2025 so long as Mr. Brilon is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if Mr. Brilon is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest plus the number of shares that would have vested in the following year. In the event Mr. Brilon’s service is terminated with cause, the number of shares subject to the Stock Option in the year of termination shall vest. The Stock Option may be exercised for the earlier of (1) ten years from grant date or (2) five (5) years after termination as a member of the Company’s board of directors.

●	On April 3, 2023 a grant of a nonstatutory stock option (the “Stock Option”) to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share. The Stock Option vest 50% on the date of the grant and 50% on April 3, 2024 so long as the recipient of the award is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if the recipient is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest plus the number of shares that would have vested in the following year. In the event the recipient’s service is terminated with cause, the number of shares subject to the Stock Option awarded to such recipient in the year of termination shall vest. The Stock Option may be exercised for the earlier of (1) ten years from grant date or (2) five (5) years after termination as a member of the Company’s board of directors.

●	On November 27, 2023 an award of 500,000 shares of restricted common stock, of which 100% vests on December 31, 2023 so long as Mr. Brilon is providing services to the Company or one of its subsidiaries.

Outstanding Equity Awards at Fiscal Year End

2023 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information with respect to the options outstanding by the Named Executive Officers held at fiscal year-end.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date(1)		Number of shares that have not vested (#)	Market value of shares that have not vested ($)(2)
Benjamin Tran.	–	–	$–	–		–	$–
CEO, President and Director
						–	–
Robert J. Brilon	4,500,000	500,000	$0.025	2/13/2033	(3)	3,476,790	$208,607
CFO and Director	2,500,000	2,500,000	$0.030	4/3/2033	(4)	–	–

(1)	The expiration date of each option occurs on the earlier of (i) ten years after the date of grant of each option or (ii) five years after the termination as a member of the board of directors.

(2)	The market value was computed by multiplying the closing market price of common stock on December 31, 2023 ($0.06) by the number of restricted stock awards that have not vested.

(3)	The unvested options vest on January 1, 2025 so long as Mr. Brilon is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if Mr. Brilon is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest. In the event Mr. Brilon’s service is terminated with cause, the number of shares subject to the Stock Option in the year of termination shall vest.

(4)	The unvested options vest on April 3, 2024 so long as the recipient of the award is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if the recipient is terminated from his role without cause (as defined in the Stock Option).

Compensation of Directors

The following table sets forth all compensation paid to or earned by each of our directors during fiscal year 2023, except for compensation with respect to Messrs. Tran and Brilon. Information with respect to the compensation of these directors is included above in the “Summary Compensation Table.” As our executive officers, none of these directors (other than as described above) received any compensation for service as a director during fiscal year 2023.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Trimarche Director(3)	—	20,000	43,955	—	—	—	—

Notes:

(1)	Director cash compensation during the fiscal year ended December 31, 2023.

(2)	The amounts reported in the Stock Awards and the Option Awards columns reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in the Notes to our audited consolidated financial statements for the fiscal year ended December 31, 2023, which are included elsewhere in this Annual Report.

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

On December 21, 2022, as Compensation for Mr. Trimarche’s service to the Company as a director as provided for in the Independent Contractor Agreement, the Company awarded him an option to purchase 5,000,000 shares of the Company’s Common Stock (the “Option Shares”) at an exercise price of $0.07 per share (the “Stock Option”). The Stock Option vests as to 20 % of the Option Shares on each December 21, beginning December 21, 2023, so long as Mr. Trimarche is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if Mr. Trimarche is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest plus the number of shares that would have vested in the following year. In the event Mr. Trimarche’s service as a member of the Board is terminated with cause, the number of shares subject to the Stock Option in the year of termination shall vest. The value of the option awards will be recorded in the year that they vest.

On April 3, 2023, as Compensation for Mr. Trimarche’s service to the Company as a director, the Company awarded him an option to purchase 5,000,000 shares of the Company’s Common Stock (the “Option Shares”) at an exercise price of $0.03 per share (the “Stock Option”). The Stock Option vests 50% of the Option Shares on date of grant April 3, 2023 and 50% April 3, 2024, so long as Mr. Trimarche is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if Mr. Trimarche is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest plus the number of shares that would have vested in the following year. In the event Mr. Trimarche’s service as a member of the Board is terminated with cause, the number of shares subject to the Stock Option in the year of termination shall vest. The value of the option awards will be recorded in the year that they vest.

On November 27, 2023, as Compensation for Mr. Trimarche’s service to the Company, the Company awarded him 1,000,000 shares of Restricted Common Stock in November 2023 which vested on December 31, 2023. The value of this award was $20,000 and is recorded in 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2023, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 484,464,194 shares of common stock outstanding at December 31, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
Benjamin B. Tran (1)	146,445,031	(2)	30.2%
Robert J. Brilon (1)	13,423,414	(3)	2.7%
Gregory D. Trimarche (1)	2,000,000	(4)	* %
All directors and named executive officers as a group (3 persons)	161,858,445		32.9%
5% Shareholders
Michael H. Cao (6)	180,277,121	(5)	37.2%

Total 5% Shareholders	180,277,121		37.2%

*	Less than 1%,

(1)	The named individual is one of our executive officers or directors. His address is c/o Bitech Technologies Corporation, 895 Dove Street, Suite 300, Newport Beach, California 92660.

(2)	Includes the following: (i) 51,517,749 shares of common stock held directly, (ii) 51,507,749 shares held by Mr. Tran’s spouse and (iii) 43,419,533 shares owned by United System Capital LLC (“USC”), over which Mr. Tran has voting control and therefore may be deemed to have indirect beneficial ownership of all or a portion of the securities owned directly by USC. Mr. Tran disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3)	Includes the following: (i) 1,287,694 shares of common stock (ii) 4,635,720 shares of restricted common stock which vested 25% on April 13, 2023, and then the remaining vest 25% on April 13, 2024, 25% on April 13, 2025 and 25% on April 13, 2026 only if Mr. Brilon is still providing services to the Company at the time of vesting, (iii) 500,000 shares of restricted common stock issued in November 2023 which vested on December 31, 2023, (iv) 4,500,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $0.025 per share and (v) 2,500,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $0.03 per share.

(4)	Includes the following: (i) 1,515,078 shares of common stock, (ii) 1,000,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $0.07 per share.

(5)	Includes the following: (i) 51,507,749 shares of common stock held by Michael Cao’s spouse and (ii) 128,769,372 shares owned by B&B Investment Holding LLC (“B&B”), over which Michael Cao has voting control and therefore may be deemed to have indirect beneficial ownership of all or a portion of the securities owned directly by B&B. Mr. Cao disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Information derived from a Form 3 filed by Michael Cao on April 6, 2022.

(6)	On December 15, 2022 resigned as a member of the Board of Directors.

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

There were no related party transactions that the Company was required to disclose under this item.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees(1)	$37,500	$34,500
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$37,500	$34,500

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2023 and 2022, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7	Certificate of Amendment to Certificate of Incorporation dated September 30, 2015. (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference to Exhibit 3.8 to the Company’s Form 10-K filed with the SEC on March 26, 2021.)

3.9	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

3.10	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022).

3.11	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020)

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020)

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021)

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021)

10.5	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.6	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.7	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.8	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.9 †	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.10 †	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.12	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13^	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16	Amendment of Patent & Technology Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17	Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

10.18	Confidential Settlement, Mutual Release, and Share Transfer Agreement between the Company, Bitech Mining Corporation, Calvin Cao and SuperGreen Energy Corporation dated as of February 20, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2023).

10.19†	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 21, 2022).

10.20	Form of Subscription Agreement for U.S. Residents (Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q filed on August 15, 2023).

10.21*^	Letter Agreement entered into between the Company and Bridgelink Development, LLC dated January 8, 2024.

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on March 31, 2023).

31.1*	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2*	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed or furnished herewith.
^	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Includes management contracts and compensation plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2024.

Bitech Technologies Corporation

/s/ Benjamin B. Tran
By:	Benjamin B. Tran
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin B. Tran		March 31, 2024
Benjamin B. Tran	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ Robert J. Brilon		March 31, 2024
Robert J. Brilon	Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Gregory D. Trimarche		March 31, 2024
Gregory D. Trimarche	Director

