Form 10-Q
period 2024-03-31
Bitech Technologies Corp
filed 2024-05-15
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2024

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

At May 1, 2024, there were 711,090,664 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$242,037	$152,417
Prepaid expense	-	11,000

Total current assets	242,037	163,417

Total assets	$242,037	$163,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	53,557	35,229

Total current liabilities	53,557	35,229

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 488,868,664 and 484,464,194 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	488,868	484,464
Additional paid-in capital	1,921,406	1,552,011
Accumulated deficit	(2,221,794)	(1,908,287)

Total stockholders’ equity	188,480	128,188

Total liabilities and stockholders’ equity	$242,037	$163,417

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months ended March 31, 2024	For the Three Months ended March 31, 2023

REVENUE	$328	-

COST OF REVENUE	-	-

GROSS PROFIT	328	-

OPERATING EXPENSES
General & Administrative	313,835	239,079
Total Operating Expenses	313,835	239,079

LOSS FROM OPERATIONS	(313,507)	(239,079)

OTHER INCOME (EXPENSE)
Interest and Other Income	-	7,000
Interest Expense	-	-

Total Other Income (Expense)	-	7,000

LOSS BEFORE INCOME TAXES	(313,507)	(232,079)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(313,507)	$(232,079)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES	485,683,189	493,513,697

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	THREE MONTHS ENDED MARCH 31,
	2024		2023
Cash flows from operating activities:
Net loss		$(313,507)	$(232,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common Stock issued for services		23,499	-
Stock Based Compensation		94,300	64,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets		11,000	1,000
Accounts payable and accrued liabilities		18,329	30,509

Net cash provided by (used in) operating activities		(166,379)	(136,570)

Cash flows from financing activities:
Cash from Sale of Common Stock, net		256,000	-

Net cash provided by (used in) financing activities		256,000	-

Net increase (decrease) in cash and cash equivalents		89,621	(136,570)
Cash and cash equivalents at beginning of period		152,417	197,723

Cash and cash equivalents at end of period		$242,037	$61,153

Supplementary disclosure of non-cash operating activities:
Common Stock issued for legal services – 247,327 and 528,104 Common Shares, March 31, 2024 and 2023, respectively.		$23,499	$15,844

Supplementary disclosure of non-cash financing activities:
Common Stock cancelled related to exclusive license cancellation and settlement agreement – 51,507,749 Common Shares	$		$51,508

Supplementary disclosure of cash flow information:
Interest paid		$-	$-
Taxes paid		$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As of December 31, 2024

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, December 31, 2022	515,505,770	$515,506	-	$-	$780,414	$(1,096,594)	$199,326

Common Stock for Services	1,674,506	1,674			115,781		117,455
Stock Option Compensation					180,600		180,600
Restricted Stock Awards	1,500,000	1,500			28,500		30,000
Cancelled Stock from SuperGreen	(51,507,749)	(51,508)			51,508		-
Sale of Common Stock	17,291,667	17,292			395,208		412,500

Net loss	-	-	-	-	-	(811,693)	(811,693)

Balances, December 31, 2023	484,464,194	$484,464	-	$-	$1,552,011	$(1,908,287)	$128,188
Common Stock for Services	247,327	247			23,252		23,499
Stock Based Compensation	500,000	500			93,800		94,300
Sale of Common Stock	3,657,143	3,657			252,343		256,000

Net loss	-	-	-	-	-	(313,507)	(313,507)
Balances, March 31, 2024	488,868,664	$488,868	-	$-	$1,921,406	$(2,221,794)	$188,480

The accompanying notes are an integral part of the consolidated financial statements.

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

We have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with plans to develop Battery Energy Storage System (BESS) projects, commercial and residential renewable energy solutions, enterprise utility services, public service engagements, and other renewable energy initiatives. We plan to pursue these innovative energy technologies through research and development, technology integration, planned acquisitions of other early stage green energy development projects and plans to become a grid-balancing operator using BESS solutions and applying new green technologies as a technology enabler in the green energy sector. Our team has identified two highly competitive battery energy storage suppliers who have expressed interest in establishing partnerships with us, as we seek to integrate their products into projects that we identify, including grid-balancing BESS projects we plan to pursue following the Business Combination with Bridgelink discussed in Note 6 – Subsequent Events. In addition, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement innovative, scalable energy system solutions with technological focuses on smart grid, Home Energy Management System (HEMS), Building Energy Management System (BEMS), City Energy Management System (CEMS), energy storage, and EV infrastructure.

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

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Going Concern

Since our inception, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of approximately $2.2 million as of March 31, 2024. Presently, we are trying to limit all operating expenses as much as possible. If in the future we decide to increase our service development, marketing efforts and/or brand building activities, we will need to increase our operating expenses and our general and administrative functions to support such growth in operations. No such growth in operations is presently planned. We are also actively seeking to acquire a private company with which to enter into a strategic business transaction, including without limitation a merger; however, we cannot predict the ultimate outcome of our efforts. Our continued existence is dependent upon our ability to successfully merge with a financially viable company, or our ability to obtain additional capital from borrowing and/or selling securities, as needed, to fund our operations. There is no assurance that additional capital can be obtained or that it can be obtained on terms that are favorable to us and our existing stockholders. Any expectation of future profitability is likely dependent upon our ability to successfully merge with another company, of which there can be no assurances.

We were not involved in any procedures in 2024 and have no plans to do so in the future. The previous service revenues earned has resulted in longer settlement times, which has created a slowdown in cash collections.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Bitech Technologies Corporation and its wholly owned subsidiaries, Bitech Mining Corporation and Quad Video Halo, Inc. All material intercompany transactions have been eliminated upon consolidation.

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

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the three month periods ended March 31, 2024 and 2023, we recognized stock based compensation expenses of $94,300 and $64,000, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties are recognized as income tax expense and tax credits as a reduction in income tax expense. For the three months ended March 31, 2024 and year ended December 31, 2023, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the three months ended March 31, 2024 and 2023, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 250,000,000 shares and increased on June 27, 2022 to 1,000,000,000 shares. As of March 31, 2024 and December 31, 2023, there were 488,868,664 and 484,464,194 common shares issued and outstanding, respectively.

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

The Company issued 1,500,000 of restricted securities awards valued at $30,000 ($0.02 per share) during the year ended December 31, 2023 as payment for director compensation services provided to the Company.

During April, May and June, 2023, the Company sold 11,250,000 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($0.02 per share).

During August 2023 the Company sold 666,667 unregistered shares of its Common Stock to one private investor for $20,000 ($0.03 per share)

During October, November, and December 2023 the Company sold 5,375,000 unregistered shares of its Common Stock to three private investors for $167,500 ($0.03-$0.04 per share)

During February and March 2024, the Company sold 3,657,143 unregistered shares of its Common Stock to five private investors for $256,000 ($0.07 per share)

The Company issued 247,327 unregistered shares of its Common Stock valued at $23,499 during the three months ended March 31, 2024 as payment for services provided to the Company.

The Company issued 500,000 of restricted securities awards valued at $30,000 ($0.06 per share) during the quarter ended March 31, 2024 as payment for services provided by two employees of the Company.

NOTE 4. INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

As of March 31, 2024 and December 31, 2023, there were 52,000,000, and 42,000,000 options outstanding, respectively.

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

Stock option transactions during the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Period	42,000,000	$0.04	5,000,000	$0.07
Granted	10,000,000	0.63	42,000,000	0.03
Exercised	-	-	-	-
Forfeited or Cancelled	-	-	(5,000,000)	0.03
Outstanding at End of Period	52,000,000	0.15	42,000,000	0.04
Options Exercisable at Period-End	26,000,000	0.04	17,250,000	0.03
Weighted-Average Fair Value of Options Granted During the Period	$0.01		$0.01

Information with respect to stock options outstanding and exercisable at March 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2024	Weighted- Average Exercise Price
$0.025 - $1.00	52,000,000	9 years	$0.15	26,000,000	$0.04

NOTE 5. ACQUISITION OF BITECH MINING

On March 31, 2022, the Company acquired 94,312,250 shares of Bitech Mining’s Common Stock representing 100% of the issued and outstanding shares of Bitech Mining in exchange for 9,000,000 shares of the Company’s Series A Preferred Stock.

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

NOTE 6. SUBSEQUENT EVENTS

On April 14, 2024, the Company, Emergen Energy LLC, a Delaware limited liability company (“Emergen”), Bridgelink Development, LLC, a Delaware limited liability company (“Bridgelink”) and C & C Johnson Holdings LLC, the sole member of Bridgelink (“C&C”) entered into a Membership Interest Purchase Agreement (the “MIPA”) (the “Business Combination”).

On April 24, 2024, the Company, Emergen, Bridgelink and C&C entered into Amendment No. 1 to the MIPA (the “Amendment”) to amend Section 2.02(b)(i) of the MIPA which provides that instead of expanding the Company’s Board of Directors (the “Board”) to five persons upon the closing of the Business Combination, the size of the Board will be expanded to four persons and name Cole Johnson to the Board as of the date of closing of the Business Combination. In addition, Amendment No. 1 requires the Company to expand the size of the Board to five persons, and thereafter to name to the Board two persons as named by the Company, two persons as named by Bridgelink, and one person jointly selected by the Company and Bridgelink, which person shall meet the requirements of being an “independent director” pursuant to the rules and regulations of the Nasdaq Stock Market.

On April 24, 2024 (the “Closing”) the Company completed the acquisition of Emergen pursuant to the MIPA whereby the Company issued 222,222,000 unregistered shares of its common stock to Emergen’s sole member, C&C, an entity controlled by Cole Johnson who became an executive officer and director of the Company following the Closing, in exchange for 100% of Emergen’s equity interests. Following the Closing, Mr. Johnson became the President of the Company’s BESS and Solar Divisions and a member of the Board. In addition, Emergen became a wholly-owned subsidiary of the Company with C&C’s ownership interest in the Company being approximately 31.3% based on 711,090,664 shares of the Company’s common stock outstanding after giving effect to the issuance of the shares of Common Stock pursuant to the MIPA.

Emergen holds certain contractual and other rights to develop a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). Following the Closing, the Company will take all commercially reasonable steps necessary to uplist the Company to the NASDAQ stock exchange.

The following agreements were entered into on the date of Closing as provided for in the MIPA:

Project Management Services Agreement

At the Closing, the Company and Emergen entered into a Project Management Services Agreement (the “PMSA”) with Energy Independent Partners LLC (“Energy Independent Partners”), an entity owned or controlled by Mr. Johnson. Pursuant to the terms of the PMSA, Energy Independent Partners is obligated to provide the following project management services in connection with the development and operation of each of the Development Projects (collectively, the “Services”): (i) assist as needed with qualifying the Development Projects for financing; (ii) assist as needed with obtaining all permits required for development of the Development Projects which have sufficient rights to use all necessary real property, and for which the applicable draft interconnection agreement has been received for the Development Projects (“RTB Status”); and (iii) if Emergen foregoes the development of a Development Project, Energy Independent Partners will assist the Company as needed with marketing the Development Project to a third party or develop and retain the Development Project outside of Emergen.

The term of the PMSA (the “Term”) commenced on the date of the Closing (the “Effective Date”) and terminates on the earlier to occur of (i) all of the Development Projects reaching RTB Status or being sold to a third party; and (ii) the mutual written agreement of the Parties to the PMSA to terminate the PMSA.

Payment for Service. The Issuer agreed to pay Energy Independent Partners the following fees for providing the Services:

BESS Development Fees. The sum of (i) $9,825,000 for prior actions of affiliates of Energy Independent Partners with respect to the BESS Development Projects (the “BESS Initial Fee”); and (ii) $0.03 per watt for each applicable BESS Development Project, subject to such BESS Development Project achieving RTB Status (as to each BESS Development Project, the “BESS RTB Fee”). The BESS Initial Fee and the BESS RTB Fees are referred to collectively as the “BESS Development Fees”.

Solar Development Fees. The sum of (i) $19,200,000 for prior actions of affiliates of Energy Independent Partners with respect to the Solar Development Projects (the “Solar Initial Fee”); and (ii) $0.03 per watt for each applicable Solar Development Project, subject to such Solar Development Project achieving RTB Status (as to each Solar Development Project, the “Solar RTB Fee”). The Solar Initial Fee and the Solar RTB Fees are referred to collectively as the “Solar Development Fees”.

Other Development Fees. For each other renewable energy development asset held by the Company, which are neither BESS Development Projects nor Solar Development Projects, located in the United States in which the Company engages during the term of the PMSA (the “Other Development Projects”), the Company shall pay Energy Independent Partners the higher of either (a) fifty percent (50%) of the gross margin or (b) $0.02 per watt in cash, subject to such Other Development Project achieving RTB Status (the “Other Development Fees”).

Timing of Payment of Fees

The BESS Initial Fee and the Solar Initial Fee shall not be due or payable until the Company has completed one or more financings which have resulted in the Company receiving net proceeds of at least $5,000,000, and at such time 15% of the proceeds from each such financing shall be used to make payment on the BESS Initial Fee and the Solar Initial Fee, to be apportioned equally between the two. Thereafter, 15% of any additional proceeds of financings shall similarly be used to make payment on the BESS Initial Fee and the Solar Initial Fee, to be apportioned equally between the two, until the BESS Initial Fee and the Solar Initial Fee have been paid in full. In the event that the BESS Initial Fee and the Solar Initial Fee have been not paid in full from the 15% of the proceeds of such financings, any remaining portions of the BESS Initial Fee and the Solar Initial Fee shall be due and payable on the 24-month anniversary of the Effective Date.

Subject to achievement of RTB Status for each applicable BESS Development Project and certain other limitations provided for in the PMSA, the BESS RTB Fees shall be payable at the time that the Company has obtained project financing with respect to the applicable BESS Development Project to be able to pay such BESS RTB Fees. Subject to achievement of RTB Status for each applicable Solar Development Project and certain other limitations provided for in the PMSA, the Solar RTB Fees shall be payable at the time that the Company has obtained project financing with respect to the applicable Solar Development Project to be able to pay such Solar RTB Fees.

The timing and other requirements for the payment of Other Development Fees shall be as agreed in writing by the parties to the PMSA via an addendum to the PMSA prior to the parties undertaking such Other Development Projects.

Subject to the terms and conditions of the PMSA, in addition to the other requirements therein, payment of the BESS RTB Fees, the Solar RTB Fees and any Other Development Fees is further contingent upon Cole W. Johnson (a) remaining an employee or consultant to Emergen and/or the head of the BESS and Solar Division of the Company and/or (b) as an interest owner in the Energy Independent Partners during the period of time in which the applicable BESS RTB Fees, the Solar RTB Fees or Other Development Fees are payable. Subject to the foregoing, the BESS RTB Fees, the Solar RTB Fees or Other Development Fees are payable within ten (10) days of satisfaction of the conditions to payment as discussed above.

Payment for Sale of Development Projects. In the event the Company decides not to proceed with any Development Project(s), the Company may elect to sell such Development Project(s) to one or more third parties. In such event, the Company and Energy Independent Partners agree to a sales price for the applicable Development Project being sold, and provided that the parties to the PMSA agree that any sale agreement for such Development Projects shall provide that the buyer thereof shall remain obligated to pay to Energy Independent Partners the BESS Development Fees and/or the Soler Development Fee(s), as applicable, to the extent not already paid by the Company hereunder, unless otherwise agreed upon by the Company and Energy Independent Partners.

Termination. The PMSA may be terminated at any time prior to the expiration of its term: (a) by the mutual written consent of the parties; (b) by the Company if Energy Independent Partners has violated or breached any of the covenants or agreements of Energy Independent Partners set forth therein, or any of the representations or warranties of Energy Independent Partners set forth in the PMSA has become inaccurate or untrue, which violation, breach, inaccuracy or untruth, if reasonable capable of cure, has not been cured by Energy Independent Partners, within 20 business days after receipt by Energy Independent Partners of written notice thereof from the Company; (c) by Energy Independent Partners if the Company or Emergen has violated or breached any of the covenants or agreements of the Company or Emergen set forth in the PMSA, or any of the representations or warranties of the Company or Emergen set forth in the PMSA has become inaccurate or untrue, which violation, breach, inaccuracy or untruth, if reasonable capable of cure, has not been cured by the Company or Emergen, within 20 business days after receipt by the Company of written notice thereof from Energy Independent Partners; or (d) by any party, if a court of competent jurisdiction or other governmental authority shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Combination or the transactions contemplated by the PMSA and such order or action shall have become final and nonappealable. Any of the Parties has a right to seek specific performance of the other parties’ obligations under the PMSA in lieu of its right to terminate the agreement.

Indemnification. Subject to certain limitations provided for in the PMSA, each of the parties to the PMSA mutually agreed to indemnify and hold harmless each other and each of their affiliates and each of their respective members, managers, partners, directors, officers, employees, stockholders, attorneys and agents and permitted assignees to the fullest extent permitted by applicable law, against and in respect of any and all losses incurred or sustained by such party as a result of or in connection with (i) any breach, inaccuracy or nonfulfillment or the alleged breach, inaccuracy or nonfulfillment of any of the representations, warranties, covenants and agreements of the other party contained in the PMSA or in any of the additional agreements or any certificate or other writing delivered pursuant hereto; or (ii) any claim for brokerage commissions in connection with the transactions contemplated hereby as a result of the actions or agreements of the other party or any of their representatives.

Executive Employment Agreement

On April 24, 2024, the Company entered into employment agreements (the “Employment Agreements”) with two of its executive officers and directors: Benjamin Tran (Chief Executive Officer and Chairman of the Board) and Cole Johnson (President of the Company’s BESS and Solar Division and a Director).

The Employment Agreements all provide for a term of five years that may be terminated by the Company for death or disability and with or without cause, by the executive with or without good reason, or mutually terminated by the parties. If the Employment Agreements are terminated without cause by the Company or for good reason by the employee, the Company is obligated to pay the terminated person the balance of their base salary for the remainder of the term in a lump sum and any equity grant made to such person shall automatically vest. If the Employment Agreement is terminated for cause by the Company, the terminated person shall be entitled to their Base Salary through the date of termination. In the event that a change of control occurs during the term of the Employment Agreements, any unvested portion of any equity grants which includes the stock options discussed below, shall, to the extent not already vested, be deemed automatically vested without any further action of the parties to the Employment Agreements.

The Executive Agreements provide respectively for a base salary of $240,000 for Mr. Tran and an award of stock options to purchase 20,000,000 shares of the Company’s common stock pursuant to the Option Award Agreement discussed below and a $200,000 base salary for Mr. Johnson and an award of stock options to purchase 68,000,000 shares of the Company’s common stock pursuant to the Option Award Agreement discussed below, as well as possible annual discretionary bonuses determined by the Board.

Option Agreement

On April 24, 2024 (the “Award Date”), the Company entered into Option Agreements (the “Option Agreements”) with executive officers: Benjamin Tran (Chief Executive Officer and Chairman of the Board) and Cole Johnson (President of the BESS and Solar Division and a Director), respectively.

Each respective Option Agreement grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Agreement, as follows:

●	Benjamin Tran – 20,000,000 options; and

●	Cole W. Johnson – 68,000,000 options.

Exercise Prices and Vesting. The Exercise Prices for the Options are as follows: (a) for the first 1/5th of the granted Options, $0.50 per share of Common Stock which may be exercised on or after the first annual anniversary of the Award Date; (b) for the second 1/5th of the granted Options, $0.75 per share of Common Stock which may be exercised on or after the second annual anniversary of the Award Date; (c) for the third 1/5th of the granted Options, $1.00 per share of Common Stock which may be exercised on or after the third annual anniversary of the Award Date; (d) the fourth 1/5th of the granted Options, $1.25 per share of Common Stock which may be exercised on or after the fourth annual anniversary of the Award Date; and (e) for the final 1/5th of the granted Options, $1.50 per share of Common Stock which may be exercised on or after the fifth annual anniversary of the Award Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the three months ended March 31, 2024 and 2023. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

The information about us provided in this MD&A, including information incorporated by reference, may contain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws and Canadian securities laws. All statements, other than statements of historical fact, made by us that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words and includes, among others, information regarding: our ability to become profitable and generate cash in our operating activities; our need for substantial additional financing to operate our business and difficulties we may face acquiring additional financing on terms acceptable to us or at all; our significant indebtedness and significant restrictions on our operations; the risk that the BESS and Solar Development Projects discussed below (the “Development Projects”) may not be completed, will be materially delayed or will be more costly or difficult than expected or that the Company is otherwise unable to successfully complete the Development Projects; (iii) the failure to obtain the necessary approvals and consents to complete the Development Projects, regulatory, or any other consents required to complete the projects; our ability to obtain required governmental approvals to complete the Development Projects (and the risk that such approvals may result in the imposition of conditions that could adversely affect the Company or the expected benefits of the Business Combination discussed below); the Company’s ability to fund the costs required to complete the Development Projects; the impact of global climate change on our ability to conduct future operations; our dependence on key inputs, suppliers and skilled labor to complete construction of the Development Projects and acquire equipment for the operation of the proposed Development Projects; our ability to attract and retain key personnel; growth-related risks, including capacity constraints and pressure on our internal systems and controls; risk related to the protection of our intellectual property and our exposure to infringement or misappropriation claims by third parties; risks related to competition; risks related to our lack of internal controls over financial reporting and their effectiveness; increased costs we are subject to as a result of being a public company in the United States; and other events or conditions that may occur in the future.

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

Overview of the Business

Currently, we have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with plans to develop Battery Energy Storage System (BESS) projects, commercial and residential renewable energy solutions, enterprise utility services, public service engagements, and other renewable energy initiatives. We plan to pursue these innovative energy technologies and become a grid-balancing operator by developing a portfolio of battery energy storage system (“BESS”) projects with a cumulative storage capacity estimated at 1.965 gigawatts (“GW”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW (collectively, the “Development Projects”) that we acquired in connection with our acquisition of Emergen Energy LLC (“Emergen”). See Note 6 – Subsequent Events to the financial statements included elsewhere in this Quarterly Report on Form 10-Q. We plan to raise the working capital we need to commence the Development Projects. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. In addition, our team has identified two highly competitive battery energy storage suppliers who have expressed interest in establishing partnerships with us, as we seek to integrate their products into our recently acquired Development Projects. In addition, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement innovative, scalable energy system solutions with technological focuses on smart grid, Home Energy Management System (HEMS), Building Energy Management System (BEMS), City Energy Management System (CEMS), energy storage, and EV infrastructure.

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

Further, we plan to execute a Dual Growth Business Model encompassing (1) IP portfolio growth which includes technology licensing or technology acquisitions, enhanced with our plans to carry out research and development for specific applications, and (2) sustainable revenue growth by executing planned BESS acquisitions via joint ventures with capital partners to collect joint venture income from BESS operations or Vietnam-based manufacturing partners which can manufacture products derived from our technology solutions.

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

Comparison of the three month period ended March 31, 2024 with the three month period ended March 31, 2023.

The Company has generated minimal revenues from its primary business for the three months ended March 31, 2024 and March 31, 2023.

During the three months ended March 31, 2024, we incurred $313,835 of general and administrative expenses compared to $239,079 for the same period in 2023. General and administrative expenses have been mostly consistent during 2024 compared to 2023 as the Company moves from development stage to revenue generation.

As a result of the foregoing, we had net loss of ($313,507) for the three months ended March 31, 2024, compared to a net loss of ($232,079) which included $7,000 other income to offset the general and administrative expenses for the three months ended March 31, 2023.

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

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had total current liabilities of $53,557 and $35,229, respectively, and current assets of $242,037 and $163,417, respectively, to meet our current obligations. As of March 31, 2024, we had working capital of $188,480, an increase of working capital of $60,292 as compared to December 31, 2023, driven primarily by cash provided by financing offset by cash used in operations.

For the three months ended March 31, 2024, cash used in operations was ($166,379) which primarily included the net loss of ($313,507) primarily offset by $94,300 of non-cash restricted stock awards and option valuation recorded as stock compensation and $23,499 common stock issued for services.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of March 31, 2024, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational and development costs to develop and construct our planned BESS and Solar projects that are part of the Development Project rights we acquired upon completion of the acquisition of Emergen. As the Development Projects are in their early phase of development, we have not determined the amount of capital needed to complete their development or operate them until sufficient cash is generated from their operations. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Development Projects depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the three months ended March 31, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.

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

On March 6, 2023, Michael Cao and Linh Dao filed, without an attorney, a pro se Motion to Dismiss for Lack of Jurisdiction.

On April 17, 2023, the court dismissed the Cao Lawsuit without prejudice due to a lack of subject matter jurisdiction. On April 18, 2023, we filed a complaint against Michael H. Cao, Linh T. Dao, B & B Investment Holding, LLC (“B & B Investment”) and Cory Thomason in the Orange County California Superior Court containing substantially the same allegations included in the Cao Lawsuit filed in federal court (the “Cao State Court Lawsuit”). We served Mr. Cao, Ms. Dao and B & B Investment Holding, LLC on April 26, 2023 and are continuing efforts to serve Mr. Thomason. Defendants Michael H. Cao, Linh T. Dao, B & B Investment (pro se) filed a Motion to Quash Service of Summons; Motion to Dismiss or Stay Complaint (the “B & B Motions”). In response to this motion, the Company filed a Motion to Strike B & B Investment’s motion (the “Motion to Strike”), Request for Sanctions in Amount of $2,400 and Request for Default as to B & B Investment because it is being impermissibly represented by Michael H. Cao who is engaging in the unauthorized practice of law as to a corporate entity. On October 13, 2023, the Court granted in part the Company’s unopposed Motion to Strike, striking the B & B Investment Motions and ordering B &B Investment to retain an attorney no later than October 27, 2023 or be subject to default because corporate entities are not permitted to appear in court without an attorney. The Court denied Mr. Cao’s Motion to Quash and took Linh Dao’s Motion to Quash off calendar, thus keeping all Defendants in the case. The Court ruled that Michael Cao already waived his rights to file such a motion by making a general appearance in the case and noted that Defendants failed to appear at the hearing. On or about October 27, 2023, the Company’s counsel received an initial communication from an attorney attaching responses to the Company’s complaint on behalf of Mr. Cao and B&B Investment. On November 27, 2023, Mr. Cao and B&B Investment filed a Demurrer to the Complaint and Motion to Strike Portions of the Complaint. These responses to the Company’s Complaint, along with the motions filed by Mr. Cao pro se, were heard on May 10, 2024. The Company filed Oppositions to each of these motions. A Case Management Conference occurred on May 10, 2024. The Company will be supplying additional facts and supporting documentation as requested by the court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the quarter ended March 31, 2024 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During February and March 2024 the Company sold 3,657,143 unregistered shares of its Common Stock to five private investors for an aggregate of $256,000 ($0.07 per share)

As of March 31, 2024, the Company agreed to issue 247,327 shares of its Common Stock to its legal counsel as partial payment for legal services. The shares were valued at $23,499.

The Company issued 500,000 shares of restricted common stock awards valued at $30,000 during the quarter ended March 31, 2024 as payment for services provided by two employees of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Membership Interest MIPA dated April 14, 2024 by Bitech Technologies Corporation, Emergen Energy LLC, Bridgelink Development, LLC, C & C Johnson Holdings LLC, and (v) Cole W. Johnson (incorporated by reference to Exhibit 2.1 to Company’s Form 8-K filed with the SEC on April 15, 2024).

2.2	Amendment No. 1 dated April 24, 2024 to Membership Interest MIPA dated April 14, 2024 by Bitech Technologies Corporation, Emergen Energy LLC, Bridgelink Development, LLC, C & C Johnson Holdings LLC, and (v) Cole W. Johnson (incorporated by reference to Exhibit 2.2 to Company’s Form 8-K filed with the SEC on April 30, 2024).

3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference from Form 10-K filed with the SEC on March 26, 2021.)

3.9	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.10	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 from Form 8-K filed with the SEC on April 4, 2022).

3.11	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 from Form 8-K filed with the SEC on May 2, 2022).

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020).

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on November 2, 2021).

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021).

10.5	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 from Form 8-K filed with the SEC on April 4, 2022).

10.6^	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 from Form 8-K filed with the SEC on April 4, 2022).

10.7	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 from Form 8-K filed with the SEC on April 4, 2022).

10.8	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 from Form 8-K filed with the SEC on April 4, 2022).

10.9†	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 from Form 8-K filed with the SEC on April 20, 2022).

10.10†	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 from Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 from Form 8-K filed with the SEC on April 20, 2022).

10.12	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13^	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16	Amendment of Patent & Technology Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17	Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

10.18	Confidential Settlement, Mutual Release, and Share Transfer Agreement between the Company, Bitech Mining Corporation, Calvin Cao and SuperGreen Energy Corporation dated as of February 20, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2023).

10.19†	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 21, 2022).

10.20	Form of Subscription Agreement for U.S. Residents (Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q filed on August 15, 2023).

10.21^	Letter Agreement entered into between the Company and Bridgelink Development, LLC dated January 8, 2024 (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filed on April 1, 2024).

10.22^	Project Management Services Agreement among Bitech Technologies Corporation, Emergen Energy LLC and Energy Independent Partners LLC dated April 24, 2024 (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K filed with the SEC on April 30, 2024).

10.23†

Employment Agreement between Bitech Technologies Corporation and Benjamin Tran dated April 24, 2024 (incorporated by reference to Exhibit 10.2 to Company’s Form 8-K filed with the SEC on April 30, 2024).

10.24†	Option Agreement between Bitech Technologies Corporation and Benjamin Tran dated April 24, 2024 (incorporated by reference to Exhibit 10.3 to Company’s Form 8-K filed with the SEC on April 30, 2024).

10.25†	Employment Agreement between Bitech Technologies Corporation and Cole Johnson dated April 24, 2024 (incorporated by reference to Exhibit 10.4 to Company’s Form 8-K filed with the SEC on April 30, 2024).

10.26†	Option Agreement between Bitech Technologies Corporation and Cole Johnson dated April 24, 2024 (incorporated by reference to Exhibit 10.5 to Company’s Form 8-K filed with the SEC on April 30, 2024).

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herein.

^	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Includes management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitech Technologies Corporation

Date: May 15, 2024	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

