Form 10-Q
period 2024-06-30
Bitech Technologies Corp
filed 2024-08-15
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2024

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

At July 31, 2024, there were 714,622,789 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Bitech Technologies Corporation (formerly Spine Injury Solutions, Inc.) and its subsidiaries and predecessors, unless the context indicates otherwise.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$1,053,854	$152,417

Prepaid expense	-	11,000
Deferred offering costs	93,830	-

Total current assets	1,147,684	163,417

Goodwill	22,222,200	-

Total assets	$23,369,884	$163,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	179,926	35,229
Deferred revenue	943,500	-

Total current liabilities	1,123,426	35,229

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 714,622,789 and 484,464,194 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	714,623	484,464
Additional paid-in capital	24,576,529	1,552,011
Accumulated deficit	(3,044,694)	(1,908,287)

Total stockholders’ equity	22,246,458	128,188

Total liabilities and stockholders’ equity	$23,369,884	$163,417

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months ended June 30, 2024	For the Three Months ended June 30, 2023	For the Six Months ended June 30, 2024	For the Six Months ended June 30, 2023
REVENUE
Equipment Sales	$-	$-	$-	$-
Service Revenue	-	-	328	-
Other Revenue	-	-	-	-
TOTAL REVENUE	-	-	328	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	328	-

OPERATING EXPENSES
General & Administrative	822,900	222,429	1,136,735	461,507
Total Operating Expenses	822,900	222,429	1,136,735	461,507

LOSS FROM OPERATIONS	(822,900)	(222,429)	(1,136,407)	(461,507)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	-	7,000
Interest and Other Income	-	-	-	-

Total Other Income (Expense)	-	-	-	7,000

LOSS BEFORE INCOME TAXES	(822,900)	(222,429)	(1,136,407)	(454,507)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(822,900)	$(222,429)	$(1,136,407)	$(454,507)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES	654,139,257	466,691,254	570,636,498	479,865,311

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	SIX MONTHS ENDED JUNE 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,136,407)	$(454,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common Stock issued for services	48,397	87,248
Stock Based Compensation	588,080	102,600
Changes in operating assets and liabilities:
Prepaid expenses and other assets	11,000	2,000
Accounts payable and accrued liabilities	144,697	(9,018)
Deferred revenue	943,500	-

Net cash provided by (used in) operating activities	599,267	(271,677)

Cash flows from financing activities:
Deferred Offering Costs	(93,830)
Cash from Sale of Common Stock, net	396,000	225,000

Net cash provided by (used in) financing activities	302,170	225,000

Net increase (decrease) in cash and cash equivalents	901,437	(46,677)
Cash and cash equivalents at beginning of period	152,417	197,723

Cash and cash equivalents at end of period	$1,053,854	$151,046

Supplementary disclosure of non-cash operating activities:
Common Stock issued for legal services – 529,452 and 933,796 Common Shares, June 30, 2024 and 2023, respectively.	$48,397	$87,248

Supplementary disclosure of non-cash investing and financing activities:
Common Stock cancelled related to exclusive license cancellation and settlement agreement – 51,507,749 Common Shares	-	$$51,508
Common Stock issued in exchange for 100% equity interest in Emergen Energy LLC – 222,222,000 Common Shares	$22,222,200	-

Supplementary disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

As of December 31, 2024

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, December 31, 2022	515,505,770	$515,506	-	$-	$780,414	$(1,096,594)	$199,326

Stock Compensation					102,600		102,600
Stock cancelled related to SuperGreen Exclusive License cancellation	(51,507,749)	(51,508)			51,508		-

Sale of Common Stock	11,250,000	11,250			213,750		225,000
Stock for Legal Services	933,796	934			86,314		87,248

Net Loss			-	-		(454,507)	(454,507)

Balances, June 30, 2023 (Unaudited)	476,181,817	$476,182	-	$-	$1,234,586	$(1,551,101)	$159,667

Balances, December 31, 2023	484,464,194	$484,464	-	$-	$1,552,011	$(1,908,287)	$128,188

Common Stock for Services	529,452	530			47,867		48,397
Stock Based Compensation	2,000,000	2,000			586,080		588,080
Sale of Common Stock	5,407,143	5,407			390,593		396,000
Common Stock issued for Emergen Energy, LLC	222,222,000	222,222			21,999,978		22,222,200

Net loss	-	-	-	-	-	(1,136,407)	(1,136,407)
Balances, June 30, 2024	714,622,789	$714,623	-	$-	$24,576,529	$(3,044,694)	$22,246,458

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

We have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with plans to develop Battery Energy Storage System (BESS) projects, commercial and residential renewable energy solutions, enterprise utility services, public service engagements, and other renewable energy initiatives. We plan to pursue these innovative energy technologies through research and development, technology integration, planned acquisitions of other early stage green energy development projects and plans to become a grid-balancing operator using BESS solutions and applying new green technologies as a technology enabler in the green energy sector. Our team has identified two highly competitive battery energy storage suppliers who have expressed interest in establishing partnerships with us, as we seek to integrate their products into projects that we identify, including grid-balancing BESS projects we plan to pursue following the Acquisition of Emergen Energy LLC. In addition, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement innovative, scalable energy system solutions with technological focuses on smart grid, Home Energy Management System (HEMS), Building Energy Management System (BEMS), City Energy Management System (CEMS), energy storage, and EV infrastructure.

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

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Going Concern

Since our inception, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of approximately $3 million as of June 30, 2024. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Bitech Technologies Corporation and its wholly owned subsidiaries, Bitech Mining Corporation, Emergen Energy LLC and Quad Video Halo, Inc. All material intercompany transactions have been eliminated upon consolidation.

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

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and underwriter costs incurred through the balance sheet date that are directly related to the offering and that will be charged to shareholders’ equity upon the completion of the offering. As of June 30, 2024, the Company had deferred offering costs of $93,830.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors.

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than it’s carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at June 30, 2024 and December 31, 2023.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the six month periods ended June 30, 2024 and 2023, we recognized stock based compensation expenses of $588,080 and $102,600, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties are recognized as income tax expense and tax credits as a reduction in income tax expense. For the six months ended June 30, 2024 and year ended December 31, 2023, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the six months ended June 30, 2024 and 2023, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 250,000,000 shares and increased on June 27, 2022 to 1,000,000,000 shares. As of June 30, 2024 and December 31, 2023, there were 714,622,789 and 484,464,194 common shares issued and outstanding, respectively.

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

During August 2023 the Company sold 666,667 unregistered shares of its Common Stock to one private investor for $20,000 ($0.03 per share)

During October, November, and December 2023 the Company sold 5,375,000 unregistered shares of its Common Stock to three private investors for $167,500 ($0.03-$0.04 per share)

During February and March 2024, the Company sold 3,657,143 unregistered shares of its Common Stock to five private investors for $256,000 ($0.07 per share)

The Company issued 529,452 unregistered shares of its Common Stock valued at $48,397 during the six months ended June 30, 2024 as payment for services provided to the Company.

The Company issued 2,000,000 of restricted securities awards valued at $120,000 ($0.06 per share) during January 2024 and recorded $30,000 as stock compensation expense in the quarter ended March 31, 2024 as payment for services provided by two employees of the Company.

On April 24, 2024 the Company completed the acquisition of Emergen whereby the Company issued 222,222,000 unregistered shares of its common stock in exchange for 100% of Emergen’s equity interests to Emergen’s sole member, C&C, an entity controlled by Cole Johnson who became an executive officer and director of the Company following the Closing.

NOTE 4. NON-STATUTORY STOCK OPTIONS

As of June 30, 2024 and December 31, 2023, there were 147,200,000, and 42,000,000 options outstanding, respectively.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2023, we had approximately $2.78 million unrecognized stock-based compensation.

Stock option transactions during the six months ended June 30, 2024 and the year ended December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Period	42,000,000	$0.04	5,000,000	$0.07
Granted	109,200,000	0.96	42,000,000	0.03
Exercised	-	-	-	-
Forfeited or Cancelled	(4,000,000)	0.05	(5,000,000)	0.03
Outstanding at End of Period	147,200,000	0.72	42,000,000	0.04
Options Exercisable at Period-End	29,100,000	0.03	17,250,000	0.03
Weighted-Average Fair Value of Options Granted During the Period	$0.02		$0.01

Information with respect to stock options outstanding and exercisable at June 30, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at June 30, 2024	Weighted- Average Exercise Price
$0.025 - $1.50	147,200,000	9 years	$0.72	29,100,000	$0.03

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award transactions during the six months ended June 30, 2024 and the year ended December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Period	9,483,720	$0.00	7,983,720	$0.00
Granted	2,000,000	0.06	1,500,000	0.03
Exercised	-	-	-	-
Forfeited or Cancelled	-	-	--	-
Outstanding at End of Period	11,483,720	0.00	9,483,720	0.00
RSA vested at Period-End	2,000,000	0.03	1,500,000	0.02
Weighted-Average Fair Value of RSAs Granted During the Period	$0.02		$0.01

NOTE 6. ACQUISITION OF EMERGEN ENERGY LLC

On April 14, 2024, the Company, Emergen Energy LLC, a Delaware limited liability company (“Emergen”), Bridgelink Development, LLC, a Delaware limited liability company (“Bridgelink”) and C & C Johnson Holdings LLC, the sole member of Bridgelink (“C&C”) entered into a Membership Interest Purchase Agreement (the “MIPA”) (the “Acquisition”).

On April 24, 2024, the Company, Emergen, Bridgelink and C&C entered into Amendment No. 1 to the MIPA (the “Amendment”) to amend Section 2.02(b)(i) of the MIPA which provides that instead of expanding the Company’s Board of Directors (the “Board”) to five persons upon the closing of the Acquisition, the size of the Board will be expanded to four persons and name Cole Johnson to the Board as of the date of closing of the Acquisition. In addition, Amendment No. 1 requires the Company to expand the size of the Board to five persons, and thereafter to name to the Board two persons as named by the Company, two persons as named by Bridgelink, and one person jointly selected by the Company and Bridgelink, which person shall meet the requirements of being an “independent director” pursuant to the rules and regulations of the Nasdaq Stock Market.

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

The following agreements were entered into on the date of Closing as provided for in the MIPA:

Project Management Services Agreement

At the Closing, the Company and Emergen entered into a Project Management Services Agreement including amendment number one effective June 28, 2024 (the “PMSA”) with Energy Independent Partners LLC (“Energy Independent Partners”), an entity owned or controlled by Mr. Johnson. Pursuant to the terms of the PMSA, Energy Independent Partners is obligated to provide the following project management services in connection with the development and operation of each of the Development Projects (collectively, the “Services”): (i) assist as needed with qualifying the Development Projects for financing; (ii) assist as needed with obtaining all permits required for development of the Development Projects which have sufficient rights to use all necessary real property, and for which the applicable draft interconnection agreement has been received for the Development Projects (“RTB Status”); and (iii) if Emergen foregoes the development of a Development Project, Energy Independent Partners will assist the Company as needed with marketing the Development Project to a third party or develop and retain the Development Project outside of Emergen.

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

Timing of Payment of Fees

The BESS Initial Fee and the Solar Initial Fee shall be due and payable upon (i) Bitech, or any of its Affiliates, receiving project related financing, and (ii) when the “Redbird BESS” project, identified in Exhibit A, has achieved land agreements, which shall include, but is not limited to, an option agreement, letter of intent, or lease agreement. Subject to (i) and (ii) herein and above, the BESS Initial Fee shall equate to $9,825,000.00 and the Solar Initial Fee shall equate to $19,200,000.00, which totals $29,025,000.00, which the total shall be paid in three (3) equal portions to EIP per any three (3) BESS Projects achieving land agreements, which shall include, but is not limited to, an option agreement, letter of intent, or lease agreement. Upon the sale of any of the BESS Projects or Solar Projects the appropriate portion of the BESS Initial Fee or the Solar Initial Fee that is paid to EIP shall be deducted from the amount still due proportionately among the BESS Projects or Solar Projects not yet accepted by the financing party for Development Fees.

Acceleration of Payment Clause: Within ninety (90) days (i) of the effective date of a Change of Control or (ii) the removal of Cole W. Johnson as an employee or consultant to Emergen and/or the head of the BESS and Solar Division of Bitech, any remaining BESS Initial Fee and Solar Initial Fee shall become due and payable. A “Change of Control” shall be deemed to have occurred if, after the Effective Date, (x) the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of securities representing more than 50% of the combined voting power of the Company is acquired by any “person” as defined in sections 13(d) and 14(d) of the Exchange Act (other than the Company, any subsidiary of the Company, or any trustee or other fiduciary holding securities under an employee benefit plan of the Company); (y) the merger or consolidation of the Company with or into another corporation where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) in substantially the same proportion as their ownership of the Company immediately prior to such merger or consolidation; or (z) the sale or other disposition of all or substantially all of the Company’s assets to an entity, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by shareholders of the Company, immediately prior to the sale or disposition, in substantially the same proportion as their ownership of the Company immediately prior to such sale or disposition.

If any Development Projects pursuant to the Agreement are sold by Emergen to a third-party then EIP would be due the lesser of: (i) any unpaid Initial Fee and Development Fee or (ii) 62.5% of the proceeds less any Initial Fees previously paid.

Subject to the requirements as set forth in the PMSA, the BESS RTB Fees shall be payable at the time that Bitech has obtained project financing with respect to the applicable BESS Development Project to be able to pay such BESS RTB Fees. Subject to the requirements as set forth in the PMSA, the Solar RTB Fees shall be payable at the time that Bitech has obtained project financing with respect to the applicable Solar Development Project to be able to pay such Solar RTB Fees.

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

NOTE 7. EMERGEN ENERGY LLC GOODWILL

On April 24, 2024 the Company completed the acquisition of Emergen whereby the Company issued 222,222,000 unregistered shares of its common stock to Emergen’s sole member, C&C, an entity controlled by Cole Johnson who became an executive officer and director of the Company coincident with the acquisition, in exchange for 100% of Emergen’s equity interests. Emergen was formed just prior to the acquisition and had no business operations. Emergen held certain contractual and other rights to develop a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). The Development Projects included no tangible assets, no binding contracts that would create a liability and no binding contracts for revenue generation. The Development Projects were deemed intangible assets and we have recorded the entire value of the 222,222,000 unregistered shares valued at the closing price on April 24, 2024 of $0.10 ($22,222,200).

NOTE 8. SOLAR PROJECTS SALE

On May 30, 2024, Emergen entered into a Project Sale Agreement (“Agreement”) with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects. Bridgelink has sold these greenfield projects, along with projects in its own portfolio, to an unrelated third party (“Purchaser”) which also executed that agreement on May 30, 2024. The total amount to be received by Emergen for the projects sold to Bridgelink is $19,400,000, provided the projects achieve a Point of Interconnection and subsequently obtain all Necessary Land Rights. Bridgelink retains the option to transfer or return certain or all projects within ten (10) days written notice to Emergen if the Purchaser decides, at any time, not to go forward with development of certain or all of the projects. A deposit from Bridgelink will be received within five business days of the execution of the agreement for $943,500 and Emergen will pay 62.5% ($589,687.50) to Energy Independent Partners LLC, a Delaware limited liability company, (“EIP”) in accordance with the Project Management Services Agreement by and between (i) Bitech; (ii) Emergen; and (iii) EIP and the remaining 37.5% (353,812.50) of the proceeds shall remain with Emergen. The remaining proceeds of $18,456,500 shall be received within five business days of when Bridgelink receives milestone payments from the Purchaser for these projects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the six months ended June 30, 2024 and 2023. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the six months ended June 30, 2024 and 2023 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

The information about us provided in this MD&A, including information incorporated by reference, may contain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws and Canadian securities laws. All statements, other than statements of historical fact, made by us that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words and includes, among others, information regarding: our ability to become profitable and generate cash in our operating activities; our need for substantial additional financing to operate our business and difficulties we may face acquiring additional financing on terms acceptable to us or at all; our significant indebtedness and significant restrictions on our operations; the risk that the BESS and Solar Development Projects discussed below (the “Development Projects”) may not be completed, will be materially delayed or will be more costly or difficult than expected or that the Company is otherwise unable to successfully complete the Development Projects; (iii) the failure to obtain the necessary approvals and consents to complete the Development Projects, regulatory, or any other consents required to complete the projects; our ability to obtain required governmental approvals to complete the Development Projects (and the risk that such approvals may result in the imposition of conditions that could adversely affect the Company or the expected benefits of the Acquisition discussed below); the Company’s ability to fund the costs required to complete the Development Projects; the impact of global climate change on our ability to conduct future operations; our dependence on key inputs, suppliers and skilled labor to complete construction of the Development Projects and acquire equipment for the operation of the proposed Development Projects; our ability to attract and retain key personnel; growth-related risks, including capacity constraints and pressure on our internal systems and controls; risk related to the protection of our intellectual property and our exposure to infringement or misappropriation claims by third parties; risks related to competition; risks related to our lack of internal controls over financial reporting and their effectiveness; increased costs we are subject to as a result of being a public company in the United States; and other events or conditions that may occur in the future.

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

Overview of the Business

Currently, we have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with plans to develop Battery Energy Storage System (BESS) projects, commercial and residential renewable energy solutions, enterprise utility services, public service engagements, and other renewable energy initiatives. We plan to pursue these innovative energy technologies and become a grid-balancing operator by developing a portfolio of battery energy storage system (“BESS”) projects with a cumulative storage capacity estimated at 1.965 gigawatts (“GW”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW (collectively, the “Development Projects”) that we acquired in connection with our acquisition of Emergen Energy LLC (“Emergen”). See Note 7 – Solar Projects Sale to the financial statements included elsewhere in this Quarterly Report on Form 10-Q discussing the recent sale of 2.45 GW estimated capacity of the 3.84 solar energy development projects. We plan to raise the working capital we need to commence the Development Projects. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. In addition, our team has identified two highly competitive battery energy storage suppliers who have expressed interest in establishing partnerships with us, as we seek to integrate their products into our recently acquired Development Projects. In addition, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement innovative, scalable energy system solutions with technological focuses on smart grid, Home Energy Management System (HEMS), Building Energy Management System (BEMS), City Energy Management System (CEMS), energy storage, and EV infrastructure.

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

Comparison of the three month period ended June 30, 2024 with the three month period ended June 30, 2023.

The Company has generated no revenues from its primary business for the three months ended June 30, 2024 and June 30, 2023.

During the three months ended June 30, 2024, we incurred $822,900 of general and administrative expenses compared to $222,429 for the same period in 2023. General and administrative expenses have increased primarily related to approximately $494,000 of non-cash stock compensation expense and approximately $70,000 legal fees related to the Emergen Acquisition and $83,000 contractor fees related to the Emergen projects. We have booked $943,500 deferred revenue related to cash received for the sale of certain solar projects originally acquired as part of the Emergen Acquisition.

As a result of the foregoing, we had net loss of ($822,900) for the three months ended June 30, 2024, compared to a net loss of ($222,429) for the three months ended June 30, 2023.

Comparison of the six month period ended June 30, 2024 with the six month period ended June 30, 2023.

The Company has generated minimal revenues from its primary business for the six months ended June 30, 2024 and June 30, 2023.

During the six months ended June 30, 2024, we incurred $1,136,735 of general and administrative expenses compared to $461,507 for the same period in 2023. General and administrative expenses the six months ended June 30, 2024 have increased primarily related to $588,000 of non-cash stock compensation expense and the increases in the six months ended June 30, 2024 of approximately $70,000 legal fees related to the Emergen Acquisition and $83,000 contractor fees related to the Emergen projects. We have booked $943,500 deferred revenue related to cash received for the sale of certain solar projects originally acquired as part of the Emergen Acquisition.

As a result of the foregoing, we had net loss of ($1,136,407) for the six months ended June 30, 2024, compared to a net loss of ($454,507) which included $7,000 other income to offset the general and administrative expenses for the six months ended June 30, 2023.

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

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had total current liabilities of $1,123,426 and $35,229, respectively, and current assets of $1,147,684 and $163,417, respectively, to meet our current obligations. As of June 30, 2024, we had working capital of $24,258, a decrease of working capital of $103,930 as compared to December 31, 2023, driven primarily by $943,500 deferred revenue recorded related to cash provided from the sale of solar projects and cash used in operations offset by $396,000 from the sale of common stock.

For the six months ended June 30, 2024, cash provided by operations was $599,267 which primarily included the deferred revenue payment of $943,500 offset by the net loss of approximately ($1,360,000) after adjustments for stock based compensation, $588,080, and stock issued for services, $48,397.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of June 30, 2024, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational and development costs to develop and construct our planned BESS and Solar projects that are part of the Development Project rights we acquired upon completion of the acquisition of Emergen. As the Development Projects are in their early phase of development, we have not determined the amount of capital needed to complete their development or operate them until sufficient cash is generated from their operations. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Development Projects depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the six months ended June 30, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the quarter ended June 30, 2024 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During February and March 2024 the Company sold 3,657,143 unregistered shares of its Common Stock to five private investors for an aggregate of $256,000 ($0.07 per share)

During June 2024 the Company sold 1,500,000 unregistered shares of its Common Stock to five private investors for an aggregate of $140,000 ($0.08 per share)

As of March 31, 2024, the Company agreed to issue 247,327 shares of its Common Stock to its legal counsel as partial payment for legal services for the three months ended March 31, 2024. The shares were valued at $23,499.

As of June 30, 2024, the Company agreed to issue 282,125 shares of its Common Stock to its legal counsel as partial payment for legal services for the three months ended June 30, 2024. The shares were valued at $24,898.

The Company issued 2,000,000 of restricted securities awards valued at $120,000 ($0.06 per share) during January 2024 and recorded $30,000 as stock compensation expense in the quarter ended March 31, 2024 as payment for services provided by two employees of the Company.

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

Bitech Technologies Corporation

Date: August 14, 2024	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

