Form 10-Q/A
period 2024-06-30
Bitech Technologies Corp
filed 2024-10-18
CIK 1066764

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

Explanatory Note

The purpose of this Amendment No. 1 to the Form 10-Q for the period ended June 30, 2024, is to properly report the financial statements for that quarter and comparative quarter to reflect the BESS and Solar Development Projects as Intangible Assets and adjust the related footnotes to properly reflect the how this Intangible Asset will be treated for accounting purposes. The original filing of the Form 10-Q for the period ended June 30, 2024 erroneously reported the acquisition of the BESS and Solar Development Projects.

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

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$1,053,854	$152,417

Prepaid expense	-	11,000
Deferred offering costs	93,830	-

Total current assets	1,147,684	163,417

Intangible Asset – BESS and Solar Development Projects	22,222,200	-

Total assets	$23,369,884	$163,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	179,926	35,229
Deferred revenue	943,500	-

Total current liabilities	1,123,426	35,229

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Series A Convertible Preferred stock; $0.001 par value, 9,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 714,622,789 and 484,464,194 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	714,623	484,464
Additional paid-in capital	24,576,529	1,552,011
Accumulated deficit	(3,044,694)	(1,908,287)

Total stockholders’ equity	22,246,458	128,188

Total liabilities and stockholders’ equity	$23,369,884	$163,417

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

As of June 30, 2024

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

Intangible Asset – BESS and Solar Development Projects

Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the assets may be impaired.  To the extent that an intangible asset is successfully developed into a revenue-generating asset, it will become a component of property, plant and equipment.  To the extent that an intangible asset is not successfully developed into a revenue-generating assets, it will be considered impaired and charged to operations at that time. The estimation of the fair value of the projects requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of the fair value of the projects are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

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

Originally, in a letter agreement executed and disclosed in January 2024 the above acquisition was contingent upon the parties entering into a definitive agreement which would contain certain conditions to close, including a commitment for a capital investment or other financing transaction of not less than $50,000,000 (the “Capital Infusion”) prior to closing. This Capital Infusion condition was negotiated out of the acquisition definitive agreement.

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

From an accounting perspective, we treated the transaction as an acquisition of assets versus a business combination due to the lack of any operations. Also, the projects that were purchased in the acquisition were development stage and deemed to not be tangible assets under FASB 805-10-20 and have classified these as intangible assets with indefinite useful lives and are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the assets may be impaired. To the extent that an intangible asset is successfully developed into a revenue-generating asset, it will become a component of property, plant and equipment. To the extent that an intangible asset is not successfully developed into a revenue-generating assets, it will be considered impaired and charged to operations at that time. The Company valued the transaction at the value of $22,222,200, the value of the restricted stock ($0.10 closing price per share on April 24, 2024) issued as consideration for Emergen. Emergen had no liabilities associated with it at the time of the transaction.

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

NOTE 7. EMERGEN ENERGY LLC INTANGIBLE ASSETS – BESS and Solar Development Projects

On April 24, 2024 the Company completed the acquisition of Emergen whereby the Company issued 222,222,000 unregistered shares of its common stock to Emergen’s sole member, C&C, an entity controlled by Cole Johnson who became an executive officer and director of the Company coincident with the acquisition, in exchange for 100% of Emergen’s equity interests. Emergen was formed just prior to the acquisition and had no business operations. Emergen held certain contractual and other rights to develop a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). The Development Projects included no tangible assets, no binding contracts that would create a liability and no binding contracts for revenue generation. The Development Projects were deemed intangible assets and we have recorded the entire value of the 222,222,000 unregistered shares valued at the closing price on April 24, 2024 of $0.10 ($22,222,200) as the initial measurement value.

Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the assets may be impaired.  To the extent that an intangible asset is successfully developed into a revenue-generating asset, it will become a component of property, plant and equipment. To the extent that an intangible asset is not successfully developed into a revenue-generating assets, it will be considered impaired and charged to operations at that time. The estimation of the fair value of the projects requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of the fair value of the projects are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired.

NOTE 8. SOLAR PROJECTS SALE

On May 30, 2024, Emergen entered into a Project Sale Agreement (“Agreement”) with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects. Bridgelink has sold these greenfield projects, along with projects in its own portfolio, to an unrelated third party (“Purchaser”) which also executed that agreement on May 30, 2024. The total amount to be received by Emergen for the projects sold to Bridgelink is $19,400,000, provided the projects achieve a Point of Interconnection and subsequently obtain all Necessary Land Rights. Bridgelink retains the option to transfer or return certain or all projects within ten (10) days written notice to Emergen if the Purchaser decides, at any time, not to go forward with development of certain or all of the projects. A deposit from Bridgelink will be received within five business days of the execution of the agreement for $943,500 and Emergen will pay 62.5% ($589,687.50) to Energy Independent Partners LLC, a Delaware limited liability company, (“EIP”) in accordance with the Project Management Services Agreement by and between (i) Bitech; (ii) Emergen; and (iii) EIP and the remaining 37.5% (353,812.50) of the proceeds shall remain with Emergen. The remaining proceeds of $18,456,500 shall be received within five business days of when Bridgelink receives milestone payments from the Purchaser for these projects. This Agreement is still in effect and there have been no changes to the Agreement. The $943,500 deposit was paid to Emergen in June 2024.

In the event that Purchaser, under the purchase agreement decides to transfer any Project along with its interests to Bridgelink or any creditworthy entity designated by Bridgelink (“Returned Project”), Bridgelink shall provide written notice to Emergen within ten (10) business days of receipt of such notice from the Purchaser and Bridgelink shall convey, transfer, assign, deliver, and contribute over certain rights and interests to the Returned Project to Emergen within ten (10) business days of receipt of such Returned Project, unless otherwise agreed upon by Emergen in writing. For clarity, any creditworthy entity designated by Bridgelink shall be confirmed in writing by Emergen. Bridgelink is to receive payment from the Purchaser no later than March 31 of the year following each calendar yearend for any milestones that have been achieved during that calendar year. Emergen is to receive payment within five days from Bridgelink receiving payment from the Purchaser. The Purchaser and Bridgelink can return any Project for full refund until all milestones have been achieved and payments received by Project.

The Projects sold by Emergen to Bridgelink are in what are termed as a Greenfield Projects. With respect to each Greenfield Project, Emergen will be paid:

(i) $5,000 per megawatt (in alternating current) measured at the Point of Interconnection after such Greenfield Project has secured all necessary land rights as determined in good faith ($12,125,000 for the estimated 2,425 megawatts sold); and

(ii) $3,000 per megawatt (in alternating current) measured at the Point of Interconnection when the relevant Greenfield Project has achieved ready-to-build (RTB) status as determined in good faith ($7,275,000 for the estimated 2,435 megawatts sold.

There is no specified timeframe for the milestones to be achieved.

The upfront payment that was received has been recorded as deferred revenue until there is no longer a right to return the Projects. The remainder of the transaction is disclosed as a footnote to the financial statements but not recorded within the financial statements. All payments that are received will be recorded as deferred revenue with proper footnote explanation of the transaction and will not be recorded as revenue until the right Bridgelink to return the Project and request a full refund no longer exists. There are no other sale contingencies besides those disclosed herein.

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

Bitech Technologies Corporation

Date: October 18, 2024	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: October 18, 2024	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

