Form 10-Q
period 2024-09-30
Bitech Technologies Corp
filed 2024-11-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2024

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

At November 13, 2024, there were 718,311,833 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$298,505	$152,417

Prepaid expense	260,000	11,000
Deferred offering costs	166,806	-

Total current assets	725,311	163,417

Intangible Asset – BESS and Solar Development Projects	22,222,200	-

Total assets	$22,947,511	$163,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	211,496	35,229
Deferred revenue	943,500	-

Total current liabilities	1,154,996	35,229

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 717,287,220 and 484,464,194 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	717,287	484,464
Additional paid-in capital	24,931,674	1,552,011
Accumulated deficit	(3,856,446)	(1,908,287)

Total stockholders’ equity	21,792,515	128,188

Total liabilities and stockholders’ equity	$22,947,511	$163,417

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months ended September 30, 2024	For the Three Months ended September 30, 2023	For the Nine Months ended September 30, 2024	For the Nine Months ended September 30, 2023
REVENUE
Equipment Sales	$-	$-	$-	$-
Service Revenue	-	-	328	-
Other Revenue	-	-	-	-
TOTAL REVENUE	-	-	328	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	328	-

OPERATING EXPENSES
General & Administrative	471,872	135,434	1,020,526	494,341
Stock Based Compensation	339,880	-	927,961	102,600
Total Operating Expenses	811,752	135,434	1,948,487	596,941

LOSS FROM OPERATIONS	(811,752)	(135,434)	(1,948,159)	(596,941)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	-	7,000
Interest and Other Income	-	-	-	-

Total Other Income (Expense)	-	-	-	7,000

LOSS BEFORE INCOME TAXES	(811,752)	(135,434)	(1,948,159)	(589,941)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(811,752)	$(135,434)	$(1,948,159)	$(589,941)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES	716,996,702	476,384,761	619,779,349	478,692,378

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,948,159)	$(589,941)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common Stock issued for services	66,325	101,963
Stock Based Compensation	927,961	102,600
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(249,000)	2,728
Accounts payable and accrued liabilities	176,267	5,683
Deferred revenue	943,500	-

Net cash provided by (used in) operating activities	(83,106)	(376,967)

Cash flows from financing activities:
Deferred Offering Costs	(166,806)	-
Cash from Sale of Common Stock, net	396,000	245,000

Net cash provided by (used in) financing activities	229,194	245,000

Net increase (decrease) in cash and cash equivalents	146,088	(131,967)
Cash and cash equivalents at beginning of period	152,417	197,723

Cash and cash equivalents at end of period	$298,505	$151,046

Supplementary disclosure of non-cash operating activities:
Common Stock issued for legal services – 793,883 and 1,259,106 Common Shares, September 30, 2024 and 2023, respectively.	$66,325	$101,963

Supplementary disclosure of non-cash investing and financing activities:
Common Stock cancelled related to exclusive license cancellation and settlement agreement – 51,507,749 Common Shares	-	$51,508
Common Stock issued in exchange for 100% equity interest in Emergen Energy LLC – 222,222,000 Common Shares	$22,222,200	-

Supplementary disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BITECH TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, July 1, 2023 (Unaudited)	476,181,817	$476,182	-	$-	$1,234,586	$(1,551,101)	$159,667

Stock Compensation					-		-

Sale of Common Stock	666,667	667			19,333		20,000
Stock for Legal Services	325,310	325			14,390		14,715

Net Loss						(135,434)	(135,434)

Balances, September 30, 2023 (Unaudited)	477,173,794	$477,174	-	$-	$1,268,309	$(1,686,535)	$58,948

Balances, July 1, 2024 (Unaudited)	714,622,789	$714,623	-	$-	$24,576,529	$(3,044,694)	$22,246,458

Common Stock for Services	264,431	264			17,664		17,928
Stock Based Compensation	2,400,000	2,400			337,481		339,881
Sale of Common Stock	-	-			-		-

Net loss						(811,752)	(811,752)
Balances, September 30, 2024 (Unaudited)	717,287,220	$717,287	-	$-	$24,931,674	$(3,856,446)	$21,792,515

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, December 31, 2022	515,505,770	$515,506	-	$-	$780,414	$(1,096,594)	$199,326

Stock Compensation					102,600		102,600
Stock cancelled related to SuperGreen Exclusive License cancellation	(51,507,749)	(51,508)			51,508		-

Sale of Common Stock	11,916,667	11,917			233,083		245,000
Stock for Legal Services	1,259,106	1,259			100,704		101,963

Net Loss						(589,941)	(589,941)

Balances, September 30, 2023 (Unaudited)	477,173,794	$477,174	-	$-	$1,268,309	$(1,686,535)	$58,948

Balances, December 31, 2023	484,464,194	$484,464	-	$-	$1,552,011	$(1,908,287)	$128,188

Common Stock for Services	793,883	794			65,531		66,325
Stock Based Compensation	4,400,000	4,400			923,561		927,961
Sale of Common Stock	5,407,143	5,407			390,593		396,000
Common Stock issued for Emergen Energy, LLC	222,222,000	222,222			21,999,978		22,222,200

Net loss						(1,948,159)	(1,948,159)
Balances, September 30, 2024 (Unaudited)	717,287,220	$717,287	-	$-	$24,931,674	$(3,856,446)	$21,792,515

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

NOTE 2. CRITICAL ACCOUNTING POLICIES

The following are summarized accounting policies considered to be critical by our management:

Going Concern

Since our inception, our expenses substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of approximately $4 million as of September 30, 2024. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving these objectives.

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

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and underwriter costs incurred through the balance sheet date that are directly related to the offering and that will be charged to shareholders’ equity upon the completion of the offering. As of September 30, 2024, the Company had deferred offering costs of $166,806.

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

Concentrations of Credit Risk

Assets that expose us to credit risk consist primarily of cash and accounts receivable. Our accounts receivable arise from a diversified customer base and, therefore, we believe the concentration of credit risk is minimal. We evaluate the creditworthiness of customers before any services are provided. We record a discount based on the nature of our business, collection trends, and an assessment of our ability to fully realize amounts billed for services. We have no accounts receivable to warrant any allowance at September 30, 2024 and December 31, 2023.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards. During the nine month periods ended September 30, 2024 and 2023, we recognized stock based compensation expenses of $927,961 and $102,600, respectively.

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

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Estimated interest and penalties are recognized as income tax expense and tax credits as a reduction in income tax expense. For the nine months ended September 30, 2024 and year ended December 31, 2023, we recognized no estimated interest or penalties as income tax expense.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the nine months ended September 30, 2024 and 2023, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 250,000,000 shares and increased on June 27, 2022 to 1,000,000,000 shares. As of September 30, 2024 and December 31, 2023, there were 717,287,220 and 484,464,194 common shares issued and outstanding, respectively.

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

As of September 30, 2024, the Company agreed to issue 264,431 shares of its Common Stock to its legal counsel as partial payment for legal services for the three months ended September 30, 2024. The shares were valued at $17,929.

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

The Company issued 2,400,000 of restricted securities awards valued at $192,000 ($0.08 per share) during July 2024 and recorded $24,000 as stock compensation expense in the quarter ended September 30, 2024 as payment for services provided by one consultant of the Company. The RSA vested 12.5% on July,1 2024 and will vest 12.5% on the first day of each quarter until fully vested on April 1, 2026.

NOTE 4. NON-STATUTORY STOCK OPTIONS

As of September 30, 2024 and December 31, 2023, there were 147,200,000, and 42,000,000 options outstanding, respectively.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At September 30, 2024 and December 31, 2023, we had approximately $4.3 million and $2.78 million unrecognized stock-based compensation, respectively.

Stock option transactions during the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Period	42,000,000	$0.04	5,000,000	$0.07
Granted	109,200,000	0.96	42,000,000	0.03
Exercised	-	-	-	-
Forfeited or Cancelled	(4,000,000)	0.05	(5,000,000)	0.03
Outstanding at End of Period	147,200,000	0.72	42,000,000	0.04

Weighted-Average Fair Value of Options Granted During the Period	$0.02		$0.01

Information with respect to stock options outstanding and exercisable at September 30, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2024	Weighted- Average Exercise Price
$0.025 - $1.50	147,200,000	9 years	$0.72	27,450,000	$0.03

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award transactions during the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Shares	Weighted- Average Price	Shares	Weighted- Average Price

Outstanding at Beginning of Period	7,983,720	$0.00	7,983,720	$0.00
Granted	4,400,000	0.07	1,500,000	0.03
Vested	(800,000)	-	(1,500,000)	-
Forfeited or Cancelled	-	-	-	-
Outstanding at End of Period	11,583,720	0.00	7,983,720	0.00

Weighted-Average Fair Value of RSAs Granted During the Period	$0.05		$0.02

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

Emergen holds a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). Following the Closing, the Company agreed to take all commercially reasonable steps necessary to uplist the Company to the NASDAQ stock exchange.

From an accounting perspective, we treated the transaction as an acquisition of assets versus a business combination due to the lack of any operations. Also, the projects that were purchased in the acquisition were development stage and deemed to not be tangible assets under FASB 805-10-20 and have classified these as intangible assets with indefinite useful lives and are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the assets may be impaired. To the extent that an intangible asset is successfully developed into a revenue-generating asset, it will become a component of property, plant and equipment. To the extent that an intangible asset is not successfully developed into a revenue-generating assets, it will be considered impaired and charged to operations at that time.. The Company valued the transaction at the value of $22,222,200, the value of the restricted stock ($0.10 closing price per share on April 24, 2024) issued as consideration for Emergen. Emergen had no liabilities associated with it at the time of the transaction.

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

Timing of Payment of Fees

The BESS Initial Fee and the Solar Initial Fee shall be due and payable upon (i) Bitech, or any of its Affiliates, receiving project related financing, and (ii) when the “Redbird BESS” project, identified in Exhibit A, has achieved land agreements, which shall include, but is not limited to, an option agreement, letter of intent, or lease agreement. Subject to (i) and (ii) herein and above, the BESS Initial Fee shall equate to $9,825,000 and the Solar Initial Fee shall equate to $19,200,000, which totals $29,025,000, which the total shall be paid in three (3) equal portions to EIP per any three (3) BESS Projects achieving land agreements, which shall include, but is not limited to, an option agreement, letter of intent, or lease agreement. Upon the sale of any of the BESS Projects or Solar Projects the appropriate portion of the BESS Initial Fee or the Solar Initial Fee that is paid to EIP shall be deducted from the amount still due proportionately among the BESS Projects or Solar Projects not yet accepted by the financing party for Development Fees.

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

NOTE 7. EMERGEN ENERGY LLC INTANGIBLE ASSETS – BESS and Solar Development Projects

On April 24, 2024 the Company completed the acquisition of Emergen whereby the Company issued 222,222,000 unregistered shares of its common stock to Emergen’s sole member, C&C, an entity controlled by Cole Johnson who became an executive officer and director of the Company coincident with the acquisition, in exchange for 100% of Emergen’s equity interests. Emergen was formed just prior to the acquisition and had no business operations. Emergen held a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). The Development Projects included no tangible assets, no binding contracts that would create a liability and no binding contracts for revenue generation. The Development Projects were deemed intangible assets and we have recorded the entire value of the 222,222,000 unregistered shares valued at the closing price on April 24, 2024 of $0.10 ($22,222,200) as the initial measurement value.

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

NOTE 8. SOLAR PROJECTS SALE

On May 30, 2024, Emergen entered into a Project Sale Agreement (“Agreement”) with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 4.040 GW of solar energy development projects. Bridgelink has sold these greenfield projects, along with projects in its own portfolio, to an unrelated third party (“Purchaser”) which also executed that agreement on May 30, 2024. The total amount to be received by Emergen for the projects sold to Bridgelink is $19,400,000, provided the projects achieve a Point of Interconnection and subsequently obtain all Necessary Land Rights. Bridgelink retains the option to transfer or return certain or all projects within ten (10) days written notice to Emergen if the Purchaser decides, at any time, not to go forward with development of certain or all of the projects. A deposit from Bridgelink will be received within five business days of the execution of the agreement for $943,500 and Emergen will pay 62.5% ($589,687.50) to Energy Independent Partners LLC, a Delaware limited liability company, (“EIP”) in accordance with the Project Management Services Agreement by and between (i) Bitech; (ii) Emergen; and (iii) EIP and the remaining 37.5% (353,812.50) of the proceeds shall remain with Emergen. The remaining proceeds of $18,456,500 shall be received within five business days of when Bridgelink receives milestone payments from the Purchaser for these projects. This Agreement is still in effect and there have been no changes to the Agreement. The $943,500 deposit was paid to Emergen in June 2024.

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

The Projects sold by Emergen to Bridgelink are in what are termed as a Greenfield Projects. With respect to each Greenfield Project, Emergen will be paid:

(i) $5,000 per megawatt (in alternating current) measured at the Point of Interconnection after such Greenfield Project has secured all necessary land rights as determined in good faith ($12,125,000 for the estimated 2,425 megawatts sold); and

(ii) $3,000 per megawatt (in alternating current) measured at the Point of Interconnection when the relevant Greenfield Project has achieved ready-to-build (RTB) status as determined in good faith ($7,275,000 for the estimated 2,425 megawatts sold.

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

NOTE 9. SUBSEQUENT EVENTS

The Company sold 3,600,000 unregistered restricted shares to an accredited investor at $0.05 per share for gross proceeds of $180,000 during October 2024.

As disclosed in Part II, Item 1. Legal Proceedings, pursuant to the Thomason Settlement Agreement dated October 7, 2024, the Company canceled 2,575,387 shares of the Company’s common stock, par value $0.001 per share previously issued by the Company to Thomason.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bitech Technologies Corporation (the “Company,” “Bitech Technologies,” “our” or “we”) is for the nine months ended September 30, 2024 and 2023. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Overview of the Business

Currently, we have refocused our business development plans as we seek to position ourselves as a global technology solution enabler dedicated to providing a suite of green energy solutions with plans to develop Battery Energy Storage System (BESS) projects, commercial and residential renewable energy solutions, enterprise utility services, public service engagements, and other renewable energy initiatives. We plan to pursue these innovative energy technologies and become a grid-balancing operator by developing a portfolio of battery energy storage system (“BESS”) projects with a cumulative storage capacity estimated at 1.965 gigawatts (“GW”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW (collectively, the “Development Projects”) that we acquired in connection with our acquisition of Emergen Energy LLC (“Emergen”). See Note 8 – Solar Projects Sale to the financial statements included elsewhere in this Quarterly Report on Form 10-Q discussing the recent sale of 2.425 GW estimated capacity of the 3.84 solar energy development projects. We plan to raise the working capital we need to commence the Development Projects. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. In addition, our team has identified two highly competitive battery energy storage suppliers who have expressed interest in establishing partnerships with us, as we seek to integrate their products into our recently acquired Development Projects. In addition, we are seeking business partnerships with defensible technology innovators and renewable energy providers to facilitate investments, provide new market entries toward emerging-growth regions and implement innovative, scalable energy system solutions with technological focuses on smart grid, Home Energy Management System (HEMS), Building Energy Management System (BEMS), City Energy Management System (CEMS), energy storage, and EV infrastructure.

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

Comparison of the three month period ended September 30, 2024 with the three month period ended September 30, 2023.

The Company has generated no revenues from its primary business for the three months ended September 30, 2024 and September 30, 2023.

During the three months ended September 30, 2024, we incurred $811,752 of general and administrative expenses compared to $135,434 for the same period in 2023. General and administrative expenses have increased primarily related to approximately $339,880 of non-cash stock compensation expense and approximately $70,000 legal fees related to the Emergen Acquisition and $166,000 contractor fees related to the Emergen projects. We have booked $943,500 deferred revenue related to cash received for the sale of certain solar projects originally acquired as part of the Emergen Acquisition.

As a result of the foregoing, we had net loss of ($811,762) for the three months ended September 30, 2024, compared to a net loss of ($135,434) for the three months ended September 30, 2023.

Comparison of the nine month period ended September 30, 2024 with the nine month period ended September 30, 2023.

The Company has generated minimal revenues from its primary business for the nine months ended September 30, 2024 and September 30, 2023.

During the nine months ended September 30, 2024, we incurred $1,948,487 of general and administrative expenses compared to $596,941 for the same period in 2023. General and administrative expenses the nine months ended September 30, 2024 have increased primarily related to $928,000 of non-cash stock compensation expense and the increases in the nine months ended September 30, 2024 of approximately $70,000 legal fees related to the Emergen Acquisition and $249,000 contractor fees related to the Emergen projects. We have booked $943,500 deferred revenue related to cash received for the sale of certain solar projects originally acquired as part of the Emergen Acquisition.

As a result of the foregoing, we had net loss of ($1,948,159) for the nine months ended September 30, 2024, compared to a net loss of ($589,941) which included $7,000 other income to offset the general and administrative expenses for the nine months ended September 30, 2023.

Working Capital

The calculation of Working Capital provides additional information and is not defined under GAAP but it is acknowledged that it is a defined term by the FASB. We define Working Capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP. This information is intended to provide investors with information about our liquidity.

Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had total current liabilities of $1,154,995 and $35,229, respectively, and current assets of $725,311 and $163,417, respectively, to meet our current obligations. As of September 30, 2024, we had working capital of $529,625, a decrease of working capital of $453,943 as compared to December 31, 2023, driven primarily by $943,500 deferred revenue recorded related to cash provided from the sale of solar projects and cash used in operations offset by $396,000 cash proceeds from the sale of common stock during the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, cash used by operations was approximately ($83,000) which primarily included the net loss of approximately ($1,948,000) but adjusted for the deferred revenue payment of $943,500, the non-cash stock based compensation of $928,000, and common stock issued for legal services of $66,000.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of September 30, 2024, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational and development costs to develop and construct our planned BESS and Solar projects that are part of the Development Project rights we acquired upon completion of the acquisition of Emergen. As the Development Projects are in their early phase of development, we have not determined the amount of capital needed to complete their development or operate them until sufficient cash is generated from their operations. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Development Projects depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the nine months ended September 30, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.

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

The Company filed a First Amended Complaint (“FAC”) on June 7, 2024.  Meanwhile, Michael H. Cao, Linh T. Dao, B & B Investment’s attorney moved to be relieved as counsel, which was granted on August 2, 2024. After Michael H. Cao, Linh T. Dao, B & B Investment failed to timely file a response to the FAC, defaults were entered against them on August 23, 2024. The Company is currently seeking default judgments against Michael H. Cao, Linh T. Dao, B & B Investment.

Defendant Cory Thomason was served with the FAC.  Effective October 7, 2024, the Company entered into a Confidential Settlement, Mutual Release, and Share Transfer Agreement (the “Thomason Settlement Agreement”) with Thomason. Pursuant to the Thomason Settlement Agreement, the Company canceled 2,575,387 shares of the Company’s common stock, par value $0.001 per share previously issued by the Company to Thomason. In addition, the parties to the Thomason Settlement Agreement agreed to a mutual general release of liabilities against each other, refrain from making any disparaging remarks about each other and the Company’s filing a dismissal with prejudice as to Thomason in the Cao State Court Lawsuit. The Thomason Settlement Agreement also contains additional covenants, representations and warranties that are customary of litigation settlement agreements.

The Company intends to vigorously prosecute the Cao State Court Lawsuit. We cannot predict the outcome of this lawsuit, however.

Litigation Assessment

We have evaluated the foregoing Cao Lawsuit to assess the likelihood of any unfavorable outcome and to estimate, if possible, the amount of potential loss as it relates to the litigation. Based on this assessment and estimate, which includes an understanding of our intention to vigorously prosecute the Cao Lawsuit, we believe that the potential defenses of any of the remaining defendants lack merit, however, and we cannot predict the likelihood of any recoveries by any of our claims against the remaining defendants. This assessment and estimate is based on the information available to management as of the date of this Report and involves a significant amount of management judgment, including the inherent difficulty associated with assessing litigation matters in their early stages. As a result, the actual outcome or loss may differ materially from those envisioned by the current assessment and estimate. Our failure to successfully prosecute, defend or settle the Cao Litigation with the remaining defendants could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the quarter ended September 30, 2024 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

On August 6, 2024, the Company entered into an investor relations consulting agreement whereby the Company agreed to pay the consultant a monthly cash fee of $7,000 pre-uplist and $10,000 post uplist to a major U.S. exchange, such as NASDAQ or the New York Stock Exchange. The Company granted to the consultant an option to purchase 3,000,000 shares of the Company’s common stock. The Options will vest as follows: 1,000,000 options vested October 10, 2024, the date of grant, 1,000,000 Options will vest on August 6, 2025 and 1,000,000 Options will vest on February 6, 2026. Any unvested options will forfeit upon termination of the agreement. The exercise price of the Options will be $0.08 USD per share. The Options will expire five (5) years from the issuance date. If the consulting agreement is terminated, the Options will expire two (2) years from termination of the Agreement. Any underlying shares from the exercise of Options will not be publicly sold before August 1, 2025.

As of September 30, 2024, the Company agreed to issue 264,431 shares of its Common Stock to its legal counsel as partial payment for legal services for the three months ended September 30, 2024. The shares were valued at $17,929.

The Company issued 2,000,000 of restricted securities awards (RSA) valued at $120,000 ($0.06 per share) during January 2024 and recorded $30,000 as stock compensation expense in the quarter ended March 31, 2024 as payment for services provided by two employees of the Company. These RSAs vested 25% in January 2024 and will vest 25% on each anniversary for the three years.

The Company issued 2,400,000 of restricted securities awards valued at $192,000 ($0.08 per share) during July 2024 and recorded $24,000 as stock compensation expense in the quarter ended September 30, 2024 as payment for services provided by one consultant of the Company. The RSA vested 12.5% on July,1 2024 and will vest 12.5% on the first day of each quarter until fully vested on April 1, 2026.

All of the securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the foregoing securities as well as common stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable laws and are deemed restricted securities, and unless so registered may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company sold 3,600,000 unregistered restricted shares to an accredited investor at $0.05 per share for gross proceeds of $180,000 during October 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herein.

^	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Includes management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitech Technologies Corporation

Date: November 14, 2024	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

