Form 10-K
period 2024-12-31
Bimergen Energy Corp
filed 2025-05-30
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 000-27407

BIMERGEN ENERGY CORPORATION

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $10,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

At May 21, 2025, there were 5,139,704 shares of the registrant’s common stock outstanding (the only class of voting common stock).

*All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-140 effected on February 3, 2025.

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

PART I

ITEM 1. BUSINESS

Bimergen Energy Corporation (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. In connection with the Company’s planned expansion of its business following the completion of the acquisition of Bitech Mining Corporation, a Wyoming corporation (“BTM”), the Company amended to its Certificate of Incorporation on April 29, 2022 to change its corporate name to Bitech Technologies Corporation. On January 28, 2025, the Company filed a Certificate of Amendment to its Certificate to Incorporation to: (i) effect a reverse stock split of its common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1 post-split share for every 140 pre-split shares; and (ii) to change the name of the Company to Bimergen Energy Corporation.

We are a renewable energy project developer dedicated to enabling the clean energy transition and providing critical grid stability via solutions across a range of applications through our portfolio of utility-scale Battery Energy Storage System (BESS) and solar development projects. In April 2024, we acquired a portfolio of development-stage BESS and solar energy projects from Emergen Energy LLC (“Emergen”), making us the project owner of 23 development stage utility-scale BESS projects with an estimated cumulative storage capacity of 1.965 gigawatts (GW) and 13 development stage solar energy projects with an anticipated cumulative generation capacity of 1.640 GW (collectively, the “Development Projects”) once constructed and operational.

Our primary business objective is to become a grid-balancing operator by developing, commercializing, and operating a diversified portfolio of BESS and solar energy projects. We aim to leverage by partnering with advanced BESS technologies and Energy Management Systems (EMS) to address the critical challenges associated with the integration of renewable energy into the electrical grid, particularly the imbalance between energy supply and demand caused by the intermittent nature of solar and wind resources. This approach aligns with the increasing demand for grid stability in regions with high penetration of renewable energy, where imbalances between peak solar generation and peak energy demand create revenue opportunities through energy storage and dispatch. We plan to store excess energy generated during periods of low demand and dispatch it during peak demand periods, thereby enhancing grid stability and efficiency. Upon reaching commercial operation, we hope to play a key role in stabilizing grid demand and supporting renewable energy integration through energy arbitrage and ancillary services.

Core Business in Battery Energy Storage Systems (BESS)

Our core business is anchored in the development and operation of BESS projects, which are strategically designed to mitigate the energy imbalances and power deficits observed in markets with substantial solar and wind energy generation. This event, often depicted by the grid balancing, highlights the timing mismatch between peak renewable energy generation and peak electricity demand. As renewable energy production peaks during daylight hours and declines in the evening when energy demand is highest, supplemental energy supply sources become increasingly critical. Our BESS projects are positioned to address this imbalance by storing surplus energy during periods of low demand and releasing it during high-demand periods, capturing value from daily price fluctuations. By purchasing and storing energy during low-cost, high-supply hours and selling it during high-demand periods when prices are at their peak, known as energy arbitrage trading, our BESS systems will provide critical support to compensate for the lack of supply from the current outdated energy grid infrastructure.

In addition to energy arbitrage, our BESS assets are positioned to provide essential grid services, including frequency regulation, voltage support, and emergency backup during grid outages. Frequency regulation refers to the rapid response to changes in grid frequency, maintaining stability and preventing potential grid failures. Voltage control enhances the quality and reliability of power supplied to consumers. The rapid response capabilities also maintain stability for key infrastructure during outages via immediate response to fluctuations in voltage and frequency. By reducing demand imbalances at peak times, known as peak shaving, we hope to flatten the energy demand and lower electricity costs for consumers. By integrating advanced EMS controls, we aim to optimize the dispatch timing and increase the overall economic value of stored energy, delivering both reliable performance efficient operation in dynamic market conditions. Our systems will enable more flexible and adaptive grid operations, accommodating dynamic energy flows and diverse generation sources. These ancillary services both relieve grid stress, offer additional potential revenue streams, and maximize likelihood of punctual project development within budget and ensure product quality standards. We believe we are well- positioned to leverage our existing relationships to secure multi-year customer contracts prior to project construction and integrate cutting-edge battery technologies as they are developed into future developments. Our systems will also be capable of deferred infrastructure upgrades, which reduce the need for expensive grid infrastructure upgrades by efficiently managing local supply and demand.

We expect our BESS projects to be located alongside traditional power transmission lines or near large offtakers with high energy demands, enhancing grid stability and reducing energy costs. These locations are suitable for battery storage facilities of approximately thirty acres and undergo environmental studies and assessments to ensure feasibility. While the letters of intent the Company has entered into or negotiated for these projects are for specific locations, the Company’s development plans are not dependent on the landowner or address, but, rather, are county based. The Company believes it could adjust its plans to find a similar, suitable location if it is unable to negotiate a definitive agreement to develop a project with the landowner.

We maintain strong relationships with tier-one battery and equipment suppliers, utilities, and power purchasers to optimize transmission efficiency and lower consumer costs. We believe these partnerships may also help us secure regulatory support, ensure timely project development within budget, and uphold high product quality standards. Our strategic position allows us to secure multi-year customer contracts before project construction and integrate emerging battery technologies into future developments. Additionally, our systems are designed to enable deferred infrastructure upgrades, reducing the need for costly grid enhancements by efficiently managing local supply and demand.

Development Projects and Operational Progress

Our portfolio of Development Projects includes approximately 3.6 GW of alternating current (GWAC) power capacity across various regions served by Independent System Operators (ISOs) such as ERCOT, WECC, PJM, and MISO. These regions have been selected strategically based on favorable market conditions, grid infrastructure, and regulatory environments conducive to renewable energy integration. In connection with the Emergen transaction, we have secured rights to comprehensive “Work Product” Intangible assets essential for project development, including but not limited to: feasibility studies determining capacity and compatibility, establishing a production model of the project parameters, identifying any curtailment for the project, power flow site verification and substation identification, permitting and regulatory compliance documentation, engineering designs, equipment procurement plans, site preparation guidelines, and noting project specific challenges.

Subsequent to positive feasibility studies is the process of legal formation, analyzing and negotiating site control/surface and materials, and identifying engineering requirements for construction, identifying and negotiating interconnection to the grid, identifying tax abatements, and identifying permitting and study requirements, and noting additional project specific challenges. These assets provide a robust foundation for advancing our projects through the development lifecycle efficiently and effectively. We are in the process of negotiating grid interconnection agreements, ensuring compliance with applicable grid codes and standards, registering our projects for market participation, and coordinating with ISOs to align dispatch and grid service requirements. In addition, we are actively engaging with these ISOs to address cybersecurity compliance and to develop comprehensive monitoring and reporting frameworks, which are essential for maintaining operational integrity and grid support.

Our Redbird and Wildfire projects are currently the most advanced within our portfolio and are ready to proceed to the financing and construction phases. We are actively pursuing project-level debt and equity financing to fund the construction and/or operationalization of these projects. Upon securing financing, of which there can be no assurance we will be able to do so or do so on terms favorable to us, we intend to execute binding agreements with key counterparties, initiate site preparation activities, and commence construction in accordance with our development timelines. As part of the rights to the Work Product and continued development, we identify and negotiate with the appropriate counterparts in the specific project, but do not enter into binding contracts until specific project financing is obtained so as to not create liabilities before project financing is secured. We recognize the importance of managing risks associated with project development, including regulatory, technical, financial, and market risks. Our approach involves conducting thorough feasibility studies, engaging in proactive stakeholder consultations, and maintaining flexibility in project planning. We do not enter into binding contracts related to site control, equipment procurement, or construction until project-specific financing is secured, mitigating financial exposure. The next steps for these projects will include executing contracts with key counterparties, purchasing equipment, and initiating the construction process. Our current project pipeline consists of multiple BESS initiatives, with an estimated development timeline spanning eight to nine years.

BESS Market

The Battery Energy Storage Systems (BESS) industry is young but has experienced significant growth in the United States, driven by the integration of renewable energy, the need for grid stability, and various economic and policy incentives. According to Energy Storage News in March 2024, BESS installations “surged” with a 96% increase in cumulative capacity in 2023.

According to the U.S. Energy Information Administration (EIA) report in January 2024, the U.S. battery storage capacity has been growing since 2021 and could increase by 89% by the end of 2024 if developers bring all of the energy storage systems they have planned on line by their intended commercial operation dates. Developers currently plan to expand U.S. battery capacity to more than 30 gigawatts (GW) by the end of 2024, a capacity that would exceed those of petroleum liquids, geothermal, wood and wood waste, or landfill gas.

Battery Energy Storage Systems (BESS) play a crucial role in managing the grid, and their importance is expected to increase as more electrification and AI data centers are installed across the United States and the world. In June 2024, Bloomberg data revealed electricity demands from AI data centers are outstepping the available power supply in many parts of the world as AI wreaks havoc on global power systems. The sharp increase in demand for AI clusters has resulted in a notable emphasis on data center capacity, placing significant strain on the power grid, generation capabilities, and environmental concerns. With this surge in demand for electricity, there is a corresponding need for efficient storage systems to balance supply and demand on the grid. The current benefits of BESS towards the grids are as follows:

●	Grid Stability: BESS provides grid stabilization by balancing supply and demand, reducing the likelihood of blackouts and enhancing the reliability of the electrical grid.

●	Renewable Energy Integration: BESS allows for the efficient integration of renewable energy sources like solar and wind by storing excess energy and releasing it when needed.
●	Peak Shaving: BESS helps reduce peak demand charges for utilities and consumers by discharging stored energy during high-demand periods.
●	Reduction of Fossil Fuel Dependence: By enabling more renewable energy use, BESS decreases the reliance on fossil fuel-based power generation, reducing greenhouse gas emissions.
●	Emergency Backup: BESS provides critical backup power during emergencies and natural disasters, ensuring continuous power supply for essential services.

As we progress towards optimizing BESS operations for the future, several advantages become apparent:

●	Grid Decentralization: Future BESS deployments will support a more decentralized grid, empowering local communities with greater energy independence and resilience.
●	Cost Reduction: Advances in battery techs and economies of scale will continue to drive down the costs of BESS, making it more accessible and cost-effective for widespread use.
●	Enhanced Renewable Penetration: With improved storage capabilities, BESS will support even higher levels of renewable energy penetration, facilitating the transition to a fully renewable energy grid.
●	Electric Vehicle (EV) Integration: BESS will play a crucial role in managing the increased demand from EVs, enabling efficient charging infrastructure and energy management.

The BESS market is projected to grow exponentially, making it a massive and lucrative market. However, despite its rapid growth, there are currently limited players involved in this sector. Management believes this situation presents an opportunity for companies with extensive development and operating experience like Bimergen Energy today to enter and capitalize on this expanding market. As the US continues to transition towards cleaner energy sources, BESS systems will become even more critical in ensuring a stable and resilient power grid while reducing carbon emissions. We believe it is an exciting time for the BESS industry with immense potential for growth and innovation.

A report released in May 2024 by Aurora Energy Research on the use of Battery Energy Storage Systems (BESS) in the ERCOT Market stated that these facilities have played a crucial role in Texas’ energy supply by providing dependable and affordable power during periods of high demand.

In February 2024, Canary Media issued a report stating that Texas will add more grid batteries in any other states in 2024. Due to its affordable land and thriving market, which are highly desirable for energy storage companies, the state of Texas is expected to surpass California in battery installations this year. In May 2024, the media company added that Texas rolled into 2024 with some 5.1 gigawatts of energy storage online, second only to mighty California. However, the U.S. Energy Information Administration (EIA) predicts Texas will complete another 6.4 gigawatts this year, outstripping California’s 5.2 gigawatts of new construction.

As a new technology enabler, we offer an array of advanced green energy technology solutions embedded with advanced BESS application for enterprises with projects applying our in-house technology innovation using system integration approach, aiming to generate scalable technology revenue.

Emergen Energy Acquisition

On April 14, 2024, the Company, Emergen Energy LLC, a Delaware limited liability company (“Emergen”), Bridgelink Development, LLC, a Delaware limited liability company (“Bridgelink”) and C & C Johnson Holdings LLC, the sole member of Bridgelink (“C&C”) entered into a Membership Interest Purchase Agreement (the “MIPA”) (the “Business Combination”).

On April 24, 2024 (the “Closing”) the Company completed the acquisition of Emergen pursuant to the MIPA whereby the Company issued 1,587,300 unregistered shares of its common stock to Emergen’s sole member, C&C Johnson Holdings LLC (“C&C”) in exchange for 100% of Emergen’s equity interests. C&C is controlled by Cole Johnson who became our President and a director following the Closing as well as the President of the Company’s BESS and Solar Divisions. In addition, Emergen became a wholly owned subsidiary of the Company with C&C’s owning approximately 31.3% of the Company’s issued and outstanding shares of the Company’s capital stock.

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

Emergen holds a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). The Company agreed that following the Closing, the Company would take all commercially reasonable steps necessary to uplist the Company to the NASDAQ stock exchange. The Company’s uplist to NASDAQ in connection with the consummation of the offering contemplated in this prospectus will satisfy the terms set forth in the Closing.

We plan to raise the working capital and project specific financing we need to commence the Development Projects through future debt and equity financing. As of the date of this prospectus we have not established a reasonable expectation of both financing and completion of any of the Development Projects.

Development Projects are the result of a significant amount of feasibility studies determining capacity and compatibility, establishing production model of the project parameters, identifying any curtailment for the project, power flowsite verification and substation identification, and noting project specific challenges. Subsequent to positive feasibility studies is the development process of legal formation, analyzing and negotiating site control/surface and materials, identifying engineering requirements before construction, identifying and negotiating interconnection to the grid, identifying tax abatements, identifying permitting and study requirements, and noting project specific challenges. We identify and negotiate with the appropriate counterparts in the specific project but do not enter into binding contracts until specific project financing is obtained. Currently we have no binding contracts for our development projects.

Through Emergen, Bimergen Energy management will determine which projects will be developed and when, how financing arrangements will be pursued and accepted, and whether a project may be sold instead of developed, and the criteria for establishing the sale price.

Emergen was formed on April 4, 2024 and had no operating activity but held the Development Projects. The Development Projects were assigned to Emergen on April 23, 2024 with no cost basis and deemed to be intangible

From an accounting perspective, we treated the transaction as an acquisition of assets versus a business combination due to the lack of any operations. Also, the projects that were purchased in the acquisition were development stage and deemed to not be tangible assets under FASB 805-10-20 and have classified these as intangible assets with indefinite useful lives and are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the assets may be impaired. To the extent that an intangible asset is successfully developed into a revenue-generating asset, it will be relieved over time in the same time period as the property, plant and equipment purchased to have the project become a revenue-generating project. To the extent that an intangible asset is not successfully developed into a revenue-generating assets, it will be considered impaired and charged to operations at that time. The Company valued the transaction at the value of $22,222,200, the value of the restricted stock ($14.00 closing price per share on April 24, 2024) issued as consideration for Emergen. Emergen had no liabilities associated with it at the time of the transaction.

In December 2023, Bimergen received an initial purchase order from a strategic customer to implement a Building Energy Management System (BEMS) Virtual Power Plant (VPP) Program designed to save electricity for approximately 4,000 multi-dwelling units (MDUs). This customer is working with PJM, a Regional Transmission Organization (RTO) that coordinates the movement of wholesale electricity in the District of Columbia in the U.S. and all or parts of 13 states including Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia. We believe that our BEMS solutions can benefit building owners who get paid by RTOs for energy saving bonuses, which is in alignment with federal reward programs initiated by the U.S. Department of Energy (DoE). Our real time BEMS solutions are being designed to reduce energy consumption and enhance personalized temperature control options and comfort levels for tenants living in these MDUs. As of the date of this filing, the customer has yet to make the payment for us to commence production on this project and there has been no update since receipt of the purchase order.

On May 30, 2024, Emergen entered into a Project Sale Agreement (“Agreement”) with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects. Bridgelink has sold these greenfield projects, along with projects in its own portfolio, to an unrelated third party (“Purchaser”) which also executed that agreement on May 30, 2024. The total amount to be received by Emergen for the projects sold to Bridgelink is $19,400,000, provided the projects achieve a Point of Interconnection and subsequently obtain all Necessary Land Rights. Bridgelink retains the option to transfer or return certain or all projects within ten (10) days written notice to Emergen. A deposit from Bridgelink will be received within five business days of the execution of the agreement for $943,500 and Emergen will pay 62.5% ($589,687.50) to Energy Independent Partners LLC, a Delaware limited liability company, (“EIP”) in accordance with the Project Management Services Agreement by and between (i) Bimergen Energy; (ii) Emergen; and (iii) EIP and the remaining 37.5% (353,812.50) of the proceeds shall remain with Emergen. The remaining proceeds of $18,456,500 shall be received within five business days of when Bridgelink receives milestone payments from the Purchaser for these projects. This Agreement is still in effect and there have been no changes to the Agreement. The $943,500 deposit was paid to Emergen in June 2024.

In the event that Purchaser, under the purchase agreement decides to transfer any Project along with its interests to Bridgelink or any creditworthy entity designated by Bridgelink (“Returned Project”), Bridgelink shall provide written notice to Emergen within ten (10) business days of receipt of such notice from the Purchaser and Bridgelink shall convey, transfer, assign, deliver, and contribute over certain rights and interests to the Returned Project to Emergen within ten (10) business days of receipt of such Returned Project, unless otherwise agreed upon by Emergen in writing. For clarity, any creditworthy entity designated by Bridgelink shall be confirmed in writing by Emergen. Bridgelink is to receive payment from the Purchaser no later than March 31 of the year following each calendar year end for any milestones that have been achieved during that calendar year. Emergen is to receive payment within five days from Bridgelink receiving payment from the Purchaser. Effective December 31, 2024, Emergen and Bridgelink amended the Agreement to provide that Bridgelink could only return a Project if it has not yet made a milestone payment to Emergen on prior to the seventh (7th) anniversary of the Effective Date of the Agreement

The Projects sold by Emergen to Bridgelink are in what are termed as “Greenfield Projects.” With respect to each Greenfield Project, Emergen will be paid:

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

The deposit has been recorded as proceeds received on sale of intangible assets - subject to return rights until there is no longer a right to return the Projects. The remainder of the transaction is disclosed as a footnote to the financial statements but not recorded within the financial statements. All payments that are received will be recorded as proceeds received on sale of intangible assets - subject to return rights with proper footnote explanation of the transaction and will not be recorded as revenue until the right Bridgelink to return the Project and request a full refund no longer exists. There are no other sale contingencies besides those disclosed herein.

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

Payment for Service. The Issuer agreed to pay Energy Independent Partners the following fees for providing the Services:

BESS Development Fees. In consideration of the provision of the Services related to the BESS Development Projects, and subject to the terms and conditions herein, during the Term, Bitech shall pay EIP the following amounts per BESS Development Project: $0.035 per W for each applicable BESS Development Project, subject to such BESS Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“BESS Development Fees”). Currently, the Company is focusing on developing the BESS projects and the total fees related to all 23 of the BESS projects would be the $0.035 per watt multiplied by the estimated capacity 1.965 GW (1,965,000,000 watts) or approximately $69 million.

Solar Development Fees. In consideration of the provision of the Services related to the Solar Development Projects, and subject to the terms and conditions herein, during the Term, Bitech shall pay EIP the following amounts per Solar Development Project: $0.035 per W for each applicable Solar Development Project, subject to such Solar Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“Solar Development Fees”). The Solar projects still in the Emergen portfolio have an estimated capacity of 1.640 GW and would have Solar Development Fees of approximately $57 million if developed.

If any Development Projects pursuant to the Agreement are sold by Emergen to a third-party then EIP would be due the greater of: (i) any unpaid project’s specific BESS Development Fees or Solar Development Fees defined in the PMSA agreement; or (ii) 62.5% of the proceeds less any project specific BESS Development Fees or Solar Development Fees paid previously.

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

Timing of Payment of Fees

The BESS Development Fees shall be due and payable upon (i) Bitech, or any of its Affiliates, receiving project financing directly related to and collateralized by BESS Projects, this specifically excludes any general public or private offerings by Bitech not directly related to financing a BESS Project, and (ii) when a BESS Project’s financing funding terms is sufficient to pay the project specific Development Fees. EIP will be paid on the same timing as the funding terms. For example: if the terms for development fees are 50% at acceptance, 40% RTB and 10% at COD then EIP will be paid as the project development fees are funded.

These fees will be recorded as liabilities once the above contingencies and milestones are met, the most important being that of appropriate project financing enabling payment of these fees.

Acceleration of Payment Clause: Within ninety (90) days (i) of the effective date of a Change of Control or (ii) the removal of Cole W. Johnson as an employee or consultant to Emergen and/or the head of the BESS and Solar Division of Bimergen Energy, 62.5% of any remaining BESS and Solare Development Fees shall become due and payable. A “Change of Control” shall be deemed to have occurred if, after the Effective Date, (x) the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of securities representing more than 50% of the combined voting power of the Company is acquired by any “person” as defined in sections 13(d) and 14(d) of the Exchange Act (other than the Company, any subsidiary of the Company, or any trustee or other fiduciary holding securities under an employee benefit plan of the Company); (y) the merger or consolidation of the Company with or into another corporation where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) in substantially the same proportion as their ownership of the Company immediately prior to such merger or consolidation; or (z) the sale or other disposition of all or substantially all of the Company’s assets to an entity, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by shareholders of the Company, immediately prior to the sale or disposition, in substantially the same proportion as their ownership of the Company immediately prior to such sale or disposition.

If any Development Projects pursuant to the Agreement are sold by Emergen to a third-party then EIP would be due the greater of: (i) any unpaid project’s specific BESS Development Fees or Solar Development Fees defined in Section 2.06; or (ii) 62.5% of the proceeds less any project specific BESS Development Fees or Solar Development Fees paid previously.

The timing and other requirements for the payment of Other Development Fees shall be as agreed in writing by the parties to the PMSA via an addendum to the PMSA prior to the parties undertaking such Other Development Projects.

Subject to the terms and conditions of the PMSA, in addition to the other requirements therein, payment of the BESS Development Fees, the Solar Development Fees and any Other Development Fees is further contingent upon Cole W. Johnson (a) remaining an employee or consultant to Emergen and/or the head of the BESS and Solar Division of the Company and/or (b) as an interest owner in the Energy Independent Partners during the period of time in which the applicable BESS Development Fees, the Solar Development Fees or Other Development Fees are payable. Subject to the foregoing, the BESS Development Fees, the Solar Development Fees or Other Development Fees are payable within ten (10) days of satisfaction of the conditions to payment as discussed above.

Payment for Sale of Development Projects. In the event the Company decides not to proceed with any Development Project(s), the Company may elect to sell such Development Project(s) to one or more third parties. In such event, the Company and Energy Independent Partners agree to a sales price for the applicable Development Project being sold, and provided that the parties to the PMSA agree that any sale agreement for such Development Projects shall provide that the buyer thereof shall remain obligated to pay to Energy Independent Partners the BESS Development Fees and/or the Solar Development Fee(s), as applicable, to the extent not already paid by the Company hereunder, unless otherwise agreed upon by the Company and Energy Independent Partners.

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

The Company acquired BTM on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, BTM, each of BTM’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 673,659 shares of BTM’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of BTM (collectively, the “BTM Shares”). In consideration of the BTM Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each BTM Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall automatically convert into 0.385541 shares (an aggregate of approximately 3,469,867) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there are a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Effective as of June 27, 2022, the Series A Preferred Stock automatically converted into 3,469,866 shares of Company Common Stock following the June 27, 2022 filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000 shares. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and BTM is considered the acquirer for accounting purposes. As a result of the Share Exchange and the change in our business and operations, a discussion of the past financial results of our predecessor, Spine Injury Solutions Inc., is not pertinent, and under applicable accounting principles, the historical financial results of BTM, the accounting acquirer, prior to the Share Exchange are considered our historical financial results.

Prior to March 31, 2022, we were engaged in the business of owning, developing and leasing the Quad Video Halo video recording system (“QVH”) used to record medical procedures including the collection of accounts receivables related to previously provided spine injury diagnostic services (collectively, the “QVH Business”). On June 30, 2022, we sold the assets related to the QVH Business.

Core Business in Battery Energy Storage Systems (BESS)

Our core business plan is focused on sustainable revenue growth through the successful commercialization of our BESS and solar projects, following our recent acquisition of Emergen Energy LLC. This acquisition has given us Development Projects of an estimated 3.6 GWAC power capacity from our BESS and solar project pipeline, each of which are strategically located in various ISO’s we are currently collaborating with. In addition to these large utility-scale projects, we are actively exploring potential joint ventures and partnerships with operating partners to generate further revenue streams from our BESS operations. Our Technology Enabler Solutions division is also expected to contribute to our revenue growth through in-house technology innovations and strategic mergers and acquisitions targeting specific green energy applications. These initiatives align with our overall strategy of developing utility-scale renewable energy projects to meet the growing demand for sustainable energy solutions with emphasis in microgrid as strategic unique approach on the market.

Equipment Suppliers

We have engaged in discussions with multiple advanced Tier 1 battery energy storage system (BESS) suppliers and other major equipment providers. These potential suppliers bring several benefits to the table, including a strong emphasis on safety, cost-effectiveness, and a long lifespan for their products. Additionally, many of these suppliers offer product warranties, providing added assurance to our customers. At this time, no definitive supplier agreements have been executed

Energy Purchasing Customers

We have taken a proactive approach in expanding its energy business by engaging in thorough discussions with local utility suppliers. These suppliers are key players in the region’s energy infrastructure, operating both electric transmission and distribution systems. They boast advanced grid infrastructure and provide electricity and natural gas services to millions of customers across multiple states including Texas, Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma, Midwest and South regions such as Ohio and West Virginia. By building strong partnerships with these suppliers, the Company aims to achieve its presence in the energy market and provide reliable and efficient services to a wider range of customers.

Collaboration with Independent System Operators (ISOs)

Our potential BESS customers are key players in the energy industry, such as utility companies, who operate within regions covered by major entities like the Electric Reliability Council of Texas (ERCOT), California Independent System Operator (CAISO), Western Electricity Coordination Council (WECC), Midcontinent Independent System Operator (MISO), and PJM Interconnection (PJM). These are some of the largest and most influential organizations in the United States responsible for managing the transmission and distribution of electricity. They play a critical role in ensuring reliable access to power for millions of people. Our BESS systems can provide utility companies with valuable tools for selling and buying stored energy, improving their overall efficiency and resiliency. By partnering with these leading ISO’s, we can help drive the widespread adoption of sustainable energy solutions across various regions, ultimately working towards a more sustainable future.

Our Future Growth Plan

Bimergen Energy is committed to leveraging our renewable energy platform, technology, leadership, and strong market position to revolutionize the clean energy sector for a sustainable future. Our growth strategy is multi-faceted, focusing on key initiatives designed to achieve a market presence, drive innovation, and deliver long-term value to our shareholders.

Expansion of Battery Energy Storage Systems (BESS)

We will continue to expand our current development pipeline of approximately 2 gigawatts (GW) of BESS in strategically selected regions of the U.S. in key ISO’s. We expect to expand this pipeline to over 5GW over the next 3-5 years Leadership may choose to accelerate this goal as we expand the business. We believe this expansion will enhance grid stability and facilitate the integration of renewable energy sources, addressing the increasing demand for sustainable energy solutions.

Grid Management Enhancement

By concentrating on specific areas requiring additional support, we aim to enhance grid management capabilities. We believe this effort will ensure a more reliable and efficient energy distribution network, minimizing disruptions and optimizing energy flow.

Technological Innovation

Bimergen Energy will actively pursue partnerships and acquisitions of cutting-edge technology solutions. We believe these initiatives will support grid balancing and green energy projects, allowing us to stay at the forefront of technological advancements in the energy sector. Our commitment to innovation is expected to drive the development of new technologies that support sustainable energy infrastructure.

Expansion of Service Offerings

We plan to broaden our portfolio of value-add services to meet the diverse needs of our potential global customer base. Our planned expanded service offerings will include product upgrades, performance analysis, risk management products, and software support. By leveraging data-driven insights from our extensive installation base, we believe these service offerings will provide tailored solutions that enhance operational efficiency and performance assurance for our customers.

Strategic Partnerships

Forming strategic alliances with leading technology groups and other investment companies is a cornerstone of our growth strategy. We believe these partnerships will enable us to maximize the output and efficiency of our BESS assets; and collaborative efforts in these partnerships will also facilitate the development and deployment of innovative solutions, enhancing the overall performance of our energy storage systems and driving mutual growth.

Acquisition of Proven Technologies

We will seek out and acquire proven technologies that complement our existing offerings. This approach is expected to ensure that we deliver state-of-the-art solutions to our potential customers, maintaining our competitive edge and reinforcing our commitment to technological excellence. Through these strategic initiatives, we believe Bimergen Energy is well-positioned to lead the energy industry’s transition to sustainable practices. Our comprehensive growth strategy is designed to drive innovation, achieve market presence, and create long-term value for our stakeholders, ensuring a brighter and more sustainable future for the global energy sector.

Seasonality of Business

There is no significant seasonality in our business.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. On the federal level, the General Energy Regulatory Commission (FERC) regulates battery energy storage systems (BESS). FERC regulates the sale of energy, capacity, and ancillary services at wholesale and the transmission of electricity in interstate commerce pursuant to its authority under the Federal Power Act. FERC has authority over the rates, charges and other terms for the sale of electricity at wholesale by entities that own or operate projects subject to FERC jurisdiction, including both generation and battery storage projects, as well as for transmission services. In Texas, generating facilities within the footprint of the Electric Reliability Council of Texas (“ERCOT”) are regulated by the Public Utility Commission of Texas (the “PUCT”). The markets covering most of Texas (ERCOT) are not overseen by FERC and are not under FERC jurisdiction. We do not believe that these regulations will have a material impact on the way we currently conduct our business.

Recent History of the Company

Acquisition of Bitech Mining Corporation

The Company acquired Bitech Mining Corporation (“BTM”) on March 31, 2022 (the “Closing Date”) through a share exchange pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, BTM, each of BTM’s shareholders (each, a “Seller” and collectively, the “Sellers”), and Benjamin Tran, solely in his capacity as Sellers’ Representative (“Sellers’ Representative”). The transaction contemplated by the Share Exchange Agreement is hereinafter referred to as the “Share Exchange”). The Share Exchange Agreement provides that the Company will acquire from the Sellers, an aggregate of 673,659 shares of BTM’s Common Stock, par value $0.001 per share, representing 100% of the issued and outstanding shares of BTM (collectively, the “BTM Shares”). In consideration of the BTM Shares, the Company issued to the Sellers an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Each BTM Share shall be entitled to receive 0.09543 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall automatically convert into 0.385541 shares (an aggregate of approximately 3,469,867) of the Company’s Common Stock (the “Company Common Stock”) upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock so that there are a sufficient number of shares of Company Common Stock authorized but unissued to permit a full conversion of all the Series A Preferred Stock. Effective as of June 27, 2022, the Series A Preferred Stock automatically converted into 3,469,866 shares of Company Common Stock following the June 27, 2022 filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000 shares. Upon conversion of the Series A Preferred Stock, the Sellers held, in the aggregate, approximately 96% of the issued and outstanding shares of Company capital stock on a fully diluted basis.

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and BTM is considered the acquirer for accounting purposes. As a result of the Share Exchange and the change in our business and operations, a discussion of the past financial results of our predecessor, Spine Injury Solutions Inc., is not pertinent, and under applicable accounting principles, the historical financial results of BTM, the accounting acquirer, prior to the Share Exchange are considered our historical financial results.

Recent Developments

On January 28, 2025, Bitech Technologies Corporation, now known as Bimergen Energy Corporation (the “Registrant”), filed a Certificate of Amendment (the “Amendment”) to its Certificate to Incorporation, as amended (the “Charter”) to: (i) effect a reverse stock split of its common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1 post-split share for every 140 pre-split shares (the “Reverse Split”); and (ii) to change the name of the Registrant to Bimergen Energy Corporation (the “Name Change”).

On April 20, 2025 the Company’s wholly owned subsidiary, Emergen Energy, LLC, executed a definitive agreement with RelyEZ Energy Group to form a joint venture to develop, construct, and operate up to 2 GW of utility-scale battery-energy-storage projects (2- to 4-hour BESS) in the United States through 2027.

Capital commitments. RelyEZ has committed up to $50 million, including an initial $10 million funding within 10 days of closing. The Company will contribute up to $12.5 million on a pro-rata basis after the first $10 million from RelyEZ.

Ownership and economics. Until project refinancing, each project SPV will be owned 80 % by RelyEZ and 20 % by Emergen. After refinancing, the Company may repurchase RelyEZ’s interest at cost plus a 12 % annual return.

Initial projects. Four Texas projects totaling approximately 274 MW / 773 MWh (Redbird, Dos Rios, White Rock, and Oak Hill) are expected to reach notice-to-proceed (NTP) within six months of closing.

Status of accounting evaluation. This agreement was executed after December 31, 2024; therefore, no amounts related to the joint venture are reflected in the accompanying 2024 financial statements.

Employees

As of December 31, 2024, the Company currently employed a total of 6 individuals in executive or managerial positions. This includes three full-time employees and three contracted consultants who bring their expertise and experience to our team. To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or are subject to a collective bargaining agreement.

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

Settled Matters

Effective February 20, 2023, the Company, together with its wholly owned subsidiary Bitech Mining Corporation, entered into a Confidential Settlement, Mutual Release, and Share Transfer Agreement (the “C. Cao Settlement Agreement”) with C. Cao and SuperGreen (collectively, the “C. Cao Parties”). The C. Cao Settlement Agreement settled the Cao Lawsuit as to the C. Cao Parties. Pursuant to the C. Cao Settlement Agreement, the C. Cao Parties terminated the License Agreement and SuperGreen canceled 367,913 shares of the Company’s common stock, par value $0.001 per share issued by the Company to SuperGreen pursuant to the License Agreement. In addition, the parties to the C. Cao Settlement Agreement agreed to a mutual general release of liabilities against each other, refrain from making any disparaging remarks about each other and the Company’s filing a dismissal with prejudice of the Cao Lawsuit as to the C. Cao Parties

Effective October 7, 2024, the Company entered into a Confidential Settlement, Mutual Release, and Share Transfer Agreement (the “Thomason Settlement Agreement”) with Mr. Thomason. Pursuant to the Thomason Settlement Agreement, the Company canceled 18,396 shares of the Company’s common stock, par value $0.001 per share previously issued by the Company to Mr. Thomason. In addition, the parties to the Thomason Settlement Agreement agreed to a mutual general release of liabilities against each other, refrain from making any disparaging remarks about each other and the Company’s filing a dismissal with prejudice as to Mr. Thomason in the Cao State Court Lawsuit.

Unsettled Matters

On March 6, 2023, Michael Cao and Linh Dao filed a pro se Motion to Dismiss for Lack of Jurisdiction. On April 17, 2023, the court dismissed the Cao Lawsuit without prejudice due to a lack of subject matter jurisdiction. On April 18, 2023, the Company filed a complaint against Michael H. Cao, Linh T. Dao, B & B Investment and Cory Thomason in the Orange County California Superior Court containing substantially the same allegations included in the Cao Lawsuit (the “Cao State Court Lawsuit”). Mr. Thomason was dismissed from the Cao State Court Lawsuit on November 8, 2024. The Company continues to pursue the Cao State Court Lawsuit as to the remaining defendants in that case, namely Michael Cao, Linh Dao, and B&B Investment.

After serving Defendants Mr. Cao, Ms. Dao and B & B Investment on April 26, 2023, the Defendants (pro se) filed a Motion to Quash Service of Summons; Motion to Dismiss or Stay Complaint (the “B & B Motions”). In response, the Company filed a Motion to Strike B & B Investment’s motion (the “Motion to Strike”), Request for Sanctions in Amount of $2,400 and Request for Default as to B & B Investment because it is being impermissibly represented by Michael H. Cao who is engaging in the unauthorized practice of law as to a corporate entity. On October 13, 2023, the Court granted in part the Company’s unopposed Motion to Strike, striking the B & B Investment Motions and ordering B &B Investment to retain an attorney no later than October 27, 2023 or be subject to default because corporate entities are not permitted to appear in court without an attorney. The Court denied Mr. Cao’s Motion to Quash and took Linh Dao’s Motion to Quash off calendar, thus keeping all Defendants in the case. The Court ruled that Michael Cao already waived his rights to file such a motion by making a general appearance in the case and noted that Defendants failed to appear at the hearing. On or about October 27, 2023, the Company’s counsel received an initial communication from an attorney attaching responses to the Company’s complaint on behalf of Mr. Cao and B&B Investment. On November 27, 2023, Mr. Cao and B&B Investment filed a Demurrer to the Complaint and Motion to Strike Portions of the Complaint. On May 10, 2024, the court heard responses to the Company’s complaint and motions filed by Mr. Cao. The court sustained the demurrer to the first, second, fifth, and sixth causes of action, granting 30 days to amend. It overruled the demurrer to the third and fourth causes of action. The court also sustained the motion to strike paragraph 6 of the prayer for relief and granted the motion to strike punitive damages with leave to amend. A case management conference was set for August 19, 2024.

The Company filed a first amended complaint in the Cao State Court Lawsuit on June 7, 2024. On July 10, 2024, the counsel for Mr. Cao, B & B Investment, and Ms. Dao filed motions to be relieved, which the court granted on August 2, 2024. The case management conference was postponed to November 25, 2024. Defendants had until August 16, 2024 to file a response to the first amended complaint but failed to do so, leading to defaults being entered against them on August 23, 2024. The Company filed applications for default judgment against Mr. Cao, Ms. Dao and B & B Investment on November 8, 2024, that are pending review by the Court. On November 18, 2024, the Court vacated the case management conference and set an order to show cause hearing for April 28, 2025, and ordered the Company to submit a default judgment packet in advance of that date.

Current Status

Thus far, the Company has recovered 386,309 shares of the Company’s common stock from the C. Cao Settlement Agreement and the Thomason Settlement Agreement. The Company has not otherwise received any cash recovery to date. The Company is seeking return of the remaining 1,287,694 shares of the Company’s common stock through the default judgment sought against Mr. Cao, Ms. Dao and B & B Investment in the Cao State Court Lawsuit, as well as $29,309 in damages, prejudgment interest, and costs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record Holders

As of December 31, 2024 there were approximately 121 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

On February 13, 2023, the Company awarded an officer and director of the Company as compensation for service to the Company, an option to purchase 35,715 shares of the Company’s Common Stock at an exercise price of $3.50 per share which vested 80% on date of grant and 10% on January 1, 2024 and 10% on January 1, 2025.

On April 3, 2023, the Company awarded a director as Compensation for service to the Company as a director, an option to purchase 35,715 shares of the Company’s Common Stock at an exercise price of $4.20 per share which vested 50% of the date of grant and 50% on April 3, 2024.

On April 3, 2023, the Company awarded an officer and director of the Company as compensation for services to the Company an option to purchase 35,715 shares of the Company’s Common Stock at an exercise price of $4.20 per share which vested 50% on date of award on April 3, 2023 and 50% on April 3, 2024.

On November 27, 2023, the Company awarded a director as compensation for services to the Company as a director, 7,143 shares of restricted Common Stock which vested on December 31, 2023. The value of this award was $20,000.

On November 27, 2023, the Company awarded an Officer and director of 3,572 shares of restricted Common Stock which vested 100% on December 31, 2023. The value of this award was $10,000.

The Company issued 11,961 unregistered shares of its Common Stock valued at 58,221 during the year ended December 31, 2023 as payment for services provided to the Company.

During April, May and June, 2023, the Company sold 80,358 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($2.80 per share).

During August 2023 the Company sold 4,762 unregistered shares of its Common Stock to one private investor for $20,000 ($4.20 per share)

During October, November, and December 2023 the Company sold 38,393 unregistered shares of its Common Stock to three private investor for $167,500 ($4.20-$5.60 per share)

During the year ended December 31, 2024 the Company sold 64,337 unregistered shares of its Common Stock to eight private investors for an aggregate of $576,000 ($7.00 - $11.20 per share)

The Company issued 6,970 unregistered shares of its Common Stock valued at $79,209 during the year ended December 31, 2024 as payment for services provided to the Company.

The Company issued 14,286 of restricted securities awards valued at $120,000 ($8.40 per share) during January 2024 and recorded $30,000 as stock compensation expense in the quarter ended March 31, 2024 as payment for services provided by two employees of the Company. Services were cancelled as of December 2024 and 10,715 restricted common shares were cancelled.

The Company issued 17,143 of restricted securities awards valued at $192,000 ($11.20 per share) on July 1, 2024 and recorded $72,000 as stock compensation expense in the year ended December 31, 2024 as payment for services provided by the consultant of the Company. The remaining will vest quarterly through April 2026.

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

Equity Compensation Plan Information

As of December 31, 2024, we do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bimergen Energy Corporation (the “Company,” “Bimergen Energy,” “our” or “we”) is for the years ended December 31, 2024 and 2023. It is supplemental to, and should be read in conjunction with, our financial statements for the period January 8, 2021 (inception) through December 31, 2024 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Overview of the Business

We are a renewable energy project developer dedicated to enabling the clean energy transition and providing critical grid stability via solutions across a range of applications through our portfolio of utility-scale Battery Energy Storage System (BESS) and solar development projects. In April 2024, we acquired a portfolio of development-stage BESS and solar energy projects from Emergen Energy LLC (“Emergen”), making us the project owner of 23 development stage utility-scale BESS projects with an estimated cumulative storage capacity of 1.965 gigawatts (GW) and 13 development stage solar energy projects with an anticipated cumulative generation capacity of 1.640 GW (collectively, the “Development Projects”) once constructed and operational.

Our primary business objective is to become a grid-balancing operator by developing, commercializing, and operating a diversified portfolio of BESS and solar energy projects. We aim to leverage by partnering with advanced BESS technologies and Energy Management Systems (EMS) to address the critical challenges associated with the integration of renewable energy into the electrical grid, particularly the imbalance between energy supply and demand caused by the intermittent nature of solar and wind resources. This approach aligns with the increasing demand for grid stability in regions with high penetration of renewable energy, where imbalances between peak solar generation and peak energy demand create revenue opportunities through energy storage and dispatch. We plan to store excess energy generated during periods of low demand and dispatch it during peak demand periods, thereby enhancing grid stability and efficiency. Upon reaching commercial operation, we hope to play a key role in stabilizing grid demand and supporting renewable energy integration through energy arbitrage and ancillary services.

Core Business in Battery Energy Storage Systems (BESS)

Our core business is anchored in the development and operation of BESS projects, which are strategically designed to mitigate the energy imbalances and power deficits observed in markets with substantial solar and wind energy generation. This event, often depicted by the grid balancing, highlights the timing mismatch between peak renewable energy generation and peak electricity demand. As renewable energy production peaks during daylight hours and declines in the evening when energy demand is highest, supplemental energy supply sources become increasingly critical. Our BESS projects are positioned to address this imbalance by storing surplus energy during periods of low demand and releasing it during high-demand periods, capturing value from daily price fluctuations. By purchasing and storing energy during low-cost, high-supply hours and selling it during high-demand periods when prices are at their peak, known as energy arbitrage trading, our BESS systems will provide critical support to compensate for the lack of supply from the current outdated energy grid infrastructure.

In addition to energy arbitrage, our BESS assets are positioned to provide essential grid services, including frequency regulation, voltage support, and emergency backup during grid outages. Frequency regulation refers to the rapid response to changes in grid frequency, maintaining stability and preventing potential grid failures. Voltage control enhances the quality and reliability of power supplied to consumers. The rapid response capabilities also maintain stability for key infrastructure during outages via immediate response to fluctuations in voltage and frequency. By reducing demand imbalances at peak times, known as peak shaving, we hope to flatten the energy demand and lower electricity costs for consumers. By integrating advanced EMS controls, we aim to optimize the dispatch timing and increase the overall economic value of stored energy, delivering both reliable performance efficient operation in dynamic market conditions. Our systems will enable more flexible and adaptive grid operations, accommodating dynamic energy flows and diverse generation sources. These ancillary services both relieve grid stress, offer additional potential revenue streams, and maximize likelihood of punctual project development within budget and ensure product quality standards. We believe we well- positioned to leverage our existing relationships to secure multi-year customer contracts prior to project construction and integrate cutting-edge battery technologies as they are developed into future developments. Our systems will also be capable of deferred infrastructure upgrades, which reduce the need for expensive grid infrastructure upgrades by efficiently managing local supply and demand.

We expect our BESS projects to be located alongside traditional power transmission lines or near large offtakers with high energy demands, enhancing grid stability and reducing energy costs. These locations are suitable for battery storage facilities of approximately thirty acres and undergo environmental studies and assessments to ensure feasibility. While the letters of intent the Company has entered into or negotiated for these projects are for specific locations, the Company’s development plans are not dependent on the landowner or address, but, rather, are county based. The Company believes it could adjust its plans to find a similar, suitable location if it is unable to negotiate a definitive agreement to develop a project with the landowner.

We maintain strong relationships with tier-one battery and equipment suppliers, utilities, and power purchasers to optimize transmission efficiency and lower consumer costs. We believe these partnerships may also help us secure regulatory support, ensure timely project development within budget, and uphold high product quality standards. Our strategic position allows us to secure multi-year customer contracts before project construction and integrate emerging battery technologies into future developments. Additionally, our systems are designed to enable deferred infrastructure upgrades, reducing the need for costly grid enhancements by efficiently managing local supply and demand.

Development Projects and Operational Progress

Our portfolio of Development Projects includes approximately 3.6 GW of alternating current (GWAC) power capacity across various regions served by Independent System Operators (ISOs) such as ERCOT, WECC, PJM, and MISO. These regions have been selected strategically based on favorable market conditions, grid infrastructure, and regulatory environments conducive to renewable energy integration. In connection with the Emergen transaction, we have secured rights to comprehensive “Work Product” Intangible assets essential for project development, including but not limited to: feasibility studies determining capacity and compatibility, establishing a production model of the project parameters, identifying any curtailment for the project, power flow site verification and substation identification, permitting and regulatory compliance documentation, engineering designs, equipment procurement plans, site preparation guidelines, and noting project specific challenges.

Subsequent to positive feasibility studies is the process of legal formation, analyzing and negotiating site control/surface and materials, and identifying engineering requirements for construction, identifying and negotiating interconnection to the grid, identifying tax abatements, and identifying permitting and study requirements, and noting additional project specific challenges. These assets provide a robust foundation for advancing our projects through the development lifecycle efficiently and effectively. We are in the process of negotiating grid interconnection agreements, ensuring compliance with applicable grid codes and standards, registering our projects for market participation, and coordinating with ISOs to align dispatch and grid service requirements. In addition, we are actively engaging with these ISOs to address cybersecurity compliance and to develop comprehensive monitoring and reporting frameworks, which are essential for maintaining operational integrity and grid support.

Our Redbird and Wildfire projects are currently the most advanced within our portfolio and are ready to proceed to the financing and construction phases. We are actively pursuing project-level debt and equity financing to fund the construction and/or operationalization of these projects. Upon securing financing, of which there can be no assurance we will be able to do so or do so on terms favorable to us, we intend to execute binding agreements with key counterparties, initiate site preparation activities, and commence construction in accordance with our development timelines. As part of the rights to the Work Product and continued development, we identify and negotiate with the appropriate counterparts in the specific project, but do not enter into binding contracts until specific project financing is obtained so as to not create liabilities before project financing is secured. We recognize the importance of managing risks associated with project development, including regulatory, technical, financial, and market risks. Our approach involves conducting thorough feasibility studies, engaging in proactive stakeholder consultations, and maintaining flexibility in project planning. We do not enter into binding contracts related to site control, equipment procurement, or construction until project-specific financing is secured, mitigating financial exposure. The next steps for these projects will include executing contracts with key counterparties, purchasing equipment, and initiating the construction process. Our current project pipeline consists of multiple BESS initiatives, with an estimated development timeline spanning eight to nine years. The Redbird and Wildfire projects are prioritized, as they are closest to a ready-to-build status. The current progress of our portfolio of 23 BESS projects and 13 Solar Projects are included in the table below:

Emergen Energy LLC BESS Projects:

Projects (2) (3) (4) (5) (6) (11)	County	State	Zone	BESS (MWac)	BESS (MWhr)	Site Control	Estimated Permitting Complete (9)	Estimated Cost of Project (10)	Development Fees
Redbird BESS (1)	Fort Bend	TX	ERCOT-Houston	100	400	LOI (7)	65%	$160,000,000	$3,500,000
Wildfire BESS (1)	Caldwell	TX	ERCOT-South	100	400	LOI (7)	45%	$160,000,000	$3,500,000
Friendship	Llano	TX	ERCOT/West	60	240	LOI (7)	35%	$100,000,000	$2,100,000
Lady Bird	Llano	TX	ERCOT/West	60	240	LOI (7)	35%	$100,000,000	$2,100,000
Longhorn	Llano	TX	ERCOT/West	60	240	LOI (7)	35%	$100,000,000	$2,100,000
Pecan	Llano	TX	ERCOT/West	60	240	LOI (7)	35%	$100,000,000	$2,100,000
Prickly Pear	Llano	TX	ERCOT/West	60	240	LOI (7)	35%	$100,000,000	$2,100,000
Yellow Rose	Llano	TX	ERCOT/West	60	240	LOI (7)	35%	$100,000,000	$2,100,000
Bright Light	Llano	TX	ERCOT/West	60	240	LOI (7)	35%	$100,000,000	$2,100,000
TPLT 1-10 BESS	El Paso	TX	ERCOT/West	100	400	(8)	25%	$160,000,000	$2,100,000
WR Ranch TX BESS 1	El Paso	TX	ERCOT/North	120	480	(8)	25%	$185,000,000	$2,100,000
TOTAL				840	3,360

TPL EPE	El Paso	TX	WECC	25	100	(8)	25%	$55,000,000	$875,000
X-One Solar Ranch 1	Mohave	AZ	WECC	100	400	(8)	25%	$160,000,000	$3,500,000
Dunton Ranch 1	Mohave	AZ	WECC	100	400	(8)	25%	$160,000,000	$3,500,000
Aldahra Farm 1	Maricopa	AZ	WECC	100	400	(8)	25%	$160,000,000	$3,500,000
Aldahra Farm 2	Maricopa	AZ	WECC	100	400	(8)	25%	$160,000,000	$3,500,000
TOTAL				425	1,700

BL PJM BESS 1	Smyth	VA	PJM	50	200	(8)	25%	$90,000,000	$1,750,000
BL PJM BESS 2	Huntingdon	PA	PJM	50	200	(8)	25%	$90,000,000	$1,750,000
TOTAL				100	400

Gibbs Ranch BESS 1	DeSoto Parish	LA	MISO	120	480	(8)	25%	$185,000,000	$4,200,000
Gibbs Ranch BESS 2	DeSoto Parish	LA	MISO	120	480	(8)	25%	$185,000,000	$4,200,000
TG BESS 1	DeSoto Parish	LA	MISO	120	480	(8)	25%	$185,000,000	$4,200,000
TG BESS 2	DeSoto Parish	LA	MISO	120	480	(8)	25%	$185,000,000	$4,200,000
Neighbors BESS 1	DeSoto Parish	LA	MISO	120	480	(8)	25%	$185,000,000	$4,200,000
TOTAL				600	2,400
TOTAL MWac				1,965	7,860			$3,165,000,000	$68,775,000

(1)	At 15% Engineering complete with 30% attainable in 45 days. At Project Financing, Engineering will be with third party contractor.
(2)	Battery and connection component procurement is expected to be 6 to 9 months after funding has been secured
(3)	Project Construction is expected to be 2-3 months, after funding is secured and battery and connection procurement arrives on site.
(4)	No Project Financing is currently secured for these projects and no milestone will be achieved until financing is secured.
(5)	No contractual arrangements have been executed with third parties to construct.
(6)	No contractual arrangements have been executed with customers.
(7)	Letter of Intent (LOI) for land lease originally executed but expired.
(8)	Pre-LOI for land lease
(9)	Permitting and/or no permit required letter is estimated to be complete 90 - 150 days after funding is secured for the project. This includes This includes Jurisdictional Waters of U.S. Delineation, Protected Species Habitat Assessment, Cultural Resources Review & Consultation, FAA Filing, Approved Jurisdictional Determination Request, Wildlife Agency Consultation, Bird and Wildlife Conservation Strategy, Unanticipated Discovery Plan (UDP), Final Interconnection Permit.
(10)	The main components of the Estimated cost of the Project are (a) 75% Purchased Equipment including but not limited to batteries and electrical interconnections, (b) 17% construction costs and labor for system set up, (c) 6% project financing costs and fees and (d) 2% milestone development fees.
(11)	We are targeting obtaining financing for 2 to 3 projects each fiscal year depending on respective project capital needs. Redbird and Wildfire projects are anticipated to be the first to be financed given they are closest to a ready to build status. We will be maintaining and moving forward the development status of the projects not yet funded by managing the various aspects of the project as required. Funding is initially being sought from tier one lenders and alternative financing institutions currently funding renewable energy projects. We currently are focusing our efforts on the BESS projects for financing and operations and with the current project profile expect to have an 8 to 9 year pipeline of existing BESS projects. If for any reason a project is not developed or constructed due to lack of funding we will either sell the project in its current development stage, partner with another group on that specific BESS project or close down the project if it is no longer seen to be a viable project.

Emergen Energy LLC Solar Projects:

Solar Projects (1) (2) (3) (4) (5) (6) (11)	County	State	Zone	Solar Mwac	Site Control	Estimated Permitting Complete (9)	Estimated Cost of Project (10)	Development Fees
Redbird Solar	Fort Bend	TX	ERCOT-Houston	100	LOI (7)	10%	$125,000,000	$3,500,000
Friendship	Llano	TX	ERCOT/ West	120	LOI (7)	15%	$150,000,000	$4,200,000
Lady Bird	Llano	TX	ERCOT/ West	120	LOI (7)	15%	$150,000,000	$4,200,000
Longhorn	Llano	TX	ERCOT/ West	120	LOI (7)	15%	$150,000,000	$4,200,000
Pecan	Llano	TX	ERCOT/ West	120	LOI (7)	15%	$150,000,000	$4,200,000
Prickly Pear	Llano	TX	ERCOT/ West	120	LOI (7)	15%	$150,000,000	$4,200,000
Yellow Rose	Llano	TX	ERCOT/ West	120	LOI (7)	15%	$150,000,000	$4,200,000
Bright Light	Llano	TX	ERCOT/ West	120	LOI (7)	15%	$150,000,000	$4,200,000
TPL EPE Solar	El Paso	TX	WECC	50	(8)	10%	$63,000,000	$1,750,000
X-One Solar Ranch 3	Mohave	AZ	WECC	75	(8)	10%	$94,000,000	$2,625,000
X-One Solar Ranch 4	Mohave	AZ	WECC	75	(8)	10%	$94,000,000	$2,625,000
Aldahra Farm 1 Solar	Maricopa	AZ	WECC	250	(8)	10%	$315,000,000	$8,750,000
Aldahra Farm 2 Solar	Maricopa	AZ	WECC	250	(8)	10%	$315,000,000	$8,750,000
TOTAL MWac				1,640			$2,056,000,000	$57,400,000

(1)	Minimal Engineering complete with 30% attainable in 180 days. At Project Financing, Engineering would be with third party contractor.
(2)	Battery and connection component procurement is expected to be 6 to 9 months after funding has been secured
(3)	Project Construction is expected to be 2-3 months, after funding is secured and battery and connection procurement arrives on site.
(4)	No Project Financing is currently secured for these projects and no milestone will be achieved until financing is secured.
(5)	No contractual arrangements have been executed with third parties to construct.
(6)	No contractual arrangements have been executed with customers.
(7)	Letter of Intent (LOI) for land lease originally executed but expired.
(8)	Pre-LOI for land lease
(9)	Permitting and/or no permit required letter is estimated to be complete 90 - 150 days after funding is secured for the project. This includes This includes Jurisdictional Waters of U.S. Delineation, Protected Species Habitat Assessment, Cultural Resources Review & Consultation, FAA Filing, Approved Jurisdictional Determination Request, Wildlife Agency Consultation, Bird and Wildlife Conservation Strategy, Unanticipated Discovery Plan (UDP), Final Interconnection Permit.
(10)	The main components of the Estimated cost of the Project are (a) 60% Purchased Equipment including but not limited to solar panels and electrical interconnections, (b) 32% construction costs and labor for system set up, (c) 6% project financing costs and fees and (d) 2% milestone development fees.
(11)	We are focusing our project financing efforts on our BESS projects. We will be maintaining and moving forward the development status of the Solar projects by managing the various aspects of the project as required with minimal capital requirement. If for any reason a project is not developed or constructed due to lack of funding we will either sell the project in its current development stage, partner with another group on that specific solar project or close down the project if no longer seen to be a viable project

Corporate History

Bimergen Energy Corporation was incorporated under the laws of Delaware on March 4, 1998. The Company acquired Bitech Mining Corporation (“BTM”) on March 31, 2022 pursuant to a Share Exchange Agreement. Pursuant to the Share Exchange Agreement we acquired an aggregate of 673,659 shares of BTM’s common stock representing 100% of the issued and outstanding shares of BTM in exchange for an aggregate of 9,000,000 shares of the Company’s newly authorized Series A Convertible Preferred Stock. Effective June 27, 2022, each share of Series A Preferred Stock automatically converted into 0.385541 shares (an aggregate of 3,469,866 shares) of the Company’s Common Stock upon filing of an amendment to its Certificate of Incorporation increasing the number of the Company’s authorized common stock to 1,000,000,000. Upon conversion of the Series A Preferred Stock, the former share owners of BTM held, in the aggregate, approximately 96% of the issued and outstanding shares of the Company’s capital stock on a fully diluted basis.

The Share Exchange was treated as a recapitalization and reverse acquisition for financial reporting purposes, and BTM is considered the acquirer for accounting purposes. As a result of the Share Exchange and the change in our business and operations, a discussion of the past financial results of our predecessor, Spine Injury Solutions Inc., is not pertinent, and under applicable accounting principles, the historical financial results of BTM, the accounting acquirer, prior to the Share Exchange are considered our historical financial results. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on April 29, 2022 to change its name to Bitech Technologies Corporation. On January 28, 2025, the Company filed a Certificate of Amendment to its Certificate to Incorporation to: (i) effect a reverse stock split of its common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1 post-split share for every 140 pre-split shares; and (ii) to change the name of the Company to Bimergen Energy Corporation.

On April 24, 2024 (the “Closing”) the Company completed the acquisition of Emergen in accordance with the MIPA whereby the Company issued 1,587,300 unregistered shares of its common stock to Emergen’s sole member, C&C Johnson Holdings LLC (“C&C”) in exchange for 100% of Emergen’s equity interests. C&C is controlled by Cole Johnson who became our President and a director following the Closing as well as the President of the Company’s BESS and Solar Divisions. In addition, Emergen became a wholly-owned subsidiary of the Company with C&C’s owning approximately 31.3% of the Company’s issued and outstanding shares of the Company’s capital stock.

Emergen holds a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 1.640 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). The Company agreed that following the Closing, the Company would take all commercially reasonable steps necessary to uplist the Company to the NASDAQ stock exchange. The Company’s uplist to NASDAQ in connection with the consummation of the offering contemplated in this prospectus will satisfy the terms set forth in the Closing.

In December 2023, Bimergen received an initial purchase order from a strategic customer to implement a Building Energy Management System (BEMS) Virtual Power Plant (VPP) Program designed to save electricity for approximately 4,000 multi-dwelling units (MDUs). This customer is working with PJM, a Regional Transmission Organization (RTO) that coordinates the movement of wholesale electricity in the District of Columbia in the U.S. and all or parts of 13 states including Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia. We believe that our BEMS solutions can benefit building owners who get paid by RTOs for energy saving bonuses, which is in alignment with federal reward programs initiated by the U.S. Department of Energy (DoE). Our real time BEMS solutions are being designed to reduce energy consumption and enhance personalized temperature control options and comfort levels for tenants living in these MDUs. As of the date of this filing, the customer has yet to make the payment for us to commence production on this project and there has been no update since receipt of the purchase order.

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

Payment for Service. The Issuer agreed to pay Energy Independent Partners the following fees for providing the Services:

BESS Development Fees. In consideration of the provision of the Services related to the BESS Development Projects, and subject to the terms and conditions herein, during the Term, Bitech shall pay EIP the following amounts per BESS Development Project: $0.035 per W for each applicable BESS Development Project, subject to such BESS Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“BESS Development Fees”). Currently, the Company is focusing on developing the BESS projects and the total fees related to all 23 of the BESS projects would be the $0.035 per watt multiplied by the estimated capacity 1.965 GW (1,965,000,000 watts) or approximately $69 million.

Solar Development Fees. In consideration of the provision of the Services related to the Solar Development Projects, and subject to the terms and conditions herein, during the Term, Bitech shall pay EIP the following amounts per Solar Development Project: $0.035 per W for each applicable Solar Development Project, subject to such Solar Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“Solar Development Fees”). The Solar projects still in the Emergen portfolio have an estimated capacity of 1.640 GW and would have Solar Development Fees of approximately $57 million if developed.

If any Development Projects pursuant to the Agreement are sold by Emergen to a third-party then EIP would be due the greater of: (i) any unpaid project’s specific BESS Development Fees or Solar Development Fees defined in the PMSA agreement; or (ii) 62.5% of the proceeds less any project specific BESS Development Fees or Solar Development Fees paid previously.

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

Timing of Payment of Fees

The BESS Development Fees shall be due and payable upon (i) Bitech, or any of its Affiliates, receiving project financing directly related to and collateralized by BESS Projects, this specifically excludes any general public or private offerings by Bitech not directly related to financing a BESS Project, and (ii) when a BESS Project’s financing funding terms is sufficient to pay the project specific Development Fees. EIP will be paid on the same timing as the funding terms. For example: if the terms for development fees are 50% at acceptance, 40% RTB and 10% at COD then EIP will be paid as the project development fees are funded.

These fees will be recorded as liabilities once the above contingencies and milestones are met, the most important being that of appropriate project financing enabling payment of these fees.

Acceleration of Payment Clause: Within ninety (90) days (i) of the effective date of a Change of Control or (ii) the removal of Cole W. Johnson as an employee or consultant to Emergen and/or the head of the BESS and Solar Division of Bimergen Energy, any remaining BESS Initial Fee and Solar Initial Fee shall become due and payable. A “Change of Control” shall be deemed to have occurred if, after the Effective Date, (x) the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of securities representing more than 50% of the combined voting power of the Company is acquired by any “person” as defined in sections 13(d) and 14(d) of the Exchange Act (other than the Company, any subsidiary of the Company, or any trustee or other fiduciary holding securities under an employee benefit plan of the Company); (y) the merger or consolidation of the Company with or into another corporation where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) in substantially the same proportion as their ownership of the Company immediately prior to such merger or consolidation; or (z) the sale or other disposition of all or substantially all of the Company’s assets to an entity, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by shareholders of the Company, immediately prior to the sale or disposition, in substantially the same proportion as their ownership of the Company immediately prior to such sale or disposition.

If any Development Projects pursuant to the Agreement are sold by Emergen to a third-party then EIP would be due the greater of: (i) any unpaid project’s specific BESS Development Fees or Solar Development Fees defined in Section 2.06; or (ii) 62.5% of the proceeds less any project specific BESS Development Fees or Solar Development Fees paid previously.

The timing and other requirements for the payment of Other Development Fees shall be as agreed in writing by the parties to the PMSA via an addendum to the PMSA prior to the parties undertaking such Other Development Projects.

Subject to the terms and conditions of the PMSA, in addition to the other requirements therein, payment of the BESS Development Fees, the Solar Development Fees and any Other Development Fees is further contingent upon Cole W. Johnson (a) remaining an employee or consultant to Emergen and/or the head of the BESS and Solar Division of the Company and/or (b) as an interest owner in the Energy Independent Partners during the period of time in which the applicable BESS Development Fees, the Solar Development Fees or Other Development Fees are payable. Subject to the foregoing, the BESS Development Fees, the Solar Development Fees or Other Development Fees are payable within ten (10) days of satisfaction of the conditions to payment as discussed above.

Payment for Sale of Development Projects. In the event the Company decides not to proceed with any Development Project(s), the Company may elect to sell such Development Project(s) to one or more third parties. In such event, the Company and Energy Independent Partners agree to a sales price for the applicable Development Project being sold, and provided that the parties to the PMSA agree that any sale agreement for such Development Projects shall provide that the buyer thereof shall remain obligated to pay to Energy Independent Partners the BESS Development Fees and/or the Solar Development Fee(s), as applicable, to the extent not already paid by the Company hereunder, unless otherwise agreed upon by the Company and Energy Independent Partners.

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

Comparison of the years ended December 31, 2024 and 2023.

We have generated no revenues from our primary business for the year ended December 31, 2024 and 2023.

During the year ended December 31, 2024, we incurred $2,758,731 of general and administrative expenses compared to $927,726 for the same period in 2023. General and administrative expenses have increased during 2024 compared to 2023 as the Company began operations related to Emergen (acquired April 2024, it’s BESS operation.)

During the year ended December 31, 2024, a significant portion of general and administrative expenses was $1,246,182 of stock compensation expenses compared to $378,559 for the same period in 2023. Stock compensation expenses are related to stock awards and stock option valuation over the life of the option.

As a result of the foregoing, we had net loss of ($2,757,687) for the year ended December 31, 2024, compared to a net loss of ($920,418) for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had total current liabilities of $1,756,985 and $35,229, respectively, and current assets of $1,028,877 and $163,417, respectively, to meet our current obligations. As of December 31, 2024, we had working capital of ($728,108), a decrease of working capital of ($856,296) as compared to December 31, 2023, driven primarily by an increase deferred revenues, accounts payable and accrued expenses.

For the year ended December 31, 2024, cash used in operations was ($349,833) which primarily included the net loss of ($2,757,687) partially offset by $1,246,182 related to stock compensation expense, the issuance of common stock for services of $79,209 and $943,500 increase in deferred revenue.

The Company received and recorded as deferred revenue a $943,500 deposit payment from the Project Sale Agreement with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects. The total amount to be received by Emergen for the projects sold to Bridgelink is expected to be $19,400,000 unless certain of the projects are returned without development to the payment milestones. We have paid EIP $250,000 during 2024 related to the $943,500 deposit and owe an additional $339,688 currently recorded in due to related party. EIP will be due 62.5% of the proceeds received related to the Project Sale Agreement. If the remaining $18.5 million is received from the ultimate purchaser via Bridgelink we will owe EIP $11.5 million for their portion per the agreement.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of December 31, 2024, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses in connection with our efforts to become a provider of a suite of green energy solutions and to fund the development projects. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations and pursue these opportunities and projects within the green energy industry depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the year ended December 31, 2024.

Critical Accounting   Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to accrued research and development costs and stock-based compensation expense. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

Although our significant accounting policies are described in more detail in Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting estimates are those most critical to the judgments and estimates used in the preparation of our financial statements.

Stock Options

We measure stock-based option awards made to employees and non-employees based on the estimated fair value of the awards as of the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield.

Fair Value of Common Stock — The fair market value of our common stock is based on its closing price on the OTC Listing as reported on the date of the stock option grant.

Expected Volatility — Expected volatility is estimated by studying the volatility of the prices of shares of common stock of comparable public companies for similar terms. We will continue to apply this process until enough historical information regarding the volatility of our stock price becomes available.

Expected Term — Expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury zero-coupon bonds issued in effect at the time of grant for periods corresponding with the expected term of the option.

Expected Dividend — The Black-Scholes valuation model calls for a single expected dividend yield as an input. To date, we have not declared or paid any dividends and we do not expect to declare or pay any dividends in the future.

Income Tax Expense (Benefit)

We have not made a provision for income taxes in 2024 or 2023, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2024 and 2023 are attached hereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bimergen Energy Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bimergen Energy Corporation (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years then ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, therefore, the Company has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Accounting for the Acquisition of Emergen and Related Project Management Services Agreement

As described in Note 6 to the consolidated financial statements, in April 2024, the Company completed the acquisition of Emergen Energy LLC (“Emergen”) pursuant to a Membership Interest Purchase Agreement (“MIPA”), and entered into a Project Management Services Agreement (“PMSA”) with Energy Independent Partners LLC (“EIP”), an entity owned by a newly appointed executive of the Company. The acquisition involved the transfer of development-stage renewable energy projects, and the PMSA established a framework for future development fee payments to EIP based on project milestones and third-party financing.

The Company determined that the acquisition of Emergen did not constitute a business under ASC 805 and was accounted for as an asset acquisition. The Company further concluded that the development fee payments under the PMSA did not represent contingent consideration, but rather future compensation for services to be rendered, and were therefore excluded from the purchase price allocation.

We identified the accounting for the acquisition of Emergen and the PMSA as a critical audit matter due to the complex and judgmental nature of evaluating (i) whether the transaction met the definition of a business under ASC 805, (ii) whether the PMSA represented a separate arrangement for future services or was in-substance deferred purchase price (i.e., contingent consideration), and (iii) the implications of the Second Amendment to the PMSA executed in 2025 but made effective as of 2024. These matters required a high degree of auditor judgment and the involvement of professionals with specialized skills and knowledge in technical accounting.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting for the acquisition of Emergen and the PMSA included the following:

●	We obtained and read the MIPA, the PMSA, and subsequent amendments to assess the nature of the rights transferred and the obligations created.
●	We evaluated the Company’s accounting policy for business combinations and asset acquisitions.
●	We assessed the Company’s conclusions regarding whether the development fee arrangements met the definition of contingent consideration under ASC 805 or executory service arrangements under other applicable guidance.
●	We reviewed the legal opinion obtained by the Company regarding the enforceability and retroactive effect of the PMSA amendment, and confirmed the intent of the parties through direct correspondence with the counterparty to the PMSA.
●	We assessed the adequacy of the Company’s related disclosures in the financial statements.

We have served as the Company’s auditor since 2025.

/s/ Ramirez Jimenez International CPAs
Irvine, California
May 30, 2025

BIMERGEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$156,087	$152,417
Deferred offering costs	222,497	-
Prepaid expenses and other current assets	650,293	11,000

Total current assets	1,028,877	163,417

Intangible assets	22,222,200	-

Total assets	$23,251,077	$163,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	273,482	35,229
Accounts payable and accrued liabilities – related parties	540,003	-
Deferred revenue	943,500	-

Total current liabilities	1,756,985	35,229

Commitments and Contingencies (See Notes 7 and 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 5,121,384 and 3,460,459 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	5,121	3,460
Additional paid-in capital	26,263,670	2,141,740
Accumulated deficit	(4,774,699)	(2,017,012)

Total stockholders’ equity	21,494,092	128,188

Total liabilities and stockholders’ equity	$23,251,077	$163,417

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2024	For the Year ended December 31, 2023

REVENUE	$-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General & Administrative	2,758,731	927,726
Total Operating Expenses	2,758,731	927,726

LOSS FROM OPERATIONS	(2,758,731)	(927,726)

OTHER INCOME (EXPENSE)
Interest and Other Income	1,044	7,308

Total Other Income (Expense)	1,044	7,308

LOSS BEFORE INCOME TAXES	(2,757,687)	(920,418)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(2,757,687)	$(920,418)

BASIC AND DILUTED LOSS PER SHARE	$(0.54)	$(0.20)

WEIGHTED AVERAGE SHARES	5,144,443	4,603,066

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2022	3,682,185	$3,682	-	$-	$1,292,238	$(1,096,594)	$199,326

Common Stock for Services	11,961	12			58,209		58,221
Stock Option Compensation					348,559		348,559
Restricted Stock Awards	10,715	11			29,989		30,000
Cancelled Stock from SuperGreen	(367,913)	(368)			368		-
Sale of Common Stock	123,512	124			412,376		412,500

Net loss	-	-	-		-	(920,418)	(920,418)

Balances, December 31, 2023	3,460,459	$3,460	-	$-	$2,141,740	$(2,017,012)	$128,188

Common Stock for Services	6,970	7			79,202		79,209
Stock Based Compensation	20,715	21			1,246,161		1,246,182
Sale of Common Stock	64,337	64			575,936		576,000
Common Stock issued for Emergen Energy, LLC	1,587,300	1,587			22,220,613		22,222,200
Cancelled Stock from Litigation Settlement	(18,396)	(18)			18		-

Net loss						(2,757,687)	(2,757,687)

Balances, December 31, 2024	5,121,384	$5,121	-	$-	$26,263,670	$(4,774,699)	$21,494,092

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,757,687)	$(920,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock issued for services	79,209	58,221
Stock Compensation Expense	1,246,182	378,559

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(639,294)	2,000
Deferred revenue	943,500	-
Accounts payable and accrued liabilities	238,254	23,832
Accounts payable and accrued liabilities – Related Parties	540,003	-

Net cash used in operating activities	(349,833)	(457,806)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	576,000	412,500
Deferred Offering Costs	(222,497)	-

Net cash provided by (used in) financing activities	353,503	412,500

Net increase (decrease) in cash and cash equivalents	3,670	(45,306)
Cash and cash equivalents at beginning of period	152,417	197,723

Cash and cash equivalents at end of period	$156,087	$152,417

Supplemental disclosure of non-cash Investing and Financing Activities:
Common Stock cancelled related to litigation settlement agreement – 18,396 Common Shares	18	-
Common Stock issued in exchange for 100% equity interest in Emergen Energy LLC – 1,587,300 Common Shares	22,222,200	-

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND GOING CONCERN

Bimergen Energy Corporation (the “Company”, “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. In connection with the Company’s planned expansion of its business following the completion of the acquisition of Bitech Mining Corporation, a Wyoming corporation (“BTM”), it filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware on April 29, 2022 to change its corporate name to Bitech Technologies Corporation. On January 28, 2025, the Company filed a Certificate of Amendment to its Certificate to Incorporation to: (i) effect a reverse stock split of its common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1 post-split share for every 140 pre-split shares; and (ii) to change the name of the Company to Bimergen Energy Corporation.

In April 2024, the Company acquired a portfolio of development-stage Battery Energy Storage System (BESS) and solar energy projects from Emergen Energy LLC (“Emergen”). The acquired portfolio includes 23 utility-scale BESS projects with an estimated cumulative storage capacity of 1.965 gigawatts (GW) and 13 utility-scale solar energy projects with an anticipated cumulative generation capacity of 1.640 GW (collectively, the “Development Projects”), subject to completion of development, construction, and interconnection milestones. The Company became the sole project owner upon acquisition.

As of the date of this filing, the Development Projects are in various stages of development and have not yet achieved commercial operation. The Company expects that certain BESS projects may be colocated with solar projects, depending on site configuration and permitting.

Reverse Stock Split

On February 3, 2025, the Company’s shareholders approved and the Company effected a reverse stock split of the shares of common stock at a ratio of 1-for-140 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, restricted stock awards, and options to purchase common stock, share data, per share data, and related information contained in the financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Going Concern

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, negative cash flows from operations, and is dependent on additional financing to fund operations. We incurred a net loss of approximately $2.8 million and $0.9 million for the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company had cash and cash equivalents of approximately $0.2 million and an accumulated deficit of approximately $4.8 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company will need additional funding to sustain operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s operations and business activities and working capital needs. Management’s plans include attempting to secure additional required funding through equity or debt financings if available, seeking to enter into one or more strategic agreements regarding, or sales of development rights. There is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any references in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying consolidated financial statements include the accounts of Bimergen Energy Corporation. and its wholly owned subsidiary, Emergen Energy, LLC. All significant intercompany transactions have been eliminated upon consolidation.

Revenue recognition

Revenue is recognized pursuant to ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606). Accordingly, revenue is recognized at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This principle is applied using the following 5-step process:

1.	Identify the contract with the customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) each performance obligation is satisfied.

We determined the appropriate method by which we recognize revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with its customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract’s transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract and each performance obligation is valued based on its estimated relative standalone selling price.

We recognize the majority of its revenue at a point in time when it satisfies a performance obligation and transfers control of the product to the respective customer. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as allowances for estimated customer discounts or concessions, where applicable. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to variable consideration, stock-based compensation, valuation of deferred tax assets and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Development Project Sale Revenue Recognition

The Company has entered into agreements with third parties for the sale of solar development projects. These agreements may include an upfront, nonrefundable deposit and have milestone-based consideration related to the development of the project by the purchaser.

Nonrefundable Upfront Deposits

Upfront deposits are non-contingent and nonrefundable. These amounts are included in the transaction price and recognized as revenue at the point in time when milestones have been reported by the purchaser covering the deposit amount received. Control of the related project rights is transferred to the customer upon completion and payment of the milestones for each project. Transfer of control is determined based on the satisfaction of specified contractual milestones (e.g., execution of site control, delivery of interconnection position, and funding confirmation). The Company does not assess whether the contract contains a significant financing component for upfront deposits when the period between the customer’s payment and the transfer of control is expected to be one year or less.

The Company has determined to recognize revenue upon the determination that the appropriate milestones have been met per the project sale contract and as non-refundable. The Company will relieve and charge to cost of sales the proportionate allocation of the intangible asset and the accrual of liabilities to EIP will follow the matching principle of expenses recorded related to the timing of the revenues being recorded.

Milestone Payments

Milestone Based Consideration

Milestone payments represent variable consideration and are included in the transaction price when it becomes probable that a significant reversal of revenue will not occur. The Company evaluates each milestone against the probability and measurability criteria under ASC 606 and includes such amounts in revenue only when achievement of the milestone is deemed probable and the related deliverables have been substantially satisfied.

Fair Value of Financial Instruments

Cash, accounts payable, and accounts payable – related parties as reflected in the consolidated financial statements, approximates fair value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. We maintain cash and cash equivalents in banks which at times may exceed federally insured limits. We have not experienced any losses on these deposits.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and underwriter costs incurred through the balance sheet date that are directly related to the offering and that will be charged to shareholders’ equity upon the completion of the offering. As of December 31, 2024 and 2023, the Company had deferred offering costs of $222,497 and $0, respectively.

Intangible Assets

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

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2024, the Company also had investments in money market funds, corporate debt obligations and U.S. Treasury bills, which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any material losses on its financial instruments and has full access to and control over all of its cash and cash equivalents.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards and the market trading price for any restricted stock awards on the day of grant. We recognized $1,144,182 and $348,559 stock compensation related to stock options for the years ended December 31, 2024 and 2023, respectively. We recognized $102,000 and $30,000 stock compensation related to restricted stock awards for the years ended December 31, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to the provision of income taxes in the period when such determination is made.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the taxing authority. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Legal Costs and Contingencies

In the normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

The Company recognizes a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the estimated loss is subject to potential recovery from a third party, we assess the recoverability separately and recognize the amount of recovery only when realization is probable. Loss contingencies that are reasonably possible, but not probable, are disclosed when material.

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the years ended December 31, 2024 and 2023, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods. The Company had 219,643 and 123,215 options that were potentially outstanding dilutive securities during the years ended December 31, 2024 and 2023, respectively

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact from the adoption of this standard on the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 1,000,000,000 shares. As of December 31, 2024 and 2023, there were 5,121,384 and 3,460,459 common shares issued and outstanding, respectively.

The total number of authorized shares of our preferred stock, par value $0.001 per share, was 10,000,000. There was no preferred stock outstanding as of December 31, 2024 and 2023.

The Company issued 11,961 unregistered shares of its Common Stock valued at $58,221 during the year ended December 31, 2023 as payment for services provided to the Company.

The Company issued 10,715 of restricted securities awards valued at $30,000 during the year ended December 31, 2023 as payment for director compensation services provided to the Company.

During April, May and June, 2023, the Company sold 80,358 unregistered shares of its Common Stock to six private investors in exchange for $225,000 ($2.80 per share).

During August 2023 the Company sold 4,762 unregistered shares of its Common Stock to one private investor for $20,000 ($4.20 per share)

During October, November, and December 2023 the Company sold 38,393 unregistered shares of its Common Stock to three private investor for $167,500 ($4.20-$5.60 per share)

During the year ended December 31, 2024 the Company sold 64,337 unregistered shares of its Common Stock to eight private investors for an aggregate of $576,000 ($7.00 - $11.20 per share)

NOTE 4. STOCK OPTIONS

As of December 31, 2024 and December 31, 2023, there were 966,072 and 300,000 options outstanding, respectively. The Company does not have an adopted option plan and can issue stock options up to the amount of authorized shares that are not issued and outstanding as of December 31, 2024.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options typically may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2024, we had approximately $4.6 million unrecognized stock-based compensation related to stock options expected to be recognized over the next 2.2 years on a weighted average.

Stock option transactions during the year ended December 31, 2024 were as follows:

	As of December 31, 2024
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	300,000	$4.32
Granted	801,429	131.14
Exercised	-	-
Forfeited or Cancelled	(135,357)	54.20
Outstanding and Vested or Expected to Vest at End of Year	966,072	102.75
Options Exercisable at Year-End	219,643	4.90

The Black-Scholes option pricing model, used to estimate fair value of the option awards, requires the use of the following assumptions:

● Fair value of common stock. The fair value of the common stock is the Company’s closing price per share on the OTC listing at the grant date.

● Expected Term. The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined by calculating the midpoint of the contractual term of the options and the weighted-average vesting period.

● Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the common stock becomes available.

● Risk-Free Interest Rate. The risk-free interest rate assumption is based on the U.S. Treasury instrument whose term was consistent with the expected term of the Company’s stock options.

● Dividends. The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the years ended December 31, 2024 and 2023, respectively:

	Year ended December 31,
	2024	2023
Expected volatility	99%	101%
Expected dividend yield	—%	—%
Expected term (in years)	5.8-6.1	2.9 - 7.5
Risk-free interest rate	3.4% - 4.6%	4.0% - 4.7%

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the years ended December 31, 2024 and 2023, respectively:

Information with respect to stock options outstanding and exercisable at December 31, 2024 is as follows:

	Options Outstanding and Vested or Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2024	Weighted- Average Remaining Contractual Life
$3.50 - $210.00	966,072	9.0	$102.75	219,643	$8.3

Information with respect to stock options outstanding and exercisable at December 31, 2023 is as follows:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.50 - $9.80	300,000	8.3	$4.32

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The intrinsic value of options outstanding at December 31, 2023 was $1.0 million. The intrinsic value of options outstanding and vested or expected to vest and exercisable at December 31, 2024 was $0 million and $1.0 million, respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2024 and 2023, was $6.88 and $2.18, respectively. No options were exercised during the year ended December 31, 2024 and 2023.

During preparation of the 2024 financial statements, management discovered two immaterial errors in the 2023 results: (i) stock-based compensation had been understated by $108,725, and (ii) $89,234 of costs originally shown as “common stock issued for services” should have been included in stock-based compensation. The corrections were recorded through a revision rather than a re-issuance of prior statements because the combined effect was not material to any period. After the adjustments, stock-based compensation for 2023 totals $378,559 (previously $269,834), total operating expenses are $927,726 (previously $819,001), and net loss is $920,418 instead of $811,693. Accumulated deficit at 31 December 2023 increases to $2,017,012 (from $1,908,287), and basic and diluted loss per share for 2023 changes from $0.18 to $0.20. The revisions have no impact on net cash used in operating activities; the change simply reclassifies amounts within the operating section of the statement of cash flows. All share and per-share figures give effect to the 1-for-140 reverse stock split completed on 3 February 2025.

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award transactions during the years ended December 31, 2024 were as follows:

	December 31, 2024
	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning of Period	57,027	$39.20
Granted	31,429	9.80
Vested	(7,858)	9.93
Forfeited or Cancelled RSAs	(10,715)	8.40
Unvested at End of Period	69,883	$34.05

At December 31, 2024, we had approximately $2.4 million unrecognized stock-based compensation related to restricted stock awards. The weighted average non-performance based will be recognized over the next 0.6 years.

NOTE 6. ACQUISITION OF EMERGEN ENERGY LLC

On April 24, 2024 (the “Closing”), Bimergen Energy Corp. (the “Company”) acquired 100 % of the membership interests of Emergen Energy LLC (“Emergen”) pursuant to a Membership Interest Purchase Agreement dated April 14, 2024 (as amended on April 24, 2024, the “MIPA”). At Closing the Company issued 1,587,300 unregistered shares of common stock to C & C Johnson Holdings LLC (an entity controlled by Cole Johnson) with a fair value of $22.2 million (based on the $14.00 closing price on April 24, 2024). Emergen became a wholly-owned subsidiary; Mr. Johnson simultaneously became President of the Company’s BESS and Solar divisions and a director of the Company.

Emergen, formed immediately prior to the transaction, held only early-stage renewable-energy development rights and no liabilities or operating activities. Accordingly, management concluded the transaction is an asset acquisition rather than a business combination

At acquisition Emergen’s assets consisted of 1.965GW and 3.840GW of BESS and Solar Projects, respectively. Because the projects lacked substantive process or outputs, the Company recorded the entire $22.2 million purchase price as indefinite-lived intangible assets (“Development Projects”) and allocated the $22.2 million purchase price to the BESS and Solar portfolios based on relative fair values determined from project-level discounted-cash-flow models corroborated by observable market pricing for comparable development assets. The Company allocated $20.0 million and 2.2 million to BESS and Solar Projects respectively as of the acquisition date.

The following agreements were entered into on the date of Closing as provided for in the MIPA:

On April 24, 2024 the Company and Emergen entered into a PMSA with Energy Independent Partners LLC (“EIP”), an entity controlled by Cole Johnson, under which EIP provides development, permitting, and financing-support services for each project.

On April 24, 2025 the parties executed Amendment No. 2 to the PMSA, stated to be effective June 28, 2024 and governed by Delaware law. Amendment 2 superseded Amendment 1 and eliminated the former Initial-Fee and RTB-Fee construct, replacing it with a single “Development-Fee” model that is payable only when a project secures third-party, project-specific financing. The principal commercial terms now in effect are:

●	BESS projects. For each battery-storage project, the Company will owe EIP a development fee of $0.035 per watt once that specific project secures third-party debt and/or equity financing sufficient to fund the fee. Based on the current BESS portfolio capacity (approximately 1.965 GW), the aggregate exposure, if every project achieves financing, would be about $69 million.
●	Solar projects. For each solar-power project, the same rate—$0.035 per watt—applies, again only after project-specific financing is in place. Given the remaining solar capacity in the Emergen portfolio (roughly 1.640 GW), the maximum potential fees total approximately $57 million.
●	Other renewable projects. For any future development projects that are neither BESS nor solar, the fee is the greater of (i) 50 percent of gross margin or (ii) $0.02 per watt, payable once the project reaches ready-to-build (RTB) status. Because the Company has no such projects in its pipeline today, no aggregate cap is presently estimable.

Based on portfolio capacities; actual fees depend on future financings and may not be incurred.

●	Sale-of-Project Clause – If a project is sold, EIP is entitled to the greater of unpaid Development Fees or 62.5 % of net sale proceeds.
●	Acceleration Clause – 62.5 % of unpaid fees accelerate within 90 days of (i) a change in control of the Company or (ii) removal of Mr. Johnson from his role.
●	Termination & Indemnification – The PMSA may be terminated by mutual consent or for cause; customary indemnities apply.

Because payment is contingent on future project-financing milestones, no PMSA liabilities have been recognized as of December 31, 2024.

NOTE 7. SOLAR PROJECTS SALE

On May 30, 2024 Emergen Energy LLC (“Emergen”) entered into a Project Sale Agreement (“PSA”) with Bridgelink Development, LLC (“Bridgelink”) covering 2.425 GW of green-field solar projects (the “Greenfield Projects”). Bridgelink simultaneously resold the projects to an unrelated third-party purchaser (“Purchaser”).

Total consideration payable to Emergen is $19.4 million, comprising:

●	a non-refundable deposit of $0.9 million received in June 2024; and
●	$18.5 million in milestone payments—$5,000 per MW upon securing necessary land rights and $3,000 per MW upon the project reaching ready-to-build (“RTB”) status. There is no specified timetable for milestone achievement.

The deposit is recorded as contract liability (deferred revenue). Revenue (and related cost) will be recognized at a point in time when the relevant milestones are achieved by the purchaser, which management expects within twelve months of year-end. No milestone revenue was recognized in 2024 because the required conditions were not met.

Under the Project Management Services Agreement (“PMSA”), Emergen remits 62.5 % of amounts received to Energy Independent Partners LLC (“EIP”), an entity controlled by Cole Johnson, and retains 37.5%. Accordingly, $0.6 million of the June 2024 deposit was paid to EIP and capitalized to project-related intangible assets; the remaining $0.4 million remains deferred. Additional EIP payments will be recorded only when Bridgelink remits milestone proceeds. Bridgelink may return a project, without refund, only if no milestone payment has yet been made and the return occurs within seven years of the PSA’s effective date. A December 31 2024 amendment clarified that all funds paid to Emergen are non-refundable and limited the return option as noted above; all other material terms remain unchanged.

NOTE 8. RELATED PARTY TRANSACTIONS

All transactions described in Notes to the Financial Statements 6 and 7 were transacted with a now related party, Cole Johnson, President and Director, as of the April 24, 2024 acquisition of Emergen Energy, LLC. All negotiations related to these transactions were prior to Cole Johnson being a related party to Bimergen.

NOTE 9 INCOME TAX

U.S. Federal Corporate Income Tax

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2024	December 31, 2023
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(8.8)%	(8.8)%
Change in valuation allowance	29.8%	29.8%
Income taxes at effective rate	-%	-%

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2024	2023
Tax Operating Loss Carryforward - USA	$2,800,000	$1,569,000
Other	-	-
Valuation Allowance - USA	(2,800,000)	(1,569,000)
Deferred Tax Assets, Net	$-	$-

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company has reviewed its positive and negative evidence and has concluded that it is more likely than not that the net deferred tax assets will not be realized due to the cumulative losses incurred since inception; therefore, the Company continues to maintain a valuation allowance. The valuation allowance increased by $1.2 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 therefore the ability to offset taxable income in the future may be impacted by ownership changes occurring prior to December 31, 2024. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company’s tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company’s effective tax rate.

As of December 31, 2024, we had federal net operating loss carryforwards for income tax purposes of approximately $2.8 million which expire after twenty years from when it occurred beginning in 2021. We also have California net operating loss carryforwards for income tax purposes of approximately $2.8 million which expire after twenty years from when it occurred beginning in 2021.

NOTE 11 SEGMENT INFORMATION

The Company operates and manages its business as one reportable operating segment. The Company’s CODM, the Chief Executive Officer, reviews internal financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include salaries and payroll, legal fees, stock based compensation, audit costs, contract services, rent, and other administrative expenses. The measurement of segment assets is reported on the consolidated balance sheets as total assets. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Salaries and Payroll Expenses	459,580	152,700
Legal Fees	278,248	193,945
Stock-based compensation	1,246,182	378,559
Audit Costs	48,730	42,500
Contract Services	401,166	-
Rent	19,261	17,186
Other operating expenses	305,564	142,836
Total Operating Expenses	2,758,731	927,726
Loss (Income) from Operations	(2,758,731)	(927,726)
Interest Income and Other (Expenses), net	1,044	7,308
Net loss before Income Tax	$(2,757,687)	$(920,418)

NOTE 12 COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims, legal actions, and regulatory proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 13. SUBSEQUENT EVENTS

On January 28, 2025, the Company filed a Certificate of Amendment to its Certificate to Incorporation to: (i) effect a reverse stock split of its common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1 post-split share for every 140 pre-split shares; and (ii) to change the name of the Company to Bimergen Energy Corporation. The reverse stock split was effected on February 3, 2025.

On April 20, 2025 the Company’s wholly owned subsidiary, Emergen Energy, LLC, executed a definitive agreement with RelyEZ Energy Group to form a joint venture to develop, construct, and operate up to 2 GW of utility-scale battery-energy-storage projects (2- to 4-hour BESS) in the United States through 2027.

Capital commitments. RelyEZ has committed up to $50 million, including an initial $10 million funding within 10 days of closing. The Company will contribute up to $12.5 million on a pro-rata basis after the first $10 million from RelyEZ.

Ownership and economics. Until project refinancing, each project SPV will be owned 80 % by RelyEZ and 20 % by Emergen. After refinancing, the Company may repurchase RelyEZ’s interest at cost plus a 12 % annual return.

Initial projects. Four Texas projects totaling approximately 274 MW / 773 MWh (Redbird, Dos Rios, White Rock, and Oak Hill) are expected to reach notice-to-proceed (NTP) within six months of closing.

Status of accounting evaluation. This agreement was executed after December 31, 2024; therefore, no amounts related to the joint venture are reflected in the accompanying 2024 financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Benjamin B. Tran, our President and Chief Executive Officer, is our principal executive officer and Robert J. Brilon, our Chief Financial Officer, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024 (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. These conclusions were due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management concluded that our financial statements included in this Annual Report on Form 10-K are fairly stated, in all material respects, in accordance with U.S. GAAP for each of the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Insufficient number of personnel with an appropriate level of U.S. GAAP knowledge, experience, and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with our financial reporting requirements;
●	Failure to appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication, and monitoring activities to prevent or detect material misstatements;
●	Insufficient qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence;
●	Ineffective identification and assessment of risks impacting internal control over financial reporting;
●	Insufficient evaluation and determination as to whether components of internal controls were present and functioning, particularly for management review controls and activity-level controls across substantially all financial statement areas;
●	Ineffective general controls over information systems supporting the financial reporting process;
●	Ineffective controls over the completeness and accuracy of information used in the operation of control activities; and
●	Ineffective management review controls at a sufficient level of precision to detect material misstatements across substantially all financial statement areas involving complex and judgmental accounting and disclosure matters.

Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit certain companies, including newly public companies, to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations. It may not prevent or detect all misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies and procedures may deteriorate. Internal control systems are also subject to human error or intentional circumvention. Therefore, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Disclosure Controls and Procedures

None.

ITEM 9B. OTHER INFORMATION

On April 20, 2025 the Company’s wholly owned subsidiary, Emergen Energy, LLC, executed a definitive agreement with RelyEZ Energy Group to form a joint venture to develop, construct, and operate up to 2 GW of utility-scale battery-energy-storage projects (2- to 4-hour BESS) in the United States through 2027.

Capital commitments. RelyEZ has committed up to $50 million, including an initial $10 million funding within 10 days of closing. The Company will contribute up to $12.5 million on a pro-rata basis after the first $10 million from RelyEZ.

Ownership and economics. Until project refinancing, each project SPV will be owned 80 % by RelyEZ and 20 % by Emergen. After refinancing, the Company may repurchase RelyEZ’s interest at cost plus a 12 % annual return.

Initial projects. Four Texas projects totaling approximately 274 MW / 773 MWh (Redbird, Dos Rios, White Rock, and Oak Hill) are expected to reach notice-to-proceed (NTP) within six months of closing.

Status of accounting evaluation. This agreement was executed after December 31, 2024; therefore, no amounts related to the joint venture are reflected in the accompanying 2024 financial statements.

The foregoing summary of the Definitive Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of that agreements, which is attached to this Annual Report on Form 10-K as Exhibit 10.33 and is hereby incorporated by reference.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our directors, director nominees, executive officers and other key employees.

Name	Age	Position(s) and Office(s)
Benjamin B. Tran	58	Chief Executive Officer and Chairman
Cole W. Johnson	38	President and Director
Robert J. Brilon	64	Chief Financial Officer and Director
Van H. Potter	66	Director
James L. Stock	58	Director
Montgomery Bannerman	69	Director

Benjamin B. Tran, PhD – Dr. Tran currently serves as Chairman and Chief Executive Officer of the company. He has been the corporate strategist, investor, and financial partner in the formation and growth of several emerging growth technology companies. Dr. Tran specializes in cross-border M&A, private equity, merchant banking advisory and technology marketing. He also serves as Managing Partner of Cleantek Venture Capital, a cleantech-focused private equity advisory firm since January 2021 to present. Dr. Tran, at times, serves as senior advisor to several publicly traded companies. From February 2021 to April 2022, Dr. Tran has served as Senior Capital Market Advisor for Iveda Solutions, Inc. (NASDAQ: IVDA), an AI and IoT technology company to assist with financing and uplisting to Nasdaq. From August 2017 to January 2019, he served as Advisory Chairman of Vemanti Group, Inc. (OTCQB: VMNT), an innovative fintech company to assist in M&A and international business development. From November 2018 to April 2021, Dr. Tran also co-founded and served as chairman of CBMD, Inc., a privately held physician-based CBD science company specializing in pain management. Dr. Tran served as CFO of privately held Stock Navigators, a leading software and educational training institution for technical traders from June 2018 to June 2019. Since 2014 to present, Dr. Tran has served as managing partner of United System Capital, a private equity advisory firm in Newport Beach, California. Prior to United System Capital, Dr. Tran was managing partner of an Asia-based joint venture with Brean Murray Carret & Co., a New York-based investment bank that has transacted over 100 IPOs/APOs/SPACs and raised over $4B for the U.S. and Asian companies. Dr. Tran spearheaded the organization to formulate a multi-functional investment banking service for emerging growth companies via globalization strategies. Dr. Tran has been seasoned international consultant providing corporate development and interim senior management to small and medium sized enterprises in Silicon Valley and the Asia Pacific region. He also served as a board director, CFO, corporate strategist, and executive advisor for several distressed companies, managing turn-around situations. As a Silicon Valley high-tech veteran, Dr. Tran brings over 20 years of diversified experience including mergers and acquisitions, venture management, strategic marketing, and international business development. Prior to his investment and corporate advisory career, Benjamin worked for technology leaders including Micron Technology, Fujitsu Microelectronics, Mitsubishi Electric America, Philips Semiconductors, holding various senior technical and marketing management positions. Dr. Tran received a Ph.D. in Business Administration, an MBA from the University of Phoenix, Master of Science and Bachelor of Science degrees in Electrical Engineering from San Jose State University, California. We believe Dr. Tran’s wealth of credentials and experience make him well qualified to lead our company.

Cole W. Johnson – Mr. Johnson has served as our President and Board Director since April 24, 2024 upon a business combination with Bridgelink Development LLC to acquire Emergen Energy LLC, an asset holder of an array of battery energy storage system and solar projects. Mr. Johnson is a Principal and Chief Executive Officer of C&C Johnson Holdings LLC, a family office, engaged in solar and energy storage project development, that he founded and built beginning in 2018. Mr. Johnson’s role as CEO consisted of securing capital for early-stage projects, negotiating and qualifying projects for project financing, acquiring strategic projects, and developing a variety of projects promoting clean energy initiatives within strategic regions. From 2012 to 2018, Mr. Johnson was the Chief Executive Officer of multiple service companies engaged in building and developing energy assets. We believe Mr. Johnson’s significant experience in the energy sector make him well-qualified to serve as an officer and director of the Company.

Robert J. Brilon – Mr. Brilon has served as our Chief Financial Officer since October 1, 2021 and was appointed as a director on April 14, 2022 and will resign his position as director effective upon the listing of the Company on a national securities exchange to ensure compliance with the requirement to have a majority of independent directors on the Board. He also has served as Chief Financial Officer for Iveda Solutions, Inc. (NASDAQ: IVDA) since December 2013. He was also Iveda’s President from February 2014 to July 2018 and Treasurer from December 2013 to July 2018 and was appointed Treasurer again on December 15, 2021. Mr. Brilon served as Iveda’s Executive Vice President of Business Development from December 2013 to February 2014 and as Iveda’s interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon joined New Gen Management Services, Inc. in July 2017 as the CFO (subsequently becoming President and CFO of New Gen in July 2018). Mr. Brilon was the President, Chief Financial Officer, Corporate Secretary, and Director of both Vext Science, Inc and New Gen until he resigned in February 2020. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brainwave optimization software licensing and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Financial Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of InPlay Technologies (NASDAQ: NPLA), formerly, Duraswitch (NASDAQ: DSWT), a company that licensed patented electronic switch technology and manufactured digital pen technology, from November 1998 to June 2007. Mr. Brilon served as Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. (NYSE: RRR) from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video (AMEX:VCR) from 1986 to 1993. Mr. Brilon is a certified public accountant and practiced with several leading accounting firms, including McGladrey Pullen, Ernst and Young and Deloitte and Touche. Mr. Brilon holds a Bachelor of Science degree in Business Administration from the University of Iowa. The Company believes Mr. Brilon’s extensive experience in finance leadership roles with public companies makes him well-qualified to serve as an officer and director of the Company.

Van H. Potter – Mr. Potter has served our board as an Independent Director since October 15, 2024.Mr. Potter has over 35 years of experience as an executive in technology companies with a focus on emerging growth companies, and competencies in business development, capital formation, and marketing/digital marketing. Mr Potter is the Founder/CEO of Gainey Capital since 2022, Mr. Potter founded and was CEO of Certive Solutions Inc. (OTCQB:CTVEF) from to 2011-2023. Mr. Potter was CEO of InPlay Technologies (NASDAQ) (2008 - 2010) Mr. Potter was the VP of Business Development for Pixtronix, a Kleiner Perkins / Atlas Ventures VC backed startup (2005-2010). Mr. Potter was VP of Business Development at International DisplayWorks (NASDAQ), until it was acquired by Flextronics (NASDAQ). Mr. Potter was Senior Vice President at Three Five Systems (NYSE), prior to its sale to International DisplayWorks. Mr. Potter holds a Bachelor of Science Degree in Mechanical Engineering from Northeastern University in Boston, and an MBA from Arizona State University. The Company feels Mr. Potter’s extensive managerial and other experience running public companies will make him a valuable member of the board of directors.

James L. Stock, CPA, MBA - Mr. Stock has served our board as an Independent Director since October 15, 2024. He is a highly experienced and strategic executive who has had a successful career spanning over 30 years. With a diverse background in both publicly traded, privately held, and family-owned businesses, he has served as a Chief Financial Officer for companies with revenues ranging from $50 million to $300 million and workforces of 225 to 1,000+ employees. His industry experience includes financial services, auto hauling, retail, construction, manufacturing, and digital marketing and advertising. Mr. Stock’s expertise lies in various aspects of accounting and finance as well as operations, including financial modeling, cash flow management, administrative oversight, risk management, capital raising, banking and investor relations, and general corporate development. Since May 2023, Mr. Stock has served as the Chief Financial Officer of Hansen & Adkins Auto Transport, Inc., from January 2020 to May 2023, he served as the Chief Financial Officer of Tinco Sheet Metal. Mr. Stock was Chief Financial Officer for Howard’s Appliances in Southern California from 2018 to 2019, Mr. Stock was Chief Financial Officer for Lifescript the largest women’s health and digital media company from 2003 – 2017, and prior to that held the Chief Financial Officer position at HomeAcess MicroWeb [Nasdaq: GLDI] from 2001 – 2003 and prior to that was Senior Vice President and Chief Financial Officer at Consumer Portfolio Services [Nasdaq: CPSS] from 1994 - 2001. He also worked as a Senior Associate at Coopers & Lybrand (now PWC). Mr. Stock is an active CPA and holds an MBA from Pepperdine University, BS in Accounting from California Polytechnic University in Pomona, California and has completed Villanova University’s Six Sigma Green Belt program. The Company believes Mr. Stock is well-qualified to serve as a director due to accounting and financial expertise and managerial experience.

Montgomery Bannerman – Mr. Bannerman has served our board as an Independent Director since November 1, 2024. Mr. Bannerman has over 35 years of experience as a technology executive in energy and telecommunications companies. Founding Partner, CEO, Denrgy Inc., Jan 2023 – Present, Miami, Florida, Denrgy develops district and municipal scale resilient renewable energy networks which make facilities and communities more resilient to extreme weather events and deliver economic, employment and environmental benefits to the investors and customers they serve. Founder & Director, ArcStar Energy, Jan 2007 - Mar 2023, New York, NY & Miami, FL. ArcStar Energy is a renewable energy project advisory, M&A and managed development services company. Founder & CEO, MicroGrid Networks, LLC, Jan 2018 - May 2022, New York, NY, MGN develops and operates advanced large scale renewable microgrids which integrate with and serve utility networks in New York City. Verso Technologies, CEO & President, Nov 2003 - Jun 2006, A multinational manufacturer of advanced distributed power and communications network technologies for public utilities and competitive operators. SVP & CTO, NAP of the Americas, Jan 2000 - Oct 2003, Miami, FL, Responsible for design, engineering, construction and operation of the facility, technology and services of the first privately-developed Network Access Point (NAP) one of the core hubs and exchanges for international telecommunication traffic and revenue in the global Internet, Founder and Managing Director, IXS, 1997 – 1999, China, Co-founded and led this early international Internet network operator providing services between businesses in mainland China, Taiwan, Hong Kong and USA markets. Founder and President, DSP.COM, 1993 – 1996, San Francisco Bay Area, Founded and led this early commercial Internet Service Provider serving Northern California. VP Business Development, Bell Canada International, Oct 1980 - Mar 1996, Multiple international executive leadership positions in market penetrations and first deployments of large-scale distributed communications and power networks for this global leader in management consulting, engineering and project management operating in deregulating markets worldwide. Undergraduate studies in business and finance at Mohawk College of Applied Arts & Technology in Ontario Canada. Postgraduate studies at Bell Laboratories, Ottawa Canada. We believe Mr. Bannerman’s significant experience in the energy sector make him well-qualified to serve as a director of the Company

Family Relationships

There are no family relationships among any of our directors, director nominees or executive officers.

Terms of Directors and Executive Officers

The number of directors of the Company shall be not less than two nor more than seven. Each of our directors holds office until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified, until his or her resignation, or until his or her office is otherwise vacated in accordance with our certificate of incorporation.

Our officers are elected by and serve at the discretion of the board of directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Board of Directors and Board Committees

Our board of directors consists of five directors, three of whom are independent as such term is defined by. We have determined that Montgomery Bannerman, Van H. Potter and James L. Stock satisfy the “independence” requirements under.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nomination and corporate governance committee, and adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Montgomery Bannerman, Van H. Potter and James L. Stock. Mr. James L. Stock is the chair of our audit committee. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. Our compensation committee consists of Montgomery Bannerman, Van H. Potter and James L. Stock. Mr. Van H. Potter is the chair of our compensation committee. The compensation committee will be responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;

●	reviewing and recommending to the shareholders for determination with respect to the compensation of our directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs or similar arrangements; and

●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nominations and Corporate Governance Committee. Our Nominations and Corporate Governance committee consists of Montgomery Bannerman, Van H. Potter and James L. Stock. Mr. Van H. Potter is the chair of our Nominations and Corporate Governance committee. The nominating and corporate governance committee is responsible for, among other things, (i) determining the qualifications, qualities and skills required to be a director of the Company and evaluating, selecting and approving nominees to serve as directors, (ii) periodically reviewing, assessing and making recommendations for changes to the Board of Directors and its committees and (iii) overseeing the process for evaluation of the Board of Directors. Pursuant to the nominating and corporate governance committee charter, the nominating and corporate governance committee has the authority to delegate all or a portion of its duties and responsibilities to a subcommittee of the nominating and corporate governance committee. In addition, the nominating and corporate governance committee has unrestricted access to and assistance from our officers, employees and independent auditors and the authority to employ experts, consultants and professionals to assist with performance of their duties. The nominating and corporate governance committee is also responsible for establishing procedures regarding director nominees put forward by stockholders. The committee is also responsible for establishing procedures for shareholder communications with the Board of Directors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics which is applicable to all of our directors, executive officers and employees. A copy of the code of business conduct and ethics will be posted on our corporate investor relations website prior to our listing on Nasdaq.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2024,

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2024 and 2023 Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Benjamin Tran	2024	206,000	-	-	1,200,000	-	-	-	1,406,000
CEO, President and Director	2023	132,000	-	-	-	-	-	-	132,000

Cole W. Johnson	2024	100,000			4,200,000				4,300,000
President and Director	2023

Robert J. Brilon	2024	148,000	-		600,000	-	-	-	748,000
CFO and Director	2023	19,000	-	10,000	98.000	-	-	-	127,000

Employment Agreements

On April 24, 2024, the Company entered into employment agreements (“Employment Agreements”) with two of its executive officers and directors: Benjamin Tran (Chief Executive Officer and Chairman of the Board) and Cole Johnson (President of the Company’s BESS and Solar Division and a Director) and on May 3, 2024 the Company entered into an Employment Agreement with Robert J. Brilon (Chief Financial Officer and Director).

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

The Executive Agreements provide respectively for a base salary of $240,000 for Mr. Tran and an award of stock options to purchase 142,858 shares of the Company’s common stock pursuant to the Option Award Agreement discussed below, and a $240,000 base salary for Mr. Brilon and an award of stock options to purchase 71,429 shares of the Company’s common stock pursuant to the Option Award Agreement discussed below a $200,000 base salary for Mr. Johnson and an award of stock options to purchase 485,715 shares of the Company’s common stock pursuant to the Option Award Agreement discussed below, as well as possible annual discretionary bonuses determined by the Board. The base salary for Mr. Brilon will begin upon uplisting to a national stock exchange.

On April 24, 2024, the Company entered into Option Agreements with executive officers: Benjamin Tran (Chief Executive Officer and Chairman of the Board) and Cole Johnson (President of the BESS and Solar Division and a Director), respectively and on May 3, 2024 the Company entered into an Option Agreement with Robert J. Brilon (Chief Financial Officer and Director).

Each respective Option Agreement grants to each of the following persons options to acquire shares of the Company’s common stock, to vest as set forth in the Option Agreement, as follows:

●	Benjamin Tran – 142,858 options; and

●	Cole W. Johnson – 485,715 options; and

●	Robert J. Brilon – 71,429 options.

Exercise Prices and Vesting. The Exercise Prices for the Options are as follows: (a) for the first 1/5th of the granted Options, $70.00 per share of Common Stock which may be exercised on or after the first annual anniversary of the Award Date; (b) for the second 1/5th of the granted Options, $105.00 per share of Common Stock which may be exercised on or after the second annual anniversary of the Award Date; (c) for the third 1/5th of the granted Options, $140.00 per share of Common Stock which may be exercised on or after the third annual anniversary of the Award Date; (d) the fourth 1/5th of the granted Options, $175.00 per share of Common Stock which may be exercised on or after the fourth annual anniversary of the Award Date; and (e) for the final 1/5th of the granted Options, $210.00 per share of Common Stock which may be exercised on or after the fifth annual anniversary of the Award Date.

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

As Compensation for Mr. Brilon’s service to the Company, the Company made the following awards to him:

●	On February 13, 2023 a grant of a nonstatutory stock option (the “Stock Option”) to purchase 35,715 shares of the Company’s Common Stock at an exercise price of $3.50 per share. The options subject to this grant vest 80% on the date of the grant, 10% on January 1, 2024 and 10% on January 1, 2025 so long as Mr. Brilon is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if Mr. Brilon is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest plus the number of shares that would have vested in the following year. In the event Mr. Brilon’s service is terminated with cause, the number of shares subject to the Stock Option in the year of termination shall vest. The Stock Option may be exercised for the earlier of (1) ten years from grant date or (2) five (5) years after termination as a member of the Company’s board of directors.

●	On April 3, 2023 a grant of a nonstatutory stock option (the “Stock Option”) to purchase 35,715 shares of the Company’s Common Stock at an exercise price of $4.20 per share. The Stock Option vest 50% on the date of the grant and 50% on April 3, 2024 so long as the recipient of the award is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if the recipient is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest plus the number of shares that would have vested in the following year. In the event the recipient’s service is terminated with cause, the number of shares subject to the Stock Option awarded to such recipient in the year of termination shall vest. The Stock Option may be exercised for the earlier of (1) ten years from grant date or (2) five (5) years after termination as a member of the Company’s board of directors.

●	On November 27, 2023 an award of 3,572 shares of restricted common stock, of which 100% vested on December 31, 2023.

Outstanding Equity Awards at Fiscal Year End

2024 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information with respect to the options outstanding by the Named Executive Officers held at fiscal year-end.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date(1)	Number of shares that have not vested (#)	Market value of shares that have not vested ($)(2)
Benjamin Tran.	–	–	$–	–	–	$–
CEO and Director	142,858	142,858	(5)	4/24/2034

Cole W. Johnson	485,715	485,715	(5)	4/24/2034
President
					–	–
Robert J. Brilon	32,143	3,572	$3.50	2/13/2033(3)	33,113	$324,500
CFO and Director	35,715		$4.20	4/3/2033(4)	–	–
	71,429	71,429	(5)	4/24/2034

(1)	The expiration date of each option occurs on the earlier of (i) ten years after the date of grant of each option or (ii) five years after the termination.

(2)	The market value was computed by multiplying the closing market price of common stock on December 31, 2024 ($9.80) by the number of restricted stock awards that have not vested.

(3)	The unvested options vest on January 1, 2025 so long as Mr. Brilon is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if Mr. Brilon is terminated from his role without cause (as defined in the Stock Option) the number of shares subject to the Stock Option in the year of termination shall vest. In the event Mr. Brilon’s service is terminated with cause, the number of shares subject to the Stock Option in the year of termination shall vest.

(4)

The unvested options vest on April 3, 2024 so long as the recipient of the award is providing services to the Company or one of its subsidiaries; provided, however, the vesting is subject to acceleration such that if the recipient is terminated from his role without cause (as defined in the Stock Option).

(5)	Exercise Prices and Vesting. The Exercise Prices for the Options are as follows: (a) for the first 1/5th of the granted Options, $70.00 per share of Common Stock which may be exercised on or after the first annual anniversary of the Award Date; (b) for the second 1/5th of the granted Options, $105.00 per share of Common Stock which may be exercised on or after the second annual anniversary of the Award Date; (c) for the third 1/5th of the granted Options, $140.00 per share of Common Stock which may be exercised on or after the third annual anniversary of the Award Date; (d) the fourth 1/5th of the granted Options, $175.00 per share of Common Stock which may be exercised on or after the fourth annual anniversary of the Award Date; and (e) for the final 1/5th of the granted Options, $210.00 per share of Common Stock which may be exercised on or after the fifth annual anniversary of the Award Date.

Compensation of Directors

The following table sets forth all compensation paid to or earned by each of our directors during fiscal year 2024, except for compensation with respect to Messrs. Tran and Brilon. Information with respect to the compensation of these directors is included above in the “Summary Compensation Table.” As our executive officers, none of these directors (other than as described above) received any compensation for service as a director during fiscal year 2024.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Trimarche Former Director(3)	-	-	-	-	-	-	-
Van H. Potter Director	-	-	-	-	-	-	-
James L. Stock Director	-	-	-	-	-	-	-
Montgomery Bannerman Director	-	-	-	-	-	-	-

Notes:

(1)	Director cash compensation during the fiscal year ended December 31, 2024.

(2)	The amounts reported in the Stock Awards and the Option Awards columns reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in the Notes to our audited consolidated financial statements for the fiscal year ended December 31, 2024, which are included elsewhere in this Annual Report.

(3)	Greg Trimarche. On October 22, 2024 Mr. Trimarche resigned as a board member.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2024, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 5,121,384 shares of common stock outstanding at December 31, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
Benjamin B. Tran (1)	1,046,037	(2)	20.4%
Robert J. Brilon (1)	117,313	(3)	2.3%
Cole Johnson (1)	1,587,300	(4)	31.0%
Van H. Potter (1)	-		-
James L. Stock (1)	2,215		* %
Montgomery Bannerman (1)	-		-
All directors and named executive officers as a group (6 persons)	2,752,865		53.0%
5% Shareholders
Michael H. Cao (5)	1,287,694	(6)	25.1%

Total 5% Shareholders	1,287,694		25.1%

*	Less than 1%,

Unless otherwise indicated below, the address for each beneficial owner is c/o Bimergen Energy Corporation, 895 Dove Street, Suite 300, Newport Beach, CA 92660.

(1)	The named individual is one of our executive officers or directors. His address is c/o Bimergen Energy Corporation, 895 Dove Street, Suite 300, Newport Beach, California 92660.

(2)	Includes the following: (i) 367,984 shares of common stock held directly, (ii) 367,913 shares held by Mr. Tran’s spouse and (iii) 310,140 shares owned by United System Capital LLC (“USC”), over which Mr. Tran has voting control and therefore may be deemed to have indirect beneficial ownership of all or a portion of the securities owned directly by USC. Mr. Tran disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3)	Includes the following: (i) 9,198 shares of common stock (ii) 33,113 shares of restricted common stock which vest upon uplisting to a national stock exchange, (iii) 3,572 shares of restricted common stock issued in November 2023 which vested on December 31, 2023, (iv) 35,715 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $3.50 per share and (v) 35,715 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $4.20 per share.

(4)	Held by C&C Johnson Holdings over which Mr. Johnson holds voting and dispositive control.

(5)	On December 15, 2022, Mr. Cao resigned as a member of the Board of Directors.

(6)	Includes the following: (i) 367,913 shares of common stock held by Michael Cao’s spouse and (ii) 919,782 shares owned by B&B Investment Holding LLC (“B&B”), over which Michael Cao has voting control and therefore may be deemed to have indirect beneficial ownership of all or a portion of the securities owned directly by B&B. Mr. Cao disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Information derived from a Form 3 filed by Michael Cao on April 6, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a description of transactions since January 1, 2022 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”

Cole Johnson

Cole Johnson, our President and Member of the Board of Directors, is the principal and sole member of C & C Johnson Holdings, LLC (“C&C”), the holder of approximately 31% of the Company’s outstanding capital stock. Mr Cole is also the principal and sole owner of Energy Independent Partners LLC (“EIP”) and Bridgelink Development LLC (“Bridgelink”).

On April 14, 2024, the Company, Emergen Energy LLC, a Delaware limited liability company (“Emergen”), Bridgelink, C&C and Cole Johnson entered into a Membership Interest Purchase Agreement (the “MIPA”) whereby the Company agreed to issue to Bridgelink, at closing, 1,587,300 shares of the Company’s unregistered common stock in exchange for a 100% ownership interest in Emergen. Following the closing of the MIPA, Mr. Johnson became the President of the Company’s BESS and Solar Divisions and a member of the Board. In addition, Emergen became a wholly-owned subsidiary of the Company with C&C’s ownership interest in the Company being approximately 31.3% based on 5,079,220 shares of the Company’s common stock outstanding after giving effect to the issuance of the shares of Common Stock pursuant to the MIPA.

At the closing of the MIPA, the Company and Emergen also entered into a Project Management Services Agreement (the “PMSA”) and subsequent amendments with Energy Independent Partners LLC. Pursuant to the terms of the PMSA, EIP will provide the following project management services in connection with the development and operation of each of the Development Projects (collectively, the “Services”): (i) assist as needed with qualifying the Development Projects for financing; (ii) assist as needed with obtaining all permits required for development of the Development Projects which have sufficient rights to use all necessary real property, and for which the applicable draft interconnection agreement has been received for the Development Projects (“RTB Status”); and (iii) if Emergen foregoes the development of a Development Project, EIP will assist the Company as needed with marketing the Development Project to a third party or develop and retain the Development Project outside of Emergen.

Emergen held certain contractual and other rights to develop a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). The Development Projects included no tangible assets, no binding contracts that would create a liability and no binding contracts for revenue generation. The Development Projects were deemed intangible assets and we have recorded the entire value of the 1,587,300 unregistered shares valued at the closing price on April 24, 2024 of $14.00 ($22,222,200).

On May 30, 2024, Emergen entered into a Project Sale Agreement (“Project Sale Agreement”) with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects. Bridgelink has sold these greenfield projects, along with projects in its own portfolio, to an unrelated third party (“Purchaser”) which also executed that agreement on May 30, 2024. The total amount to be received by Emergen for the projects sold to Bridgelink is $19,400,000, provided the projects achieve a Point of Interconnection and subsequently obtain all Necessary Land Rights. Bridgelink retains the option to transfer or return certain or all projects within ten (10) days written notice to Emergen if the Purchaser decides, at any time, not to go forward with development of certain or all of the projects. A deposit from Bridgelink will be received within five business days of the execution of the agreement for $943,500 and Emergen will pay 62.5% ($589,687.50) to Energy Independent Partners LLC, a Delaware limited liability company, (“EIP”) in accordance with the Project Management Services Agreement by and between (i) Bimergen Energy; (ii) Emergen; and (iii) EIP and the remaining 37.5% (353,812.50) of the proceeds shall remain with Emergen. The remaining proceeds of $18,456,500 shall be received within five business days when Bridgelink receives milestone payments from the Purchaser for these projects. Effective December 31, 2024, Emergen and Bridgelink amended the Agreement to provide that Bridgelink could only return a Project if it has not yet made a milestone payment to Emergen on prior to the seventh (7th) anniversary of the Effective Date of the Agreement

During 2024, the Company paid EIP $250,000 for its portion of the deposit under the Project Sales Agreement and has $339,687.50 in accounts payable to EIP at December 31, 2024.

Director Independence

We currently have three independent directors on our board; Van H. Potter, James L. Stock, and Montgomery Bannerman. The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC. The board performed a review to determine the independence of Van H. Potter, James L. Stock, and Montgomery Bannerman and made a subjective determination as to each of these directors that no transactions, relationships or arrangements exist that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. In making these determinations, the board reviewed information provided by these directors with regard to each individual’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2024 and 2023. On April 14, 2025, the Audit Committee approved the engagement of RJI CPAs (“RJI”) as the Company’s new independent registered public accounting firm for and with respect to the year ending December 31, 2024. On July 8, 2024, after review and recommendation of the Committee, We appointed Farber Hass Hurley LLP (“FHH”) as the Company’s new independent registered public accounting firm for and with respect to the year ending December 31, 2024. Effective July 8, 2024, the Company, dismissed Fortune CPAs (“Fortune”) as the Company’s independent registered public accounting firm. Fortune was the Company’s independent registered public accounting firm for completed fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through the date of July 8, 2024’s dismissal

RJI fees summarized below:

	2024	2023
Audit Fees(1)	$113,750	$-
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$113,750	$-

FHH fees summarized below:

	2024	2023
Audit Fees(1)	$38,593	$-
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$38,593	$-

Fortune fees summarized below:

	2024	2023
Audit Fees(1)	$43,000	$36,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$43,000	$36,000

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by our then principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2024 and 2023, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7	Certificate of Amendment to Certificate of Incorporation dated September 30, 2015. (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference to Exhibit 3.8 to the Company’s Form 10-K filed with the SEC on March 26, 2021.)

3.9	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

3.10	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022).

3.11	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.12	Certificate of Amendment to Certificate of Incorporation, as amended, dated January 28, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2025).

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020)

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020)

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021)

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021)

10.5	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.6	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.7	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.8	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.9 †	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.10 †	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.12	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16	Amendment of Patent & Technology Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17	Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

10.18	Confidential Settlement, Mutual Release, and Share Transfer Agreement between the Company, Bitech Mining Corporation, Calvin Cao and SuperGreen Energy Corporation dated as of February 20, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2023).

10.19†	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 21, 2022).

10.20	Form of Subscription Agreement for U.S. Residents (Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q filed on August 15, 2023).

10.21	Letter Agreement entered into between the Company and Bridgelink Development, LLC dated January 8, 2024.

10.22	Membership Interest MIPA dated April 14, 2024 by Bitech Technologies Corporation, Emergen Energy LLC, Bridgelink Development, LLC, C & C Johnson Holdings LLC, and (v) Cole W. Johnson.

10.23	Amendment No. 1 dated April 24, 2024 to Membership Interest MIPA dated April 14, 2024 by Bitech Technologies Corporation, Emergen Energy LLC, Bridgelink Development, LLC, C & C Johnson Holdings LLC, and (v) Cole W. Johnson.

10.24	Employment Agreement between Bitech Technologies Corporation and Benjamin Tran dated April 24, 2024.

10.25	Option Agreement between Bitech Technologies Corporation and Benjamin Tran dated April 24, 2024.

10.26	Employment Agreement between Bitech Technologies Corporation and Cole Johnson dated April 24, 2024.

10.27	Option Agreement between Bitech Technologies Corporation and Cole Johnson dated April 24, 2024.

10.28	Project Sale Agreement between Bitech Technologies, Corporation, Emergen Energy, LLC and Bridgelink Development LLC dated May 30, 2024

10.29	Project Management Services Agreement among Bitech Technologies Corporation, Emergen Energy LLC and Emergen Independent Partners LLC dated April 24, 2024

10.30	First Amendment effective June 28, 2024 to Project Management Services Agreement

10.31*	First Amendment effective December 31, 2024 to the Project Sale Agreement dated May 30, 2024

10.32*	Second Amendment effective June 28, 2024 to Project Management Services Agreement

10.33*	Definitive Agreement between Emergen Energy, LLC and RelyEZ effective April 20, 2025

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on March 31, 2023).

31.1*	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2*	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed or furnished herewith.

†	Includes management contracts and compensation plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2025.

Bimergen Energy Corporation

/s/ Benjamin B. Tran
By:	Benjamin B. Tran
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Benjamin B. Tran	Chief Executive Officer (Principal Executive Officer),	May 30, 2025
Benjamin B. Tran	President and Director

/s/ Robert J. Brilon	Chief Financial Officer (Principal Financial and	May 30, 2025
Robert J. Brilon	Accounting Officer) and Director

/s/ Cole W. Johnson	Director and President	May 30, 2025
Name: Cole Johnson

/s/ Van H. Potter	Director	May 30, 2025
Name: Van H. Potter

/s/ James L. Stock	Director	May 30, 2025
Name: James L. Stock

/s/ Montgomery Bannerman	Director	May 30, 2025
Name: Montgomery Bannerman

