Form 10-Q
period 2025-03-31
Bimergen Energy Corp
filed 2025-06-09
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2025

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 000-27407

BIMERGEN ENERGY CORPORATION

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

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Bimergen Energy Corporation (formerly Spine Injury Solutions, Inc.) and its subsidiaries and predecessors, unless the context indicates otherwise.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS

Current assets:
Cash and cash equivalents	$96,485	$156,087
Deferred offering costs	274,647	222,497
Prepaid expense	625,293	650,293

Total current assets	996,425	1,028,877

Intangible assets	22,222,200	22,222,200

Total assets	$23,218,625	$23,251,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	356,599	273,482
Accounts payable and accrued liabilities – related parties	718,498	540,003
Short Term Loans due to Related Parties	135,000	-
Deferred revenue	943,500	943,500

Total current liabilities	2,153,597	1,756,985

Commitments and Contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 5,139,704 and 5,121,384 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5,139	5,121
Additional paid-in capital	26,692,232	26,263,670
Accumulated deficit	(5,632,343)	(4,774,699)

Total stockholders’ equity	21,065,028	21,494,092

Total liabilities and stockholders’ equity	$23,218,625	$23,251,077

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

REVENUE	$-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General & Administrative	857,037	313,835
Total Operating Expenses	857,037	313,835

LOSS FROM OPERATIONS	(857,037)	(313,835)

OTHER INCOME (EXPENSE)
Interest and Other Income	300	328
Interest Expense	(907)

Total Other Income (Expense)	(607)	328

LOSS BEFORE INCOME TAXES	(857,644)	(313,507)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(857,644)	$(313,507)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.09)

WEIGHTED AVERAGE SHARES	5,128,984	3,469,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023	3,460,459	$3,460	-	$-	$2,141,740	$(2,017,012)	$128,188

Common Stock for Services	1,767	2			23,497		23,499
Stock Option Compensation					64,300		64,300
Restricted Stock Awards	3,572	3			29,997		30,000
Sale of Common Stock	26,123	26			255,974		256,000

Net loss	-	-	-		-	(313,507)	(313,507)

Balances, March 31, 2024	3,491,921	$3,491	-	$-	$2,515,508	$(2,330,519)	$188,480

Balances, December 31, 2024	5,121,384	$5,121	-	$-	$26,263,670	$(4,774,699)	$21,494,092

Common Stock for Services	18,320	18			115,562		115,580
Stock Based Compensation	-	-			313,000		313,000

Net loss						(857,644)	(857,644)

Balances, March 31, 2025	5,139,704	$5,139	-	$-	$26,692,232	$(5,632,343)	$21,065,028

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(857,644)	$(313,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock issued for services	115,580	23,499
Stock Compensation Expense	313,000	94,300

Changes in operating assets and liabilities:
Prepaid expenses and other assets	25,000	11,000
Accounts payable and accrued liabilities	83,117	18,328
Accounts payable and accrued liabilities – Related Parties	178,495	-

Net cash used in operating activities	(142,452)	(166,380)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	-	256,000
Proceeds from Short term Loan – Related Parties	135,000	-
Deferred Offering Costs	(52,150)	-

Net cash provided by financing activities	82,850	256,000

Net (decrease) increase in cash and cash equivalents	(59,602)	89,620
Cash and cash equivalents at beginning of period	156,087	152,417

Cash and cash equivalents at end of period	$96,485	$242,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of the date of this filing, the Development Projects are in various stages of development and have not yet achieved commercial operation. The Company expects that certain BESS projects may be collocated with solar projects, depending on site configuration and permitting.

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

Going Concern

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, negative cash flows from operations, and is dependent on additional financing to fund operations. We incurred a net loss of approximately $0.9 million and $0.3 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company had cash and cash equivalents of approximately $0.1 million and an accumulated deficit of approximately $5.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company will need additional funding to sustain operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s operations and business activities and working capital needs. Management’s plans include attempting to secure additional required funding through equity or debt financings if available, seeking to enter into one or more strategic agreements regarding, or sales of development rights. There is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the annual financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on May 30, 2025.

In the opinion of the Company’s management, the information in these condensed financial statements reflects all adjustments, all of which are of a normal and recurring nature necessary for a fair statement of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The unaudited consolidated financial statements represent the consolidation of the accounts of the Company, its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to variable consideration and stock based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Significant Accounting Policies

There have been no material changes to the accounting policies discussed in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on May 30, 2025.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 1,000,000,000 shares. As of March 31, 2025 and December 31, 2024, there were 5,139,704 and 5,121,384 common shares issued and outstanding, respectively.

The total number of authorized shares of our preferred stock, par value $0.001 per share, was 10,000,000. There was no preferred stock outstanding as of March 31, 2025 and December 31, 2024.

During the year ended December 31, 2024 the Company sold 64,337 unregistered shares of its Common Stock to eight private investors for an aggregate of $576,000 ($7.00 - $11.20 per share)

The Company issued 18,320 shares of unregistered shares of its Common Stock for services valued at $115,580 for the three months ended March 31, 2025.

NOTE 4. STOCK OPTIONS

As of March 31, 2025 there were 964,286 options outstanding. The Company does not have an adopted option plan and can issue stock options up to the amount of authorized shares that are not issued and outstanding as of March 31, 2025.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options typically may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At March 31, 2025, we had approximately $4.4 million unrecognized stock-based compensation related to stock options expected to be recognized over the next 2.0 years on a weighted average.

Stock option transactions during the period ended March 31, 2025 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2024	966,072	$102.75	9.0	$-
Options Granted	-	-
Options Exercised	-	-
Options Forfeited or Cancelled	(1,786)	14.70
Options Expired	-	-
Outstanding and Vested or Expected to Vest at March 31, 2025	964,286	102.91	9.0	-
Options Exercisable at March 31, 2025	246,429	4.69	8.0	$-

No options were exercised during the period ended March 31, 2025.

We recognized $289,000 and $64,300 related to stock options for the periods ended March 31, 2025 and 2024, respectively.

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award transactions during the three months ended March 31, 2025 were as follows:

	March 31, 2025
	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning of Period	69,883	$34.05
Granted	-	-
Vested	(2,143)	11.20
Forfeited or Cancelled RSAs	-	-
Unvested at End of Period	67,740	$34.42

At March 31, 2025, we had approximately $0.1 million unrecognized stock-based compensation related to restricted stock awards. The weighted average non-performance based will be recognized over the next 0.5 years.

There are 9,483,720 performance RSAs unvested with a weighted average grant date fair value of $2.3 million at March 31,2025.

We recognized $24,000 and $30,000 related to restricted stock awards for the three months ended March 31, 2025 and 2024, respectively.

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

Emergen, formed immediately prior to the transaction, held only early-stage renewable-energy development rights and no liabilities or operating activities. Accordingly, management concluded the transaction is an asset acquisition rather than a business combination.

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

Because payment is contingent on future project-financing milestones, no PMSA liabilities have been recognized as of March 31, 2025.

NOTE 7. SOLAR PROJECTS SALE

On May 30, 2024, Emergen Energy LLC (“Emergen”) entered into a Project Sale Agreement (“PSA”) with Bridgelink Development, LLC (“Bridgelink”) covering 2.425 GW of green-field solar projects (the “Greenfield Projects”). Bridgelink simultaneously resold the projects to an unrelated third-party purchaser (“Purchaser”).

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

NOTE 9 SEGMENT INFORMATION

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

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Salaries and Payroll Expenses	178,000	48,500
Legal Fees	3,266	102,248
Stock-based compensation	313,000	94,300
Investor relations	120,151	418
Audit Costs	38,000	17,750
Contract Services	94,605	-
Rent	4,965	4,670
Other operating expenses	105,050	45,949
Total Operating Expenses	857,037	313,835
Loss (Income) from Operations	(857,037)	(313,835)
Interest Income and Other (Expenses), net	(607)	328
Net loss before Income Tax	$(857,644)	$(313,507)

NOTE 10 COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims, legal actions, and regulatory proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 11. SUBSEQUENT EVENTS

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

Status of accounting evaluation. This agreement was executed after March 31, 2025; therefore, no amounts related to the joint venture are reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bimergen Energy Corporation (the “Company,” “Bimergen Energy,” “our” or “we”) is for the three months ended March 31, 2025 and 2024. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 and the accompanying notes for such period included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2022. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Comparison of the three month period ended March 31, 2025 with the three month period ended March 31, 2024.

The Company has generated no revenues from its primary business for the three months ended March 31, 2025 and March 31, 2024.

During the three months ended March 31, 2025, we incurred $857,037 of general and administrative expenses compared to $313,835 for the same period in 2024. General and administrative expenses have increased primarily related to approximately $313,000 of non-cash stock compensation expense and $95,000 contractor fees related to the Emergen projects.

As a result of the foregoing, we had net loss of ($857,644) for the three months ended March 31, 2025, compared to a net loss of ($313,507) for the three months ended March 31, 2024.

Contractual Obligations and Commitments

As of March 31, 2025 and December 31, 2024, we had total current liabilities of $2.2 million and $1.8 million, respectively, and current assets of $1.0 million and $1.0 million, respectively, to meet our current obligations. As of March 31, 2025, we had working capital of ($1.2 million) as compared to working capital of ($0.7 million) as of December 31, 2024.

For the three months ended March 31, 2025, cash used by operations was approximately ($142,000) which primarily included the net loss of approximately ($858,000) but adjusted for the non-cash stock based compensation of $313,000, common stock issued for legal services of $116,000, an increase in accounts payable of $85,000 compared to approximately ($166,000) cash used by operations which primarily included the net loss of approximately ($313,000) but adjusted for the non-cash stock based compensation of $94,000

For the three months ended March 31, 2025, cash provided by financing was approximately $83,000 including proceeds of $135,000 from short term loan due to a related party compared to $256,000 provided for the three months ended March 31, 2024 from sale of common stock.

The Company received and recorded as deferred revenue during 2024 a $943,500 deposit payment from the Project Sale Agreement with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects. The total amount to be received by Emergen for the projects sold to Bridgelink is expected to be $19,400,000 unless certain of the projects are returned without development to the payment milestones. We have paid EIP $250,000 during 2024 related to the $943,500 deposit and owe an additional $339,688 currently recorded in due to related party. EIP will be due 62.5% of the proceeds received related to the Project Sale Agreement. If the remaining $18.5 million is received from the ultimate purchaser via Bridgelink we will owe EIP $11.5 million for their portion per the agreement.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of March 31, 2025, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational and development costs to develop and construct our planned BESS and Solar projects that are part of the Development Project rights we acquired upon completion of the acquisition of Emergen. As the Development Projects are in their early phase of development, we have not determined the amount of capital needed to complete their development or operate them until sufficient cash is generated from their operations. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Development Projects depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 30, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025 (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2025, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2024 and as of March 31, 2025, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, (iii) insufficient segregation of duties and (iv) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas.

These material weaknesses contributed to the following additional material weakness: we did not design and maintain effective (i) general controls over information systems that support the financial reporting process, (ii) controls over the completeness and accuracy of information used in the operation of control activities across substantially all financial statement areas, and (iii) management review controls at a sufficient level of precision to detect a material misstatement across substantially all financial statement areas that involve complex and judgmental areas of accounting and disclosure.

There were no adjustments that resulted from the above material weaknesses. However, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the quarter ended March 31, 2025 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During February 2025, the Company issued 18,000 shares of its restricted Common Stock to an investor relations firm for six months of investor relations services. The shares were valued at $113,400.

As of March 31, 2025, the Company agreed to issue 320 shares of its Common Stock to its legal counsel as partial payment for legal services for the three months ended March 31, 2025. The shares were valued at $2,180.

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

Bimergen Energy Corporation

Date: June 9, 2025	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2025	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

