Form 10-Q
period 2025-06-30
Bimergen Energy Corp
filed 2025-08-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2025

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

At August 1, 2025, there were 3,857,906 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS

Current assets:
Cash and cash equivalents	$21,344	$156,087
Deferred offering costs	312,632	222,497
Prepaid expense	600,293	650,293

Total current assets	934,269	1,028,877

Intangible assets	22,222,200	22,222,200

Total assets	$23,156,469	$23,251,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	358,522	273,482
Accounts payable and accrued liabilities – related parties	904,497	540,003
Short Term Loans due to Related Parties	415,300	-
Deferred revenue	943,500	943,500

Total current liabilities	2,621,819	1,756,985

Commitments and Contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 3,857,906 and 5,121,384 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,858	5,121
Additional paid-in capital	26,984,544	26,263,670
Accumulated deficit	(6,453,752)	(4,774,699)

Total stockholders’ equity	20,534,650	21,494,092

Total liabilities and stockholders’ equity	$23,156,469	$23,251,077

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General & Administrative	816,069	822,900	1,673,106	1,136,735
Total Operating Expenses	816,069	822,900	1,673,106	1,136,735

LOSS FROM OPERATIONS	(816,069)	(822,900)	(1,673,106)	(1,136,735)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	300	328
Interest Expense	(5,340)	-	(6,247)	-

Total Other Income (Expense)	(5,340)	-	(5,947)	328

LOSS BEFORE INCOME TAXES	(821,409)	(822,900)	(1,679,053)	(1,136,407)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(821,409)	$(822,900)	$(1,679,053)	$(1,136,407)

BASIC AND DILUTED LOSS PER SHARE	$(0.16)	$(0.18)	$(0.33)	$(0.28)

WEIGHTED AVERAGE SHARES	5,059,458	4,672,424	5,094,472	4,075,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023	3,460,459	$3,460	-	$-	$2,141,740	$(2,017,012)	$128,188

Common Stock for Services	1,767	2			23,497		23,499
Stock Option Compensation					64,300		64,300
Restricted Stock Awards	3,572	3			29,997		30,000
Sale of Common Stock	26,123	26			255,974		256,000

Net loss	-	-	-		-	(313,507)	(313,507)

Balances, March 31, 2024	3,491,921	$3,491	-	$-	$2,515,508	$(2,330,519)	$188,480

Common Stock for Services	2,015	2			24,896		24,898
Stock Option Compensation					493,780		493,780
Restricted Stock Awards	10,714	11			(11)		-
Sale of Common Stock	12,500	13			139,987		140,000
Common Stock issued for the acquisition of Emergen Energy, LLC	1,587,300	1,587			22,220,613		22,222,200
Net loss	-	-	-		-	(822,900)	(822,900)

Balances, June 30, 2024	5,104,450	$5,104	-	$-	$25,394,773	$(3,153,419)	$22,246,458

Balances, December 31, 2024	5,121,384	$5,121	-	$-	$26,263,670	$(4,774,699)	$21,494,092

Common Stock for Services	18,320	18			115,562		115,580
Stock Based Compensation	-	-			313,000		313,000

Net loss						(857,644)	(857,644)

Balances, March 31, 2025	5,139,704	$5,139	-	$-	$26,692,232	$(5,632,343)	$21,065,028

Common Stock for Services	296	1			2030		2,031
Common Stock related to Reverse Split Fractional Shares	5,600	6			(6)		-
Common stock shares cancelled related to the resolution of litigation	(1,287,694)	(1,288)			1,288		-
Stock Based Compensation	-	-			289,000		289,000

Net loss						(821,409)	(821,409)

Balances, June 30, 2025	3,857,906	$3,858	-	$-	$26,984,544	$(6,453,752)	$20,534,650

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,679,053)	$(1,136,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock issued for services	117,611	48,397
Stock Compensation Expense	602,000	588,080

Changes in operating assets and liabilities:
Prepaid expenses and other assets	50,000	11,000
Accounts payable and accrued liabilities	85,040	144,697
Accounts payable and accrued liabilities – Related Parties	364,494	-
Deferred revenue		943,500

Net cash provided by (used in) operating activities	(459,908)	599,267

Cash flows from financing activities:
Cash from Sale of Common Stock, net	-	396,000
Proceeds from Short term Loan – Related Parties	415,300	-
Deferred Offering Costs	(90,135)	(93,830)

Net cash provided by financing activities	325,165	302,170

Net (decrease) increase in cash and cash equivalents	(134,743)	901,437
Cash and cash equivalents at beginning of period	156,087	152,417

Cash and cash equivalents at end of period	$21,344	$1,053,854

Supplementary disclosure of non-cash investing and financing activities:
Common Stock cancelled related to litigation resolutions – 1,287,694	-	-
Common Stock issued in exchange for 100% equity interest in Emergen Energy LLC – 222,222,000 Common Shares	$-	$22,222,200

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

Going Concern

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, negative cash flows from operations, and is dependent on additional financing to fund operations. We incurred a net loss of approximately $1.7 million and $1.1 million for the six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company had cash and cash equivalents of approximately $0.02 million and an accumulated deficit of approximately $6.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company will need additional funding to sustain operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s operations and business activities and working capital needs. Management’s plans include attempting to secure additional required funding through equity or debt financings if available, seeking to enter into one or more strategic agreements regarding, or sales of development rights. There is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 1,000,000,000 shares. As of June 30, 2025 and December 31, 2024, there were 3,857,906 and 5,121,384 common shares issued and outstanding, respectively.

The total number of authorized shares of our preferred stock, par value $0.001 per share, was 10,000,000. There was no preferred stock outstanding as of June 30, 2025 and December 31, 2024.

During the year ended December 31, 2024 the Company sold 64,337 unregistered shares of its Common Stock to eight private investors for an aggregate of $576,000 ($7.00 - $11.20 per share)

The Company issued 18,616 shares of unregistered shares of its Common Stock for services valued at $117,611 for the six months ended June 30, 2025.

NOTE 4. STOCK OPTIONS

As of June 30, 2025 there were 964,286 options outstanding. The Company does not have an adopted option plan and can issue stock options up to the amount of authorized shares that are not issued and outstanding as of June 30, 2025.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options typically may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At June 30, 2025, we had approximately $3.9 million unrecognized stock-based compensation related to stock options expected to be recognized over the next 3.3 years on a weighted average.

Stock option transactions during the period ended June 30, 2025 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2024	966,072	$102.75	9.0	$-
Options Granted	-	-
Options Exercised	-	-
Options Forfeited or Cancelled	(1,786)	14.70
Options Expired	-	-
Outstanding and Vested or Expected to Vest at June 30, 2025	964,286	102.91	8.5	-
Options Exercisable at June 30, 2025	386,429	28.35	8.1	$-

No options were exercised during the period ended June 30, 2025.

We recognized stock compensation of $554,000 and $558,080 related to stock options for the six months ended June 30, 2025 and 2024, respectively, including $289,000 and $64,300 related to stock options for the three months ended June 30, 2025 and 2024, respectively.

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award transactions during the six months ended June 30, 2025 were as follows:

	June 30, 2025
	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning of Period	69,883	$34.05
Granted	-	-
Vested	(4,285)	11.20
Forfeited or Cancelled RSAs	-	-
Unvested at End of Period	65,598	$35.18

At June 30, 2025, we had approximately $0.1 million unrecognized stock-based compensation related to restricted stock awards. The weighted average non-performance based will be recognized over the next 0.5 years.

There are 65,598 performance RSAs unvested with a weighted average grant date fair value of $2.3 million at June 30, 2025.

We recognized stock compensation of $48,000 and $54,000 related to restricted stock awards for the six months ended June 30, 2025 and 2024, respectively, including $24,000 and $0 related to restricted stock awards for the six months ended June 30, 2025 and 2024, respectively.

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

Because payment is contingent on future project-financing milestones, no PMSA liabilities have been recognized as of June 30, 2025.

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

Under the Project Management Services Agreement (“PMSA”), Emergen remits 62.5 % of amounts received to Energy Independent Partners LLC (“EIP”), an entity controlled by Cole Johnson, and retains 37.5%. Accordingly, $0.25 million of the June 2024 deposit was paid to EIP and the remaining $0.4 million remains deferred and recorded as accounts payable and accrued liabilities – related parties. Additional EIP payments will be recorded only when Bridgelink remits milestone proceeds. Bridgelink may return a project, without refund, only if no milestone payment has yet been made and the return occurs within seven years of the PSA’s effective date. A December 31, 2024 amendment clarified that all funds paid to Emergen are non-refundable and limited the return option as noted above; all other material terms remain unchanged.

NOTE 8. RELATED PARTY TRANSACTIONS

All transactions described in Notes to the Financial Statements 6 and 7 were transacted with a now related party, Cole Johnson, President and Director, as of the April 24, 2024 acquisition of Emergen Energy, LLC. All negotiations related to these transactions were prior to Cole Johnson being a related party to Bimergen.

During the six months ended June 30, 2025 the Company issued seven unsecured promissory notes, aggregating $415,300, to EIP, an entity controlled by president and director Cole Johnson. The notes were executed per the schedule below:

Promissory Notes Executed:

March 3, 2025	$60,000
March 28, 2025	$75,000
April 22, 2025	$25,000
April 30, 2025	$75,000
May 30, 2025	$77,300
June 9, 2025	$28,000
June 30, 2025	$50,000
$415,300

The notes bear simple interest at 9.5 percent per annum, mature on December 31, 2025, are pre-payable without penalty, and were used to fund working-capital for operating expenses.  Accrued interest at June 30, 2025 was approximately $4,600.

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

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Salaries and Payroll Expenses	182,000	65,500	360,000	114,000
Legal Fees	10,483	101,713	13,749	203,961
Stock-based compensation	289,000	493,780	602,000	588,080
Investors Relations	5,227	24,268	125,378	24,686
Audit Costs	131,250	9,750	169,250	27,500
Contract Services	143,615	83,171	293,120	83,171
Rent	4,824	4,473	9,789	9,143
Other operating expenses	49,670	40,245	99,820	86,194
Total Operating Expenses	816,069	822,900	1,673,106	1,136,735
Loss (Income) from Operations	(816,069)	(822,900)	(1,673,106)	(1,136,735)
Interest Income and Other (Expenses), net	(5,340)	-	(5,947)	328
Net loss before Income Tax	$(821,409)	$(822,900)	$(1,679,053)	$(1,136,407)

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

Joint-Venture Agreement with RelyEZ Energy Group

On April 20, 2025, the Company’s wholly-owned subsidiary, Emergen Energy, LLC, executed a definitive agreement with RelyEZ Energy Group to form a joint venture to develop, construct and operate up to 2 GW of utility-scale battery-energy-storage projects (2- to 4-hour BESS) in the United States through 2027.

Ownership and economics. Until project refinancing, each project SPV will be owned 80 percent by RelyEZ and 20 percent by Emergen. After refinancing, the Company may repurchase RelyEZ’s interest at cost plus a 12 percent annual return.

Capital commitments. RelyEZ has committed up to $50 million, including an initial $10 million funding within ten days of closing.  Emergen will contribute up to $12.5 million on a 20 percent pro-rata basis after RelyEZ’s first $10 million is funded. Because the closing conditions (including RelyEZ’s initial funding) had not been satisfied as of June 30, 2025, the Company had no present funding obligation and no liability recorded in these financial statements. This mezzanine capital will be used to advance long-lead items and qualifying the BESS projects for permanent debt financing.

Status of accounting evaluation. The agreement had not closed as of June 30, 2025; therefore no assets, liabilities, revenues or expenses related to the joint venture are reflected in the accompanying financial statements. Management will assess variable-interest-entity (VIE) status and consolidation under ASC 810 when the venture is legally formed and capitalized.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to June 30, 2025 the Company has issued three additional unsecured promissory notes to EIP under terms substantially identical to those described in Note 8, totaling $175,000 of principal.

Joint-Venture Agreement with RelyEZ Energy Group

On August 11, 2025, RelyEZ completed the funding as required by the definitive agreement to the Joint Venture which satisfies the closing conditions of the definitive agreement.

Joint-Venture Agreement Letter of Agreement with Cox Energy Group

On August 11, 2025, the Company’s wholly-owned subsidiary, Emergen Energy, LLC, executed a letter of agreement (LOA) with Cox Energy Group (operating from Madrid, Spain) to form a joint venture to develop, construct and operate up to 1 GW of utility-scale battery-energy-storage projects in the United States to reach ready-to-build status during calendar years 2025 and 2026.

Ownership and economics. Until project refinancing, it is anticipated that each project entity will be owned 75 percent by Cox and 25 percent by Emergen. After refinancing, it is expected that Cox will maintain at least 51% equity ownership.

Capital commitments. Cox has agreed to an initial capital commitment of $10 million to fund pre-construction and early-stage construction activities. The Cox JV agreement allows for a total of up to $200 million of equity financing if the parties mutually agree on project-acceptance terms. This capital will serve as the equity component (typically 10 - 20%) required for permanent debt financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bimergen Energy Corporation (the “Company,” “Bimergen Energy,” “our” or “we”) is for the six months ended June 30, 2025 and 2024. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the six months ended June 30, 2025 and 2024. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Payment for Service. The Issuer agreed to pay Energy Independent Partners the following fees for providing the Services:

BESS Development Fees. In consideration of the provision of the Services related to the BESS Development Projects, and subject to the terms and conditions herein, during the Term, The Company shall pay EIP the following amounts per BESS Development Project: $0.035 per W for each applicable BESS Development Project, subject to such BESS Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“BESS Development Fees”). Currently, the Company is focusing on developing the BESS projects and the total fees related to all 23 of the BESS projects would be the $0.035 per watt multiplied by the estimated capacity 1.965 GW (1,965,000,000 watts) or approximately $69 million.

Solar Development Fees. In consideration of the provision of the Services related to the Solar Development Projects, and subject to the terms and conditions herein, during the Term, The Company shall pay EIP the following amounts per Solar Development Project: $0.035 per W for each applicable Solar Development Project, subject to such Solar Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“Solar Development Fees”). The Solar projects still in the Emergen portfolio have an estimated capacity of 1.640 GW and would have Solar Development Fees of approximately $57 million if developed.

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

Timing of Payment of Fees

The BESS Development Fees shall be due and payable upon (i) The Company, or any of its Affiliates, receiving project financing directly related to and collateralized by BESS Projects, this specifically excludes any general public or private offerings by The Company not directly related to financing a BESS Project, and (ii) when a BESS Project’s financing funding terms is sufficient to pay the project specific Development Fees. EIP will be paid on the same timing as the funding terms. For example: if the terms for development fees are 50% at acceptance, 40% RTB and 10% at COD then EIP will be paid as the project development fees are funded.

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

Results of Operations

Comparison of the three month period ended June 30, 2025 with the three month period ended June 30, 2024.

The following table summarizes our results of operations for the periods presented:

The Company has generated no revenues from its primary business for the three months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	$ Change	% Change
OPERATING EXPENSES
General & Administrative	816,069	822,900	(6,831)	-1%
Total Operating Expenses	816,069	822,900	(6,831)	-1%
LOSS FROM OPERATIONS	(816,069)	(822,900)	6,831	-1%
OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	-	-
Interest Income	-	-	-	-
Interest Expense	(5,340)	-	(5,340)	100%
Total Other Income (Expense)	(5,340)	-	(5,340)	100%
NET LOSS	(821,409)	(822,900)	1,491	0%

General and administrative expenses have been overall consistent for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. There were increases of approximately $60,000 of Emergen consulting and contractor fees related to the Emergen projects, $120,000 of audit costs and $120,000 in officer salaries. The notable decrease was $90,000 in legal fees related to a litigation that was resolved in our favor during 2025 resulting in the cancellation of the defendant’s common stock.

Comparison of the six month period ended June 30, 2025 with the six month period ended June 30, 2024.

The following table summarizes our results of operations for the periods presented:

The Company has generated no revenues from its primary business for the six months ended June 30, 2025 and June 30, 2024.

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024	$ Change	% Change
OPERATING EXPENSES
General & Administrative	1,673,106	1,136,735	536,371	47%
Total Operating Expenses	1,673,106	1,136,735	536,371	47%
LOSS FROM OPERATIONS	(1,673,106)	(1,136,735)	(536,371)	47%
OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	300	328	(28)	-9%
Interest Income	-	-	-	-
Interest Expense	(6,247)	-	(6,247)	100%
Total Other Income (Expense)	(5,947)	328	(6,275)	100%
NET LOSS	(1,679,053)	(1,136,407)	(542,646)	48%

General and administrative expenses have increased primarily related to approximately $100,000 of investor relations expense, $210,000 of Emergen consulting and contractor fees related to the Emergen projects, $140,000 of audit costs and $250,000 in officer salaries. The notable decrease was $190,000 in legal fees related to a litigation that was resolved in our favor during 2025 resulting in the cancellation of the defendant’s common stock.

Contractual Obligations and Commitments

As of June 30, 2025 and December 31, 2024, we had total current liabilities of $2.6 million and $1.8 million, respectively, and current assets of $0.9 million and $1.0 million, respectively, to meet our current obligations. As of June 30, 2025, we had working capital of ($1.7 million) as compared to working capital of ($0.7 million) as of December 31, 2024.

For the six months ended June 30, 2025, cash used by operations was approximately ($460,000) which primarily included the net loss of approximately ($1,700,000) but adjusted for the non-cash stock based compensation of $602,000, common stock issued for legal services of $118,000, an increase in accounts payable (including related parties) of $450,000 compared to approximately $600,000 cash provided by operations which primarily included the net loss of approximately ($1,100,000) but adjusted for the non-cash stock based compensation of $588,000 and deferred revenue of $943,500.

For the six months ended June 30, 2025, cash provided by financing was approximately $325,000 including proceeds of $415,300 from short term loans due to a related party compared to $300,000 provided for the six months ended June 30, 2024 primarily from sale of common stock.

At June 30, 2025, the Company has $415,300 of unsecured notes to a related party with a due date of December 31, 2025.

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

If the RelyEZ joint-venture closing occurs as expected in Q3-2025, the Company would be required to fund up to $12.5 million of capital calls over the ensuing 24 months. Management is evaluating debt and equity alternatives to meet those obligations.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of June 30, 2025, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational and development costs to develop and construct our planned BESS and Solar projects that are part of the Development Project rights we acquired upon completion of the acquisition of Emergen. As the Development Projects are in their early phase of development, we have not determined the amount of capital needed to complete their development or operate them until sufficient cash is generated from their operations. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Development Projects depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 30, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the six months ended June 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025 (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2024 and as of June 30, 2025, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, (iii) insufficient segregation of duties and (iv) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Current Status

The case is concluded and the Company has recovered 386,309 shares of the Company’s common stock from the C. Cao Settlement Agreement and the Thomason Settlement Agreement. The Company cancelled the remaining 1,287,694 shares of the Company’s common stock as of June 24, 2025 through the default judgment against Mr. Cao, Ms. Dao and B & B Investment in the Cao State Court Lawsuit.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the six months ended June 30, 2025 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During February 2025, the Company issued 18,000 shares of its restricted Common Stock to an investor relations firm for six months of investor relations services. The shares were valued at $113,400.

As of June 30, 2025, the Company agreed to issue 296 shares of Common Stock and issued 320 shares of its Common Stock to its legal counsel as partial payment for legal services for the six months ended June 30, 2025. The shares were valued at $4,211.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Joint-Venture Agreement Letter of Agreement with Cox Energy Group

On August 11, 2025, the Company’s wholly-owned subsidiary, Emergen Energy, LLC, executed a letter of agreement (LOA) with Cox Energy Group (operating from Madrid, Spain) to form a joint venture to develop, construct and operate up to 1 GW of utility-scale battery-energy-storage projects in the United States to reach ready-to-build status during calendar years 2025 and 2026.

Ownership and economics. Until project refinancing, it is anticipated that each project entity will be owned 75 percent by Cox and 25 percent by Emergen. After refinancing, it is expected that Cox will maintain at least 51% equity ownership.

Capital commitments. Cox has agreed to an initial capital commitment of $10 million to fund pre-construction and early-stage construction activities. The Cox JV agreement allows for a total of up to $200 million of equity financing if the parties mutually agree on project-acceptance terms. This capital will serve as the equity component (typically 10 - 20%) required for permanent debt financing.

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

Bimergen Energy Corporation

Date: August 14, 2025	By:	/s/ Benjamin Tran
Benjamin Tran
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

