Form 10-Q
period 2025-09-30
Bimergen Energy Corp
filed 2025-11-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2025

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

(855) 946-0154

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

At October 31, 2025, there were 3,867,906 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS

Current assets:
Cash and cash equivalents	$74,087	$156,087
Deferred offering costs	343,506	222,497
Prepaid expense	589,688	650,293

Total current assets	1,007,281	1,028,877

Intangible assets	22,222,200	22,222,200

Total assets	$23,229,481	$23,251,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	468,131	273,482
Accounts payable and accrued liabilities – related parties	1,102,978	540,003
Short Term Loans due to Related Parties	825,700	-
Deferred revenue	943,500	943,500

Total current liabilities	3,340,309	1,756,985

Commitments and Contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 3,857,906 and 5,121,384 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,858	5,121
Additional paid-in capital	28,134,544	26,263,670
Accumulated deficit	(8,249,230)	(4,774,699)

Total stockholders’ equity	19,889,172	21,494,092

Total liabilities and stockholders’ equity	$23,229,481	$23,251,077

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General & Administrative	1,780,235	811,752	3,453,341	1,948,487
Total Operating Expenses	1,780,235	811,752	3,453,341	1,948,487

LOSS FROM OPERATIONS	(1,780,235)	(811,752)	(3,453,341)	(1,948,487)

OTHER INCOME (EXPENSE)
Other Income (Expense)	-	-	300	328
Interest Expense	(15,243)	-	(21,490)	-

Total Other Income (Expense)	(15,243)	-	(21,190)	328

LOSS BEFORE INCOME TAXES	(1,795,478)	(811,752)	(3,474,531)	(1,948,159)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,795,478)	$(811,752)	$(3,474,531)	$(1,948,159)

BASIC AND DILUTED LOSS PER SHARE	$(0.47)	$(0.16)	$(0.74)	$(0.44)

WEIGHTED AVERAGE SHARES	3,857,906	5,121,406	4,677,754	4,426,996

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023	3,460,459	$3,460	-	$-	$2,141,740	$(2,017,012)	$128,188

Common Stock for Services	1,767	2	-	-	23,497	-	23,499
Stock Option Compensation				-	64,300	-	64,300
Restricted Stock Awards	3,572	3	-	-	29,997	-	30,000
Sale of Common Stock	26,123	26	-	-	255,974	-	256,000

Net loss	-	-	-	-	-	(313,507)	(313,507)

Balances, March 31, 2024	3,491,921	$3,491	-	$-	$2,515,508	$(2,330,519)	$188,480

Common Stock for Services	2,015	2	-	-	24,896	-	24,898
Stock Option Compensation			-	-	493,780	-	493,780
Restricted Stock Awards	10,714	11	-	-	(11)	-	-
Sale of Common Stock	12,500	13	-	-	139,987	-	140,000
Common Stock issued for the acquisition of Emergen Energy, LLC	1,587,300	1,587	-	-	22,220,613	-	22,222,200
Net loss	-	-	-	-	-	(822,900)	(822,900)

Balances, June 30, 2024	5,104,450	$5,104	-	$-	$25,394,773	$(3,153,419)	$22,246,458

Common Stock for Services	1,889	2	-	-	17,926	-	17,928
Stock Option Compensation	-	-	-	-	339,881	-	339,881
Restricted Stock Awards	17,143	17	-	-	(17)	-	-
Net loss	-	-	-	-	-	(811,752)	(811,752)

Balances, September 30, 2024	5,123,482	$5,123	-	$-	$25,752,563	$(3,965,171)	$21,792,515

Balances, December 31, 2024	5,121,384	$5,121	-	$-	$26,263,670	$(4,774,699)	$21,494,092

Common Stock for Services	18,320	18	-	-	115,562	-	115,580
Stock Based Compensation	-	-	-	-	313,000	-	313,000

Net loss	-	-	-	-	-	(857,644)	(857,644)

Balances, March 31, 2025	5,139,704	$5,139	-	$-	$26,692,232	$(5,632,343)	$21,065,028

Common Stock for Services	296	1	-	-	2030	-	2,031
Common Stock related to Reverse Split Fractional Shares	5,600	6	-	-	(6)	-	-
Common stock shares cancelled related to the resolution of litigation	(1,287,694)	(1,288)	-	-	1,288	-	-
Stock Based Compensation	-	-	-	-	289,000	-	289,000

Net loss	-	-	-	-	-	(821,409)	(821,409)

Balances, June 30, 2025	3,857,906	$3,858	-	$-	$26,984,544	$(6,453,752)	$20,534,650

Stock Based Compensation	-	-	-	-	1,150,000	-	1,150,000

Net loss	-	-	-	-	-	(1,795,478)	(1,795,478)

Balances, September 30, 2025	3,857,906	$3,858	-	$-	$28,134,544	$(8,249,230)	$19,889,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,474,531)	$(1,948,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock issued for services	117,611	66,325
Stock Compensation Expense	1,752,000	927,961

Changes in operating assets and liabilities:
Prepaid expenses and other assets	60,606	(249,000)
Accounts payable and accrued liabilities	194,649	176,267
Accounts payable and accrued liabilities – Related Parties	562,975	-
Deferred revenue	-	943,500

Net cash used in operating activities	(786,690)	(83,106)

Cash flows from financing activities:
Cash from Sale of Common Stock, net	-	396,000
Proceeds from Short term Loan – Related Parties	825,700	-
Deferred Offering Costs	(121,010)	(166,806)

Net cash provided by financing activities	704,690	229,194

Net (decrease) increase in cash and cash equivalents	(82,000)	146,088
Cash and cash equivalents at beginning of period	156,087	152,417

Cash and cash equivalents at end of period	$74,087	$298,505

Supplementary disclosure of non-cash investing and financing activities:
Common Stock cancelled related to litigation resolutions – 1,287,694	-	-
Common Stock issued in exchange for 100% equity interest in Emergen Energy LLC – 222,222,000 Common Shares	$-	$22,222,200

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

Going Concern

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, negative cash flows from operations, and is dependent on additional financing to fund operations. We incurred a net loss of approximately $3.5 million and $1.9 million for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the Company had cash and cash equivalents of approximately $0.07 million and an accumulated deficit of approximately $8.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company will need additional funding to sustain operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s operations and business activities and working capital needs. Management’s plans include attempting to secure additional required funding through equity or debt financings if available, seeking to enter into one or more strategic agreements regarding, or sales of development rights. There is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 1,000,000,000 shares. As of September 30, 2025 and December 31, 2024, there were 3,857,906 and 5,121,384 common shares issued and outstanding, respectively.

The total number of authorized shares of our preferred stock, par value $0.001 per share, was 10,000,000. There was no preferred stock outstanding as of September 30, 2025 and December 31, 2024.

During the year ended December 31, 2024 the Company sold 64,337 unregistered shares of its Common Stock to eight private investors for an aggregate of $576,000 ($7.00 - $11.20 per share)

The Company issued 18,616 shares of unregistered shares of its Common Stock for services valued at $117,611 for the nine months ended September 30, 2025.

NOTE 4. STOCK OPTIONS

As of September 30, 2025 there were 1,414,286 options outstanding. The Company does not have an adopted option plan and can issue stock options up to the amount of authorized shares that are not issued and outstanding as of September 30, 2025.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options typically may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At September 30, 2025, we had approximately $2.1 million unrecognized stock-based compensation related to stock options expected to be recognized over the next 3.0 years on a weighted average.

Stock option transactions during the period ended September 30, 2025 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2024	966,072	$102.75	9.0	$-
Options Granted	450,000	4.50
Options Exercised	-	-
Repriced legacy Options (modification)	(700,000)	140.00
Reissued legacy options (repriced)	700,000	4.50	8.5
Options Forfeited or Cancelled	(1,786)	14.70
Options Expired	-	-
Outstanding and Vested or Expected to Vest at September 30, 2025	1,414,286	4.53	8.8	-
Options Exercisable at September 30, 2025	526,429	4.59	8.4	$-

On August 26, 2025, the Company repriced 700,000 outstanding stock options originally granted in prior periods from a weighted-average exercise price of $ 140.00 to $ 4.50 per share. The modification was accounted for in accordance with ASC 718. The incremental fair value of the modified awards, measured on the modification date, was approximately $1,518,000, of which $318,000 related to vested awards was recognized immediately and the remainder will be recognized prospectively over the remaining vesting periods.

No options were exercised during the period ended September 30, 2025.

We recognized stock compensation of $1,780,000 and $849,961 related to stock options for the nine months ended September 30, 2025 and 2024, respectively, including $863,000 and $315,881 related to stock options for the three months ended September 30, 2025 and 2024, respectively.

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award transactions during the nine months ended September 30, 2025 were as follows:

	September 30, 2025
	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning of Period	69,883	$34.05
Granted	-	-
Vested	(6,428)	11.20
Forfeited or Cancelled RSAs	-	-
Unvested at End of Period	63,455	$35.99

At September 30, 2025, we had approximately $0.1 million unrecognized stock-based compensation related to restricted stock awards. The weighted average non-performance based will be recognized over the next 0.5 years.

There are 63,455 performance RSAs unvested with an aggregate grant date fair value of $2.3 million at September 30, 2025.

We recognized stock compensation of $72,000 and $78,000 related to restricted stock awards for the nine months ended September 30, 2025 and 2024, respectively, including $24,000 and $24,000 related to restricted stock awards for the three months ended September 30, 2025 and 2024, respectively.

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

At acquisition Emergen’s assets consisted of 1.965GW and 3.840GW of BESS and Solar Projects, respectively. Because the projects lacked substantive process or outputs, the Company recorded the entire $22.2 million purchase price as indefinite-lived intangible assets (“Development Projects”) and allocated the $22.2 million purchase price to the BESS and Solar portfolios based on relative fair values determined from project-level discounted-cash-flow models corroborated by observable market pricing for comparable development assets. The Company allocated $20.0 million and $2.2 million to BESS and Solar Projects respectively as of the acquisition date.

The following agreements were entered into on the date of Closing as provided for in the MIPA:

On April 24, 2024 the Company and Emergen entered into a PMSA with Energy Independent Partners LLC (“EIP”), an entity controlled by Cole Johnson, under which EIP provides development, permitting, and financing-support services for each project.

On April 24, 2025 the parties executed Amendment No. 2 to the PMSA, stated to be retroactively effective to June 28, 2024 and governed by Delaware law. Amendment 2 superseded Amendment 1 and eliminated the former Initial-Fee and RTB-Fee construct, replacing it with a single “Development-Fee” model that is payable only when a project secures third-party, project-specific financing. The principal commercial terms now in effect are:

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

Because payment is contingent on future project-financing milestones, no PMSA liabilities have been recognized as of September 30, 2025.

NOTE 7. SOLAR PROJECTS SALE

On May 30, 2024, Emergen Energy LLC (“Emergen”) entered into a Project Sale Agreement (“PSA”) with Bridgelink Development, LLC (“Bridgelink”) covering 2.425 GW of green-field solar projects (the “Greenfield Projects”). Bridgelink simultaneously resold the projects to an unrelated third-party purchaser (“Purchaser”).

Total consideration payable to Emergen is $19.4 million, comprising:

●	a non-refundable deposit of $943,500 received in June 2024; and

●	$18.5 million in milestone payments—$5,000 per MW upon securing necessary land rights and $3,000 per MW upon the project reaching ready-to-build (“RTB”) status. There is no specified timetable for milestone achievement.

The deposit is recorded as contract liability (deferred revenue). Revenue (and related cost) will be recognized at a point in time when the relevant milestones are achieved by the purchaser, which management expects within twelve months of year-end. No milestone revenue was recognized in 2024 because the required conditions were not met.

Under the Project Management Services Agreement (“PMSA”), Emergen remits 62.5 % of amounts received to Energy Independent Partners LLC (“EIP”), an entity controlled by Cole Johnson, and retains 37.5%. Accordingly, $250,000 million of the June 2024 deposit was paid to EIP and the remaining $339,688 remains deferred and recorded as accounts payable and accrued liabilities – related parties. Additional EIP payments will be recorded only when Bridgelink remits milestone proceeds. Bridgelink may return a project, without refund, only if no milestone payment has yet been made and the return occurs within seven years of the PSA’s effective date. A December 31, 2024 amendment clarified that all funds paid to Emergen are non-refundable and limited the return option as noted above; all other material terms remain unchanged.

NOTE 8. RELATED PARTY TRANSACTIONS

All transactions described in Notes to the Financial Statements 6 and 7 were transacted with a now related party, Cole Johnson, President and Director, as of the April 24, 2024 acquisition of Emergen Energy, LLC. All negotiations related to these transactions were prior to Cole Johnson being a related party to Bimergen.

During the nine months ended September 30, 2025 the Company issued sixteen unsecured promissory notes, aggregating $825,700, to EIP, an entity controlled by president and director Cole Johnson. The notes were executed per the schedule below:

Promissory Notes Executed:

March 3, 2025	$60,000
March 28, 2025	$75,000
April 22, 2025	$25,000
April 30, 2025	$75,000
May 20, 2025	$25,000
May 30, 2025	$77,300
June 9, 2025	$28,000
June 30, 2025	$50,000
July 17, 2025	$100,000
July 31, 2025	$50,000
August 8, 2025	$25,000
August 18, 2025	$25,000
August 19, 2025	$15,000
August 25, 2025	$100,000
September 24, 2025	$24,000
September 30, 2025	$71,400
$825,700

The notes bear simple interest at 9.5 percent per annum, mature on December 31, 2025, are pre-payable without penalty, and were used to fund working-capital for operating expenses.  Accrued interest at September 30, 2025 was approximately $18,400.

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

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine months Ended September 30, 2025	For the Nine months Ended September 30, 2024

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Salaries and Payroll Expenses	182,000	170,000	542,000	284,000
Legal Fees	6,375	29,119	20,124	233,080
Stock-based compensation	1,150,000	339,881	1,752,000	927,961
Investors Relations	1,597	17,979	126,975	42,665
Audit Costs	8,750	14,230	178,000	41,730
Contract Services	139,752	172,400	336,057	264,571
Rent	4,941	4,603	14,729	13,747
Other operating expenses	286,820	63,540	483,456	140,733
Total Operating Expenses	1,780,235	811,752	3,453,341	1,948,487
Loss (Income) from Operations	(1,780,235)	(811,752)	(3,453,341)	(1,948,487)
Interest Income and Other (Expenses), net	(15,243)	-	(21,190)	328
Net loss before Income Tax	$(1,795,478)	$(811,752)	$(3,474,531)	$(1,948,159)

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

Capital commitments. RelyEZ has committed up to $50 million, including an initial $10 million funding within ten days of closing.  Emergen will contribute up to $12.5 million on a 20 percent pro-rata basis after RelyEZ’s first $10 million is funded.  This mezzanine capital will be used to advance long-lead items and qualifying the BESS projects for permanent debt financing. The capital commitment described above represents the Company’s maximum exposure to loss with respect to the JV.

On August 11, 2025, RelyEZ completed the $10 million funding as required by the definitive agreement to the Joint Venture which satisfies the closing conditions of the definitive agreement. No capital call to the Company was issued or due as of September 30, 2025, and the Company made no contributions (cash or project rights) during the quarter.

Management assessed the joint venture and determined it is a variable-interest entity (VIE) and that the Company is not the primary beneficiary; therefore, the JV is not consolidated under ASC 810. As of September 30, 2025, the Company had no recognized interests related to the JV (carrying amount of $0). The Company did not provide financial support to the JV during the quarter beyond the commitments described above.

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

As of September 30, 2025, the Company’s only arrangement with Cox is a Letter of Agreement (LOA). No JV has been formed with Cox, no development rights were transferred to Cox, and the Company did not receive consideration from Cox during the quarter. The LOA is executory and did not require recognition as of the balance-sheet date. The Company will reassess if and when a definitive agreement is executed, a JV is formed, consideration is received by the Company, or project rights are transferred.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to September 30, 2025 the Company has issued one additional unsecured promissory notes to EIP under terms substantially identical to those described in Note 8, totaling $25,000 of principal.

During October and November 2025 the Company sold 10,000 restricted common shares to an accredited investor for $60,000 and sold 41,667 restricted common shares to a second accredited investor for $250,000.

In November 2025, the Company entered into a joint development agreement (“JDA”) with Eos Energy Storage LLC and, subsequent to September 30, 2025, received $250,000 in connection with the arrangement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bimergen Energy Corporation (the “Company,” “Bimergen Energy,” “our” or “we”) is for the nine months ended September 30, 2025 and 2024. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Results of Operations

Comparison of the three month period ended September 30, 2025 with the three month period ended September 30, 2024.

The following table summarizes our results of operations for the periods presented:

The Company has generated no revenues from its primary business for the three months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	$ Change	% Change
OPERATING EXPENSES
General & Administrative	1,780,235	811,752	968,482	119%
Total Operating Expenses	1,780,235	811,752	968,482	119%
LOSS FROM OPERATIONS	(1,780,235)	(811,752)	968,482	119%
OTHER INCOME (EXPENSE)
Other Income (Expense)	-	-	-	-
Interest Expense	(15,243)	-	(15,243)	100%
Total Other Income (Expense)	(15,243)	-	(15,243)	100%
NET LOSS	(1,795,478)	(811,752)	(983,726)	121%

General and administrative expenses have increased significantly for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The primary increase was approximately $810,000 of non-cash stock compensation. The decreases included approximately $23,000 in legal fees related to a litigation that was resolved in our favor during 2025 resulting in the cancellation of the defendant’s common stock and a decrease of approximately $33,000 of contract services.

Comparison of the nine month period ended September 30, 2025 with the nine month period ended September 30, 2024.

The following table summarizes our results of operations for the periods presented:

The Company has generated no revenues from its primary business for the nine months ended September 30, 2025 and September 30, 2024.

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024	$ Change	% Change
OPERATING EXPENSES
General & Administrative	3,453,341	1,948,487	1,504,854	77%
Total Operating Expenses	3,453,341	1,948,487	1,504,854	77%
LOSS FROM OPERATIONS	(3,453,341)	(1,948,487)	(1,504,854)	77%
OTHER INCOME (EXPENSE)
Other Income (Expense)	300	328	(28)	(9)%
Interest Income	-	-	-	-
Interest Expense	(21,490)	-	(21,490)	100%
Total Other Income (Expense)	(21,190)	328	(21,490)	100%
NET LOSS	$(3,474,531)	$(1,948,159)	(1,526,372)	78%

General and administrative expenses have increased approximately $1.5 million primarily related to approximately $1,150,000 non-cash stock compensation and approximately $84,000 of investor relations expense, $71,000 of Emergen consulting and contractor fees related to the Emergen projects, $136,000 of audit costs and $258,000 in officer salaries. The notable decrease was ($213,000) in legal fees related to a litigation that was resolved in our favor during 2025 resulting in the cancellation of the defendant’s common stock.

Contractual Obligations and Commitments

As of September 30, 2025 and December 31, 2024, we had total current liabilities of $3.3 million and $1.8 million, respectively, and current assets of $1.0 million and $1.0 million, respectively, to meet our current obligations. As of September 30, 2025, we had working capital of ($2.3 million) as compared to working capital of ($0.8 million) as of December 31, 2024.

For the nine months ended September 30, 2025, cash used by operations was approximately ($787,000) which primarily included the net loss of approximately ($3.2 million) but adjusted for the non-cash stock based compensation of $1.5 million, common stock issued for legal services of $118,000, an increase in accounts payable (including related parties) of $757,000 compared to approximately $83,000 cash used by operations for the nine months ended September 30, 2024 which primarily included the net loss of approximately ($1.9 million) but adjusted for the non-cash stock based compensation of $928,000 and deferred revenue of $943,500.

For the nine months ended September 30, 2025, cash provided by financing was approximately $705,000 including proceeds of $825,700 from short term loans due to a related party compared to $229,000 provided for the nine months ended September 30, 2024 primarily from sale of common stock.

At September 30, 2025, the Company has $825,700 of unsecured notes to a related party with a due date of December 31, 2025.

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

The Company would be required to fund up to $12.5 million of capital calls over the ensuing 24 months related to its 20% ownerhip of joint venture with RelyEZ. Management is evaluating debt and equity alternatives to meet those obligations.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of September 30, 2025, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational and development costs to develop and construct our planned BESS and Solar projects that are part of the Development Project rights we acquired upon completion of the acquisition of Emergen. As the Development Projects are in their early phase of development, we have not determined the amount of capital needed to complete their development or operate them until sufficient cash is generated from their operations. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Development Projects depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 30, 2025. There have been no material changes to our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Robert J. Brilon, our Co-CEO and Chief Financial Officer is our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officer (“Co-CEO”) / Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025 (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on his evaluation, the Co-CEO and the CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2024 and as of September 30, 2025, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, (iii) insufficient segregation of duties and (iv) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to the misrepresentations and omissions of SuperGreen, Calvin C. Cao and Michael H. Cao, among other reasons, the Company filed a complaint in the U.S. District Court, Central District of California on February 2, 2023 against SuperGreen, Michael H. Cao, Linh T. Dao, Calvin C. Cao and entities affiliated with them alleging fraud-concealment, breach of contract, breach of fiduciary duty-duty of good faith, breach of fiduciary duty-undivided loyalty, conversion and violation of California Penal Code Sec. 496 (the “Cao Lawsuit”). This lawsuit sought compensatory damages of at least $33.6 million, treble and punitive damages, imposition of a constructive trust over the defendants assets, pre-judgment and post-judgment interest, attorney’s fees and such other relief as determined by the court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the nine months ended September 30, 2025, which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During February 2025, the Company issued 18,000 shares of its restricted Common Stock to an investor relations firm for nine months of investor relations services. The shares were valued at $113,400.

As of September 30, 2025, the Company issued 616 shares of its Common Stock to its legal counsel as partial payment for legal services for the three months ended June 30, 2025. The shares were valued at $4,211.

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

Bimergen Energy Corporation

Date: November 14, 2025	By:	/s/ Robert J. Brilon
Robert J. Brilon
Co- Chief Executive Officer and Chief Financial Officer (Principal Executive Office and Principal Financial and Accounting Officer)

