Form 10-K
period 2025-12-31
Bimergen Energy Corp
filed 2026-03-31
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Telephone: (855) 777-0888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share Warrants, each share exercisable to purchase one share of Common Stock	BESS BESSWS	NYSE American LLC NYSE American LLC

Securities registered under Section 12(g) of the Exchange Act:

None.

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

At March 31, 2026, there were 7,072,573 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I

ITEM 1. BUSINESS

Bimergen Energy Corporation (the “Company”, “Bimergen,” “Bitech,” “we” or “us”) was incorporated under the laws of Delaware on March 4, 1998. In connection with the Company’s planned expansion of its business following the completion of the acquisition of Bitech Mining Corporation, a Wyoming corporation (“Bitech Mining”), it amended to its Certificate of Incorporation on April 29, 2022 to change its corporate name to Bitech Technologies Corporation. On January 28, 2025, the Company filed a Certificate of Amendment to its Certificate to Incorporation to: (i) effect a reverse stock split of its common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1 post-split share for every 140 pre-split shares; and (ii) to change the name of the Company to Bimergen Energy Corporation. The reverse split and name change took effect on the OTC Markets on February 7, 2025 and the Company’s symbol change to “BESS” took effect on March 3, 2025.

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

We are a development-stage company with the strategic objective of developing, commercializing, and operating a diversified portfolio of battery energy storage systems (“BESS”) and solar energy projects across the United States.

As of December 31, 2025, we have not commenced commercial operations and have not generated revenue. We are currently in the mid-stage of our development lifecycle and are actively advancing approximately a 2 GW pipeline of BESS projects.

To support this growth, one of our battery suppliers, RelyEZ, has committed up to $50 million, including an initial $10 million funding to a joint venture.

Over the next twelve months, we intend to progress a portion of our development pipeline to construction-ready status, initiate procurement and site preparation on priority projects, and expand internal capabilities across development, engineering, and execution. We expect these activities to be funded through a combination of available cash, the net proceeds of the February 2026 public offering, project-level funding arrangements under the RelyEZ / GridSpan joint venture for qualifying projects, potential tax equity financing for a portion of capital expenditures, and project-level long-term debt financing, subject to availability and finalization of definitive arrangements. Concurrently, we will work to secure interconnection agreements, finalize site control and permitting, and engage prospective offtakers.

Our primary business objective is to become a grid-balancing operator by developing, commercializing, and operating a diversified portfolio of BESS and solar energy projects. We aim to leverage by partnering with advanced BESS technology suppliers and Energy Management Systems (EMS) to address the critical challenges associated with the integration of renewable energy into the electrical grid, particularly the imbalance between energy supply and demand caused by the intermittent nature of solar and wind resources. This approach aligns with the increasing demand for grid stability in regions with high penetration of renewable energy, where imbalances between peak solar generation and peak energy demand create revenue opportunities through energy storage and dispatch. We plan to store excess energy generated during periods of low demand and dispatch it during peak demand periods, thereby enhancing grid stability and efficiency. Upon reaching commercial operation, we hope to play a key role in stabilizing grid demand and supporting renewable energy integration through energy arbitrage and ancillary services.

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

In addition to energy arbitrage, our BESS assets are positioned to provide essential grid services, including frequency regulation, voltage support, and emergency backup during grid outages. Frequency regulation refers to the rapid response to changes in grid frequency, maintaining stability and preventing potential grid failures. Voltage control enhances the quality and reliability of power supplied to consumers. The rapid response capabilities also maintain stability for key infrastructure during outages via immediate response to fluctuations in voltage and frequency. By reducing supply-demand imbalances at peak times, known as peak shaving, we hope to flatten the energy demand and lower electricity costs for consumers. By integrating advanced EMS controls, we aim to optimize the dispatch timing and increase the overall economic value of stored energy, delivering both reliable performance and efficient operation in dynamic market conditions. Our systems will enable more flexible and adaptive grid operations, accommodating dynamic energy flows and diverse generation sources. These ancillary services both relieve grid stress, offer additional potential revenue streams, and maximize likelihood of punctual project development within budget and ensure product quality standards. We believe we are well- positioned to leverage our existing relationships to secure multi-year customer contracts prior to project construction and integrate cutting-edge battery technologies as they are developed into future developments. Our systems will also be capable of deferred infrastructure upgrades, which reduce the need for expensive grid infrastructure upgrades by efficiently managing local supply and demand. We expect our customers will include traditional trading houses (e.g., Goldman Sachs, BP, Shell), commercial and industrial (C&I) entities, and utilities. The terms of our agreements with customers will be defined by tolling agreements, financial hedges, or power purchase agreements (PPAs), which serve as financial instruments to guarantee all or a portion of future revenues.

Bimergen Energy’s business model as a BESS project owner and developer will leverage long-term contracted tolling agreements to generate stable revenue with upside potential. While Bimergen owns and plans to develop a portfolio of BESS projects, tolling agreements with major energy trading entities or institutional financial firms will provide a dual revenue model including guaranteed floor payments and upside profit sharing. The floor payment could be a fixed or minimum revenue guarantee to cover operational costs and provide downside protection against low market prices or volatility. Upside sharing is a profit-sharing mechanism where revenues above the floor would be split between Bimergen and the offtaker, incentivizing optimization of energy trading.

While these contracts have not yet been finalized, institutional traders will manage daily operations and energy trading under the agreements once signed. They will monitor market prices and advise Bimergen to charge the batteries during off-peak hours using low-cost grid energy, then discharge the batteries during peak hours, selling high-priced power back to the grid. Under the prospective agreements, institutional offtakers would buy the discharged power wholesale, resell it at market prices for profit, guarantee the floor payment, and share upside revenue with Bimergen. Beyond arbitrage, tolling agreements may include provisions for ancillary services like frequency regulation, voltage support, or capacity payments, where the BESS helps stabilize the grid for additional revenue streams. The offtaker would assume market price risk, while the BESS owner would be responsible for system maintenance and performance, ensuring the assets meet contractual obligations. The floor payment would ensure predictable cash flows, making projects bankable by institutional investors or lenders to provide project financing. Upside sharing would allow developers to benefit from high market prices without direct exposure to trading risks. Partnering with experienced traders leverages their market knowledge, reducing the need for in-house trading capabilities. Offtakers benefit from access to infrastructure by gaining control over a BESS without owning or maintaining it, and capture margins by reselling power at market prices, especially during peak demand. Offtake agreements are long-term contracts, often spanning 10–20 years, to align with the lifecycle of BESS projects and provide revenue certainty for financing.

As renewable energy penetration increases, BESS tolling agreements are becoming more common to manage intermittency (e.g., storing solar/wind energy for peak times). The global BESS market is projected to grow significantly, with tolling agreements facilitating project financing. The structure of tolling agreements vary on a case-by-case basis. While the floor payment mitigates downside, low market prices can limit upside potential, affecting overall returns. BESS performance declines over time, which may impact revenue if not accounted for in the agreement. The financial stability of the offtaker is critical, as their ability to meet floor payments or share upside depends on their market success. Shifts in energy market policies or grid incentives can affect the profitability of tolling agreements.

We are in talks with a number of investment banks to secure offtake agreements for our projects. However, to date, we have not entered into any offtake agreements and there can be no assurance that we will be able to do so on terms favorable to the Company. If we are not successful in obtaining favorable terms, we will operate these projects by selling merchant power and use a third-party scheduling entity to assist us in scheduling the power. This exposes the BESS to market volatility, where prices fluctuate based on supply, demand, fuel costs, and other dynamics. Without guaranteed revenue streams, the BESS owner assumes financial risk, as electricity prices can vary significantly. However, during periods of high demand or grid stress, the system can capitalize on higher prices. The BESS can also provide services like energy arbitrage, storing low-cost electricity and selling it when prices rise, or ancillary services like frequency regulation and reserves, which can be more profitable during grid instability. The key advantage of this model is the potential for higher returns in favorable market conditions, but it also carries the risk of lower profits or losses when market prices drop or when demand for storage services is insufficient. Like traditional merchant power plants, a BESS in this model faces financial uncertainty but has the flexibility to adjust based on real-time market conditions.

We anticipate management will be active in identifying, negotiating and establishing the financing relationships required for our projects. Since the Company and its subsidiaries do not have the in-house personnel to construct these projects, we also anticipate management will hire third parties to manage the construction of the project facilities and we will manage and negotiate the purchase of the key components of the facility (most importantly being the batteries). The Development Projects purchased are at various stages and we executed an agreement with Energy Independent Partners (“EIP”) (a Delaware limited liability company controlled by Cole Johnson, our Co-CEO and President and Director commencing as of the date of acquisition of Emergen) for services to include: pre-construction and pre-operational activities such as assisting with qualifying the Development Projects for financing; assisting with achieving RTB Status for Development Projects; and assisting with marketing the Development Project to a third party, if desired. The relevant fees for these services are $0.035 per watt of capacity and are included in the Development Fees column of the table below.

BESS project locations are selected to be located alongside traditional power transmission lines or near large offtakers (our expected customers) with high energy demands, enhancing grid stability and reducing energy costs. These locations are suitable for battery storage facilities of approximately thirty acres and undergo environmental studies and assessments to ensure feasibility. While the letters of intent the Company has entered into or negotiated for these projects are for specific locations, the Company’s development plans are not dependent on the landowner or address, but, rather, are county based. The Company believes it could adjust its plans to find a similar, suitable location if it is unable to negotiate a definitive agreement to develop a project with the landowner.

Location is a key consideration when selecting a site to develop a project. All projects are chosen in rural areas, outside high electricity demand zones, and on existing transmission lines. Transmission lines are then measured for available capacity and evaluated for potential BESS projects. After confirming that the site is suitable for BESS, we contact the landowner and conduct environmental studies to ensure it is viable for construction and operation. Most of our projects are in non-regulated markets, which allow us to sell power into the merchant markets using a scheduling entity.

Another key component of site qualification is identification of the potential energy customers and markets we can serve, either by rights acquired in the development process, those which can be secured via competitive utility procurements and those which can be secured under direct bilateral agreements

The revenue opportunities relating to our primary energy purchase customers – the regulated utilities and regulated wholesale energy markets operating where each of our projects are located, are quantified at the earliest stages of project qualification and the commercial relationship with these customers is fully established at the time we anticipate executing our interconnection agreement, typically prior to commencement of construction. These utility energy purchase mechanisms generally preclude any direct participation by these customers in asset ownership or profit distributions.

Additionally, at each site location, screening is conducted to identify and qualify potential industrial, commercial and municipal customers. Those which meet our criteria for potentially enhancing our revenues and profits are contacted to determine their interest in purchasing energy services at or after the point in time when our projects enter revenue operations. It is not our normal practice, and these energy purchase agreements do not typically include participation in equity ownership or profit distributions from the projects, but these options are not precluded legally or regulatorily.

The physical quality of our sites in terms of their development is valued against industry comparables. The energy and revenue generation potential of our sites and projects and the number and credit quality of our established and potential utility and non-utility customers are also key factors in the valuation of our projects, their ability to attract investors and the ultimate cost of that capital. This is true for the majority of projects in our industry.

Our projects may include multiple classes of equity investors. Project level preferred equity investors enjoy returns which include one or more fixed components plus a participation component in which they share in the net free cash flows of our combined arbitration and contracted energy revenue operations; common equity investors participate directly in ownership of the project assets and receive distributions of net free cash flows from our energy trading (arbitrage) revenues and those from contracted energy services. We also have tax equity investors who participate in a transaction to acquire these tax benefits outright and may also enjoy a nominal carried interest in our net distributions.

Our pro forma models and financial practices meet customary industry standards to estimate, calculate and project these revenues both for institutional financing purposes as well as regulatory requirements.

It is our intent to own and operate our projects in most cases, but in others we may deem it financially beneficial to the company and our equity investors to partly or fully monetize our project assets.

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

Development Projects and Operational Progress

Our portfolio of Development Projects includes approximately 3.6 GW of alternating current (GWAC) power capacity across various regions served by Independent System Operators (ISOs) such as ERCOT, WECC, PJM, and MISO. These regions have been selected strategically based on favorable market conditions, grid infrastructure, and regulatory environments conducive to renewable energy integration. In connection with the Emergen transaction, we currently have no proprietary rights but we have secured rights to comprehensive “Work Product” Intangible assets essential for project development, including but not limited to: feasibility studies determining capacity and compatibility, establishing a production model of the project parameters, identifying any curtailment for the project, power flow site verification and substation identification, permitting and regulatory compliance documentation, engineering designs, equipment procurement plans, site preparation guidelines, and noting project specific challenges.

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

Battery storage systems are not a primary electricity source, meaning the technology does not create electricity from a fuel or natural resource. Instead, batteries store electricity that has already been created from an electricity generator or the electric power grid, which makes energy storage systems secondary sources of electricity.

The acceleration of global integration of renewable energy sources has amplified the critical need for efficient energy storage solutions, driving substantial investment into grid infrastructure, particularly BESS. Despite its emergence as a distinct sector only in the 2010s, the BESS market has since experienced exponential growth, attracting significant investor interest worldwide.

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

BESS market is projected to grow exponentially, making it a massive and lucrative market in the US market. However, despite its rapid growth, there are currently limited players involved in this sector. Management believes this situation presents an opportunity for companies with extensive development and operating experience like the Company today to enter and capitalize on this expanding market. As the US continues to transition towards cleaner energy sources, BESS systems will become even more critical in ensuring a stable and resilient power grid while reducing carbon emissions. We believe it is an exciting time for the BESS industry with immense potential for growth and innovation.

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

Development Projects are the result of a significant amount of feasibility studies determining capacity and compatibility, establishing production model of the project parameters, identifying any curtailment for the project, power flow site verification and substation identification, and noting project specific challenges. Subsequent to positive feasibility studies is the development process of legal formation, analyzing and negotiating site control/surface and materials, identifying engineering requirements before construction, identifying and negotiating interconnection to the grid, identifying tax abatements, identifying permitting and study requirements, and noting project specific challenges. We identify and negotiate with the appropriate counterparts in the specific project but do not enter into binding contracts until specific project financing is obtained. Currently we have no binding contracts for our development projects.

Through Emergen, Bimergen Energy management will determine which projects will be developed and when, how financing arrangements will be pursued and accepted, and whether a project may be sold instead of developed, and the criteria for establishing the sale price.

Emergen was formed on April 4, 2024, and had no operating activity but held the Development Projects. The Development Projects were assigned to Emergen on April 23, 2024, with no cost basis and deemed to be intangible

From an accounting perspective, we treated the transaction as an acquisition of assets versus a business combination due to the lack of any operations. Also, the projects that were purchased in the acquisition were development stage and deemed to not be tangible assets under FASB 805-10-20 and have classified these as intangible assets with indefinite useful lives and are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the assets may be impaired. To the extent that an intangible asset is successfully developed into a revenue-generating asset, it will be relieved over time in the same time period as the property, plant and equipment purchased to have the project become a revenue-generating project. To the extent that an intangible asset is not successfully developed into a revenue-generating assets, it will be considered impaired and charged to operations at that time. The Company valued the transaction at the value of $22,222,200, the value of the restricted stock ($14.00 closing price per share on April 24, 2024) issued as consideration for Emergen. Emergen had no liabilities associated with it at the time of the transaction.

On May 30, 2024, Emergen entered into a Project Sale Agreement (“PSA”) with Bridgelink covering approximately 2.425 GW of greenfield solar projects. Total consideration payable to Emergen is approximately $19.4 million, consisting of a non-refundable deposit of $943,500 received in June 2024 and up to $18.5 million of milestone payments. The deposit is recorded as deferred revenue. No revenue was recognized through December 31, 2025 because the contractual milestone conditions had not been met. Effective December 31, 2024, the PSA was amended to provide that Bridgelink may return a project, without refund, only if no milestone payment has yet been made and the return occurs within seven years of the PSA’s effective date. All other material terms remain unchanged.

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

The deposit has been recorded as proceeds received on sale of intangible assets - subject to return rights until there is no longer a right to return the Projects. The remainder of the transaction is disclosed as a footnote to the consolidated financial statements but not recorded within the consolidated financial statements. All payments that are received will be recorded as proceeds received on sale of intangible assets - subject to return rights with proper footnote explanation of the transaction and will not be recorded as revenue until the right Bridgelink to return the Project and request a full refund no longer exists. There are no other sale contingencies besides those disclosed herein.

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

Acceleration of Payment Clause: Within ninety (90) days (i) of the effective date of a Change of Control or (ii) the removal of Cole W. Johnson as an employee or consultant to Emergen and/or the head of the BESS and Solar Division of Bimergen Energy, 62.5% of any remaining BESS and Solar Development Fees shall become due and payable. A “Change of Control” shall be deemed to have occurred if, after the Effective Date, (x) the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of securities representing more than 50% of the combined voting power of the Company is acquired by any “person” as defined in sections 13(d) and 14(d) of the Exchange Act (other than the Company, any subsidiary of the Company, or any trustee or other fiduciary holding securities under an employee benefit plan of the Company); (y) the merger or consolidation of the Company with or into another corporation where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) in substantially the same proportion as their ownership of the Company immediately prior to such merger or consolidation; or (z) the sale or other disposition of all or substantially all of the Company’s assets to an entity, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by shareholders of the Company, immediately prior to the sale or disposition, in substantially the same proportion as their ownership of the Company immediately prior to such sale or disposition.

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

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. On the federal level, the Federal Energy Regulatory Commission (FERC) regulates battery energy storage systems (BESS). FERC regulates the sale of energy, capacity, and ancillary services at wholesale and the transmission of electricity in interstate commerce pursuant to its authority under the Federal Power Act. FERC has authority over the rates, charges and other terms for the sale of electricity at wholesale by entities that own or operate projects subject to FERC jurisdiction, including both generation and battery storage projects, as well as for transmission services. In Texas, generating facilities within the footprint of the Electric Reliability Council of Texas (“ERCOT”) are regulated by the Public Utility Commission of Texas (the “PUCT”). The markets covering most of Texas (ERCOT) are not overseen by FERC and are not under FERC jurisdiction. We do not believe that these regulations will have a material impact on the way we currently conduct our business.

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

Capital commitments. RelyEZ has committed up to $50 million, including an initial $10 million funding to the joint venture. The Company will contribute up to $12.5 million on a pro-rata basis after the first $10 million from RelyEZ.

Ownership and economics. Until project refinancing, each project held in a special purpose vehicle entity “SPV” will be owned 80 % by RelyEZ and 20 % by Emergen. After refinancing, the Company may repurchase RelyEZ’s interest at cost plus a 12 % annual return.

Status of accounting evaluation. The joint venture accounting is detailed in the accompanying 2025 consolidated financial statements.

On February 20, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”), relating to the Company’s underwritten public offering (the “Offering”) of 3,100,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase up to 300,000 shares of Common Stock (the “Pre-Funded Warrants”), and accompanying warrants (the “Warrants”) to purchase 3,400,000 shares of Common Stock. The Warrants are exercisable immediately at an exercise price of $5.00 per share of Common Stock and expire in five years. The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.0001 per share of Common Stock and will not expire. The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-280668), previously filed with Securities Exchange Commission (the “Commission”) and subsequently declared effective by the Commission on January 29, 2026 and the Company’s registration statement on Form S-1 MEF (File No. 333-293610), filed by the Company with the Commission on February 20, 2026 and automatically effective on such date. A final prospectus relating to the offering was filed with the Commission on February 20, 2026. Pursuant to the Underwriting Agreement, the public offering price was $4.00 per Share and Warrant combined, and the Underwriter purchased the Shares and Warrants at a 7.5% discount to the public offering price. The Company granted the Underwriter the option to purchase, within 45 days from the date of the Underwriting Agreement, an additional 200,000 shares of Common Stock at $4.00 and /or Pre-Funded Warrants at $3.999, the same price per share as the Shares and Pre-Funded Warrants, respectively, and/or an additional 200,000 Warrants (the “Over-Allotment Option”), of which the Underwriter exercised a partial option on February 23, 2026 to purchase all 200,000 Warrants in the Over-Allotment Option. On February 23, 2026, the Offering closed resulting in the Company selling a total of 3,100,000 shares of Common Stock, 300,000 Pre-Funded Warrants, and 3,600,000 Warrants sold including the partial exercise of the Underwriter’s over-allotment option for 200,00 Warrants, for gross proceeds of approximately $13.6 million, before deducting underwriting discounts, commissions, and other estimated offering expenses. The Company intends to use the net proceeds of this Offering to provide funding for BESS project asset development, development of BESS projects, and working capital, as set forth in the prospectus.

Employees

As of December 31, 2025, the Company currently employed a total of 7 individuals in executive or managerial positions. This includes three full-time employees and four contracted consultants who bring their expertise and experience to our team. To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or are subject to a collective bargaining agreement.

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

Currently, our Co-Chief Executive Officer is expected to lead our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Our Co-Chief Executive Officer will be tasked with staying informed about, and monitoring the prevention, mitigation, detection and remediation of cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes we plan to develop and as described above, including the operation of an incident response plan, and report to the Board of Directors on any appropriate items.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Record Holders

As of December 31, 2025 there were approximately 121 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

The Company issued 14,286 of restricted securities awards valued at $120,000 ($8.40 per share) during January 2024 and recorded $30,000 as stock compensation expense in the quarter ended March 31, 2024 as payment for services provided by two employees of the Company. Services were cancelled as of December 2024 and 10,714 restricted common shares were cancelled.

The Company issued 17,143 of restricted securities awards valued at $192,000 ($11.20 per share) on July 1, 2024 and recorded $72,000 as stock compensation expense in the year ended December 31, 2024 as payment for services provided by the consultant of the Company. The remaining will vest quarterly through April 2026.

During the year ended December 31, 2025, the Company sold 65,000 unregistered shares of its Common Stock to four private accredited investors for an aggregate of $390,000 ($6.00 per share)

During the year ended December 31, 2025, the Company issued 26,616 unregistered shares of its Common Stock for services valued at $167,611.

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

On February 20, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”), relating to the Company’s underwritten public offering (the “Offering”) of 3,100,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase up to 300,000 shares of Common Stock (the “Pre-Funded Warrants”), and accompanying warrants (the “Warrants”) to purchase 3,400,000 shares of Common Stock. The Warrants are exercisable immediately at an exercise price of $5.00 per share of Common Stock and expire in five years. The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.0001 per share of Common Stock and will not expire. The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-280668), previously filed with Securities Exchange Commission (the “Commission”) and subsequently declared effective by the Commission on January 29, 2026 and the Company’s registration statement on Form S-1 MEF (File No. 333-293610), filed by the Company with the Commission on February 20, 2026 and automatically effective on such date. A final prospectus relating to the offering was filed with the Commission on February 20, 2026. Pursuant to the Underwriting Agreement, the public offering price was $4.00 per Share and Warrant combined, and the Underwriter purchased the Shares and Warrants at a 7.5% discount to the public offering price. The Company granted the Underwriter the option to purchase, within 45 days from the date of the Underwriting Agreement, an additional 200,000 shares of Common Stock at $4.00 and /or Pre-Funded Warrants at $3.999, the same price per share as the Shares and Pre-Funded Warrants, respectively, and/or an additional 200,000 Warrants (the “Over-Allotment Option”), of which the Underwriter exercised a partial option on February 23, 2026 to purchase all 200,000 Warrants in the Over-Allotment Option. On February 23, 2026, the Offering closed resulting in the Company selling a total of 3,100,000 shares of Common Stock, 300,000 Pre-Funded Warrants, and 3,600,000 Warrants sold including the partial exercise of the Underwriter’s over-allotment option for 200,00 Warrants, for gross proceeds of approximately $13.6 million, before deducting underwriting discounts, commissions, and other estimated offering expenses. The Company intends to use the net proceeds of this Offering to provide funding for BESS project asset development, development of BESS projects, and working capital, as set forth in the prospectus.

Equity Compensation Plan Information

During December 2025 the Board of Directors adopted a non-qualified stock option plan under which up to 500,000 options to purchase our equity securities are authorized for issuance.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bimergen Energy Corporation (the “Company,” “Bimergen Energy,” “our” or “we”) is for the years ended December 31, 2025 and 2024. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

In addition to energy arbitrage, our BESS assets are positioned to provide essential grid services, including frequency regulation, voltage support, and emergency backup during grid outages. Frequency regulation refers to the rapid response to changes in grid frequency, maintaining stability and preventing potential grid failures. Voltage control enhances the quality and reliability of power supplied to consumers. The rapid response capabilities also maintain stability for key infrastructure during outages via immediate response to fluctuations in voltage and frequency. By reducing demand imbalances at peak times, known as peak shaving, we hope to flatten the energy demand and lower electricity costs for consumers. By integrating advanced EMS controls, we aim to optimize the dispatch timing and increase the overall economic value of stored energy, delivering both reliable performance and efficient operation in dynamic market conditions. Our systems will enable more flexible and adaptive grid operations, accommodating dynamic energy flows and diverse generation sources. These ancillary services both relieve grid stress, offer additional potential revenue streams, and maximize likelihood of punctual project development within budget and ensure product quality standards. We believe we are well-positioned to leverage our existing relationships to secure multi-year customer contracts prior to project construction and integrate cutting-edge battery technologies as they are developed into future developments. Our systems will also be capable of deferred infrastructure upgrades, which reduce the need for expensive grid infrastructure upgrades by efficiently managing local supply and demand.

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

The following agreements were entered into on the date of Closing as provided for in the MIPA:

Project Management Services Agreement

At the closing of the acquisition of Emergen, the Company and Emergen entered into a Project Management Services Agreement (the “PMSA”) with Energy Independent Partners LLC (“Energy Independent Partners”), an entity owned or controlled by Mr. Johnson. The PMSA was amended on August 24, 2024 and again on April 24, 2025 to clarify the payments of certain fees to Emergen under the PMSA. Pursuant to the terms of the PMSA, Energy Independent Partners is obligated to provide the following project management services in connection with the development and operation of each of the Development Projects (collectively, the “Services”): (i) assist as needed with qualifying the Development Projects for financing; (ii) assist as needed with obtaining all permits required for development of the Development Projects which have sufficient rights to use all necessary real property, and for which the applicable draft interconnection agreement has been received for the Development Projects (“RTB Status”); and (iii) if Emergen foregoes the development of a Development Project, Energy Independent Partners will assist the Company as needed with marketing the Development Project to a third party.

Payment for Service. The Company agreed to pay Energy Independent Partners the following fees for providing the Services:

●	BESS Development Fees. In consideration of the provision of the Services related to the BESS Development Projects, and subject to the terms and conditions herein, during the Term, The Company shall pay EIP the following amounts per BESS Development Project: $0.035 per W for each applicable BESS Development Project, subject to such BESS Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“BESS Development Fees”). Currently, the Company is focusing on developing the BESS projects and the total fees related to all 23 of the BESS projects would be the $0.035 per watt multiplied by the estimated capacity 1.965 GW (1,965,000,000 watts) or approximately $69 million.

●	Solar Development Fees. In consideration of the provision of the Services related to the Solar Development Projects, and subject to the terms and conditions herein, during the Term, The Company shall pay EIP the following amounts per Solar Development Project: $0.035 per W for each applicable Solar Development Project, subject to such Solar Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“Solar Development Fees”). The Solar projects still in the Emergen portfolio have an estimated capacity of 1.640 GW and would have Solar Development Fees of approximately $57 million if developed.

●	If any Development Projects pursuant to the Agreement are sold by Emergen to a third-party then EIP would be due the greater of: (i) any unpaid project’s specific BESS Development Fees or Solar Development Fees defined in the PMSA agreement; or (ii) 62.5% of the proceeds less any project specific BESS Development Fees or Solar Development Fees paid previously.

●	Other Development Fees. For each other renewable energy development asset held by the Company, which are neither BESS Development Projects nor Solar Development Projects, located in the United States in which the Company engages during the term of the PMSA (the “Other Development Projects”), the Company shall pay Energy Independent Partners the higher of either (a) fifty percent (50%) of the gross margin or (b) $0.02 per watt in cash, subject to such Other Development Project achieving RTB Status (the “Other Development Fees”).

●	Timing of Payment of Fees The BESS Development Fees shall be due and payable upon (i) The Company, or any of its Affiliates, receiving project financing directly related to and collateralized by BESS Projects, this specifically excludes any general public or private offerings by the Company not directly related to financing a BESS Project, and (ii) when a BESS Project’s financing funding terms is sufficient to pay the project specific Development Fees. EIP will be paid on the same timing as the funding terms. For example: if the terms for development fees are 50% at acceptance, 40% RTB and 10% at COD then EIP will be paid as the project development fees are funded.

For a more detailed description of the PMSA, please see “Project Management Services Agreement” on page 11.

Comparison of the years ended December 31, 2025 and 2024.

We have generated no revenues from our primary business for the year ended December 31, 2025 and 2024.

During the year ended December 31, 2025, we incurred $4.9 million of general and administrative expenses compared to $2.8 million for the same period in 2024. General and administrative expenses have increased during 2025 compared to 2024 as the Company began operations related to Emergen following its April 2024 acquisition and the expansion of the Company’s BESS operations.

During the year ended December 31, 2025, a significant portion of general and administrative expenses was $2.3 million of stock compensation expenses compared to $1.2 million for the same period in 2024. Stock compensation expenses are related to stock awards and stock option valuation over the life of the option.

As a result of the foregoing, we had net loss of ($5.0 million) for the year ended December 31, 2025, compared to a net loss of ($2.8 million) for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had total current liabilities of $7.8 million and $1.8 million, respectively, and current assets of $3.3 million and $1.0 million, respectively, to meet our current obligations. As of December 31, 2025, we had working capital of ($4.5 million), a decrease of working capital of ($3.7 million) as compared to December 31, 2024, driven primarily by an increase deferred revenues, accounts payable, accrued expenses and short-term loan due to related parties.

For the year ended December 31, 2025, cash provided by operations was $0.9 million which primarily included the net loss of ($5.0 million) partially offset by $2.3 million related to stock compensation expense, the issuance of common stock for services of $0.2 million and $3.8 million increase in deferred revenue.

The Company received and recorded as deferred revenue a $3.6 million payment from Gridspan in December 2025 related to the purchase of BESS development projects. The Company received $250,000 from Eos Energy Storage LLC as a one-time, non-refundable payment upon execution of a Joint Development Agreement. The Company received and recorded as deferred revenue a $943,500 deposit payment from the Project Sale Agreement with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects in 2024. The total amount to be received by Emergen for the projects sold to Bridgelink is expected to be $19,400,000 unless certain of the projects are returned without development to the payment milestones. We have paid EIP $250,000 during 2024 related to the $943,500 deposit and owe an additional $339,688 currently recorded in due to related party as of December 31, 2025 and 2024. EIP will be due 62.5% of the proceeds received related to the Project Sale Agreement. If the remaining $18.5 million is received from the ultimate purchaser via Bridgelink we will owe EIP $11.5 million for their portion per the agreement.

Under the RelyEZ joint venture arrangement, each accepted project special purpose vehicle entity (“SPV”) is expected to be owned 80% by RelyEZ and 20% by Emergen until project refinancing. Following refinancing, the Company may repurchase RelyEZ’s interest at cost plus a stated annual return in accordance with the governing agreements. RelyEZ funded $10.0 million into the joint venture during 2025. As of December 31, 2025, the Company had not contributed capital to the joint venture and no capital call was issued or due from the Company. Management evaluated the joint venture under ASC 810 and determined that GridSpan Energy LLC is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary. Accordingly, the joint venture is not consolidated in the accompanying consolidated financial statements.

As of December 31, 2025, the carrying amount of the Company’s recognized interests related to the joint venture was $0. The Company’s maximum exposure to loss related to the joint venture primarily consists of its contractual capital commitment of up to $12.5 million, which becomes callable on a 10% pro rata basis after RelyEZ’s initial $10.0 million funding, together with any other contractual commitments expressly described in the governing agreements. The Company did not provide financial support to the joint venture during 2025 beyond the commitments described above.

During 2025, Emergen entered into project company purchase and transfer arrangements with GridSpan covering specified battery energy storage projects. Under those arrangements, the Company received $3.564 million from GridSpan as an advance payment related to future project conveyance and development obligations.

As of December 31, 2025, no project had reached notice to proceed (“NTP”), and no title to any project or project company membership interests had transferred to GridSpan. Accordingly, the amount received from GridSpan remained deferred as of year-end and no revenue or gain was recognized in the accompanying consolidated financial statements.

In connection with the GridSpan arrangement, the Company entered into a Cession and Delegation Agreement and a related Parent Company Guarantee intended to provide GridSpan and RelyEZ with additional contractual enforcement and performance support. Management concluded that these arrangements did not result in a transfer of project ownership as of December 31, 2025.

The GridSpan arrangement includes a contingent refund obligation if specified conditions are not met, including certain financing and project milestone conditions by June 30, 2026. Management evaluated this contingency under ASC 450 and concluded that the likelihood of loss was remote as of December 31, 2025; accordingly, no liability was accrued.

During 2025, Emergen entered into arrangements with Aggreko and related counterparties in connection with specified battery energy storage projects. Under an executed amendment dated December 31, 2025, Emergen paid $1.678 million related to two project companies, Aggreko MSR Grid PC21 LLC and Aggreko MSR Grid PC36 LLC. As of December 31, 2025, Emergen remained the 100% owner of those project companies and no onward transfer of project title or project company membership interests had occurred. Accordingly, the amount paid was recognized as an intangible asset in the consolidated financial statements.

During 2025, Emergen also paid $1.886 million in connection with long-lead equipment procurement. As of December 31, 2025, Emergen was the purchaser of record and held the associated deposit and refund rights under the relevant procurement arrangements. Accordingly, the amount was recognized as a vendor deposit as of year-end. The Company expects such rights to be assigned in the future only if the applicable project milestones are achieved.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing, short term loans from related parties and accounts payable and accrued liabilities – related parties. As of December 31, 2025, cash generated from financing activities was not sufficient to fund our growth strategy in the short-term or long-term. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses in connection with our efforts to become a provider of a suite of green energy solutions and to fund the development projects. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations and pursue these opportunities and projects within the green energy industry depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

There were no material changes in or adoption of new accounting practices during the year ended December 31, 2025.

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

Although our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting estimates are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Income Tax Expense (Benefit)

We have not made a provision for income taxes in 2025 or 2024, which reflects our valuation allowance established against our benefits from net operating loss carryforwards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2025 and 2024 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

To the Board of Directors and

Stockholders of Bimergen Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bimergen Energy Corporation (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended December, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the RelyEZ Joint Venture Structure and Related Project Development Funding and Procurement Transactions

During the year ended December 31, 2025, the Company, through its wholly owned subsidiary Emergen Energy, LLC, entered into and implemented a series of interrelated arrangements involving RelyEZ Energy Group, GridSpan Energy LLC, Aggreko, and related project entities in connection with the development and financing of utility-scale battery energy storage projects. These arrangements included the formation and funding of a joint venture vehicle, receipt of significant cash from GridSpan related to future project conveyance and development obligations, acquisition of project-company interests from Aggreko, and payments for long-lead equipment procurement.

Management was required to determine whether the joint venture vehicle is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary under ASC 810; whether any project-company membership interests or project title had transferred as of year-end; whether the GridSpan proceeds should remain deferred; whether the amounts paid for project-company interests and long-lead equipment should be recognized as assets; and whether any current or contingent obligations existed at December 31, 2025. Management concluded that the joint venture vehicle is a VIE for which the Company is not the primary beneficiary and therefore is not consolidated, that no project title or membership interests transferred to GridSpan at year-end, that the GridSpan proceeds remained deferred, that the Aggreko acquisition resulted in project-related intangible assets on consolidation, that the long-lead equipment payment was a deposit-type asset, and that the related refund and guarantee exposure did not require accrual at year-end.

We identified this matter as a critical audit matter because the accounting involved especially challenging and subjective auditor judgment due to the number of interrelated agreements, the milestone-based transfer and acceptance mechanics, the need to evaluate the substance of the Company’s rights and obligations as of year-end, and the significance of the related balances and disclosures to the consolidated financial statements.

How the Matter Was Addressed in the Audit

Our audit procedures related to this critical audit matter included, among others, obtaining an understanding of the relevant agreements and related transactions, evaluating management’s accounting analysis and conclusions under the applicable accounting guidance, testing relevant transactions and supporting evidence, and evaluating the related consolidated financial statement presentation and disclosures.

Relevant Financial Statement Accounts and Disclosures

The Company’s accounting for the RelyEZ joint venture structure and the related project development, funding, and procurement transactions is described in Notes 8, 9 and 10 to the consolidated financial statements and affects the Company’s balance sheet accounts including deferred or contract liability balances, project-related intangible assets and deposits, prepaid or other asset balances, and the related disclosures concerning variable interest entities, commitments, contingencies, and significant contractual arrangements.

RAMIREZ JIMENEZ INTERNATIONAL CPAS

We have served as the Company’s auditor since 2025.

/s/ Ramirez Jimenez International CPAs
PCAOB ID No. 820
Irvine, California
March 31, 2026

BIMERGEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS

Current assets:
Cash and cash equivalents	$401,203	$156,087
Deferred offering costs	393,203	222,497
Vendor deposits	1,885,680	-
Prepaid expenses and other current assets	619,688	650,293

Total current assets	3,299,774	1,028,877

Intangible assets	23,900,520	22,222,200

Total assets	$27,200,294	$23,251,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	937,088	273,482
Accounts payable and accrued liabilities – related parties	1,316,725	540,003
Short term loan due to related parties	825,700	-
Deferred revenue	4,757,500	943,500

Total current liabilities	7,837,013	1,756,985

Commitments and Contingencies (See Notes 7 and 14)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 3,930,906 and 5,121,384 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3,931	5,121
Additional paid-in capital	29,107,471	26,263,670
Accumulated deficit	(9,748,121)	(4,774,699)

Total stockholders’ equity	19,363,281	21,494,092

Total liabilities and stockholders’ equity	$27,200,294	$23,251,077

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2025	For the Year ended December 31, 2024

REVENUE	$-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and Administrative	4,928,861	2,758,731
Total Operating Expenses	4,928,861	2,758,731

LOSS FROM OPERATIONS	(4,928,861)	(2,758,731)

OTHER INCOME (EXPENSE)
Interest and Other Income	300	1,044
Interest Expense	(44,861)	-

Total Other Income (Expense)	(44,561)	1,044

LOSS BEFORE INCOME TAXES	(4,973,422)	(2,757,687)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(4,973,422)	$(2,757,687)

BASIC AND DILUTED LOSS PER SHARE	$(1.11)	$(0.54)

WEIGHTED AVERAGE SHARES	4,481,933	5,144,443

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023	3,460,459	$3,460	-	$-	$2,141,740	$(2,017,012)	$128,188

Common Stock for Services	6,970	7	-	-	79,202	-	79,209
Stock Based Compensation	20,715	21	-	-	1,246,161	-	1,246,182
Sale of Common Stock	64,337	64	-	-	575,936	-	576,000
Common Stock issued for Emergen Energy, LLC	1,587,300	1,587	-	-	22,220,613	-	22,222,200
Cancelled Stock from Litigation Settlement	(18,396)	(18)	-	-	18	-	-
Net loss						(2,757,687)	(2,757,687)
Balances, December 31, 2024	5,121,384	$5,121	-	$-	$26,263,670	$(4,774,699)	$21,494,092

Common Stock for Services	26,616	27	-	-	167,584	-	167,611
Stock Based Compensation	-	-	-	-	2,285,000	-	2,285,000
Sale of Common Stock	65,000	65	-	-	389,935	-	390,000
Common Stock issued for Round Up Fractional Shares of Reverse Split	5,600	6	-	-	(6)	-	-
Cancelled Stock from Litigation Judgement	(1,287,694)	(1,288)	-	-	1,288	-	-
Net loss						(4,973,422)	(4,973,422)
Balances, December 31, 2025	3,930,906	$3,931	-	$-	$29,107,471	$(9,748,121)	$19,363,281

The accompanying notes are an integral part of the audited consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,973,422)	$(2,757,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common Stock issued for services	167,611	79,209
Stock Based Compensation	2,285,000	1,246,182

Changes in operating assets and liabilities:
Vendor deposits	(1,885,680)	-
Prepaid expenses and other assets	30,606	(639,294
Deferred revenue	3,814,000	943,500
Accounts payable and accrued liabilities	663,605	238,254
Accounts payable and accrued liabilities – Related Parties	776,722	540,003

Net cash provided by (used in) operating activities	878,442	(349,833)

Cash flows from investing activities:
Purchase intangible assets- BESS development projects	(1,678,320)	-

Net cash provided by (used in) investing activities	(1,678,320)	-

Cash flows from financing activities:
Cash from Sale of Common Stock, net	390,000	576,000
Proceeds from Short Term Loan – Related Party	825,700	-
Deferred Offering Costs	(170,706)	(222,497

Net cash provided by financing activities	1,044,994	353,503

Net increase in cash and cash equivalents	245,116	3,670
Cash and cash equivalents at beginning of period	156,087	152,417

Cash and cash equivalents at end of period	$401,203	$156,087

Supplemental disclosure of non-cash Investing and Financing Activities:
Common Stock cancelled related to litigation settlement agreement – 18,396 Common Shares	-	18
Common Stock cancelled related to litigation judgement – 1,287,694 Common Shares	1,288	-
Common Stock issued in exchange for 100% equity interest in Emergen Energy LLC – 1,587,300 Common Shares	-	22,222,200

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

Reverse Stock Split

On February 3, 2025, the Company’s shareholders approved and the Company effected a reverse stock split of the shares of common stock at a ratio of 1-for-140 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, restricted stock awards, and options to purchase common stock, share data, per share data, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of approximately $0.4 million, negative working capital of approximately $4.5 million, and an accumulated deficit of approximately $9.7 million. The Company also incurred recurring losses from operations during 2025. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Subsequent to year-end, on February 23, 2026, the Company completed an underwritten public offering that generated gross proceeds of approximately $13.6 million, before deducting underwriting discounts, commissions, and offering expenses. The Company intends to use the net proceeds to support BESS project asset development, development of BESS projects, and working capital. Management has also evaluated the Company’s contractual commitments and liquidity needs in light of the completed financing. As of December 31, 2025, no capital call was due from the Company under the RelyEZ / GridSpan joint venture arrangements, and management concluded that the contingent refund obligation associated with the GridSpan $3.564 million payment to the Company was remote as of year-end and has recorded this receipt as deferred revenue. The Company had received non-refundable deposits of $943,500 under the Bridgelink project sale agreement in 2024, for which no revenue had been recognized as of December 31, 2025. The Company also received a $250,000 non-refundable payment under the Eos joint development agreement, which was recorded in deferred revenue.

Management prepared an updated liquidity forecast covering the twelve-month period following the issuance of these consolidated financial statements. Based on the net proceeds received from the February 23, 2026 offering, cash on hand as of the issuance date, expected operating expenditures, expected development expenditures within management’s control, and management’s assessment of contractual obligations and deferred revenue arrangements, management concluded that its plans are probable of being effectively implemented and will mitigate the conditions that initially raised substantial doubt within one year after the date these consolidated financial statements are issued.

Accordingly, although conditions and events existed as of December 31, 2025 that initially raised substantial doubt about the Company’s ability to continue as a going concern, management concluded that its plans alleviated that substantial doubt prior to the issuance of these consolidated financial statements.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any references in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to variable consideration, stock-based compensation, valuation of deferred tax assets and uncertain income tax positions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts payable, short term loan due to related party and accounts payable – related parties as reflected in the consolidated financial statements, approximates fair value due to their short-term nature to settlement. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. We maintain cash and cash equivalents in banks which at times may exceed federally insured limits. We have not experienced any losses on these deposits.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and underwriter costs incurred through the balance sheet date that are directly related to the offering and that will be charged to shareholders’ equity upon the completion of the offering. As of December 31, 2025 and 2024, the Company had deferred offering costs of $393,203 and $222,497, respectively.

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

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. As of December 31, 2025, the Company also had investments in money market funds which can be subject to certain credit risks. The Company mitigates the risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any material losses on its financial instruments and has full access to and control over all of its cash and cash equivalents.

Stock Based Compensation

We account for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the FASB, companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards and the market trading price for any restricted stock awards on the day of grant. We recognized $2,189,000 and $1,144,182 stock compensation related to stock options for the years ended December 31, 2025 and 2024, respectively. We recognized $96,000 and $102,000 stock compensation related to restricted stock awards for the years ended December 31, 2025 and 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company have prospectively applied these amendments in 2025 on the Company’s consolidated financial statements.

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

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. During the years ended December 31, 2025 and 2024, common stock equivalents from outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share in the consolidated statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods. The Company had 533,571 and 219,643 options that were potentially outstanding dilutive securities during the years ended December 31, 2025 and 2024, respectively

Recent Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. In 2025, the Company adopted ASU 2023 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. The adoption impacted the presentation and disaggregation of income tax disclosures but did not affect the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its consolidated financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 1,000,000,000 shares. As of December 31, 2025 and 2024, there were 3,930,906 and 5,121,384 common shares issued and outstanding, respectively.

The total number of authorized shares of our preferred stock, par value $0.001 per share, was 10,000,000. There was no preferred stock outstanding as of December 31, 2025 and 2024.

During the year ended December 31, 2024 the Company sold 64,337 unregistered shares of its Common Stock to eight private accredited investors for an aggregate of $576,000 ($7.00 - $11.20 per share)

The Company issued 6,970 unregistered shares of its Common Stock valued at $79,209 during the year ended December 31, 2024 as payment for services provided to the Company.

The Company issued 14,286 of restricted securities awards valued at $120,000 ($8.40 per share) during January 2024 and recorded $30,000 as stock compensation expense in the quarter ended March 31, 2024 as payment for services provided by two employees of the Company. Services were cancelled as of December 2024 and 10,714 restricted common shares were cancelled.

The Company issued 17,143 of restricted securities awards valued at $192,000 ($11.20 per share) on July 1, 2024 and recorded $72,000 as stock compensation expense in the year ended December 31, 2024 as payment for services provided by the consultant of the Company. The remaining will vest quarterly through April 2026.

During the year ended December 31, 2025 the Company sold 65,000 unregistered shares of its Common Stock to four private accredited investors for an aggregate of $390,000 ($6.00 per share)

During the year ended December 31, 2025 the Company issued 26,616 unregistered shares of its Common Stock for services valued at $167,611.

NOTE 4. STOCK OPTIONS

As of December 31, 2025 and December 31, 2024, there were 1,414,286 and 966,072 options outstanding, respectively. The Company adopted an option plan in December 2025 and can issue up to 500,000 non-qualified stock options to purchase common stock. All options outstanding as of December 31, 2025 were issued prior to the plan being adopted hence are non-plan grants.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options typically may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2025, we had approximately $5.4 million unrecognized stock-based compensation related to stock options expected to be recognized over the next 2.0 years on a weighted average.

Stock option transactions during the year ended December 31, 2025 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2024	966,072	$102.75	9.0	$1.0
Options Granted	450,000	4.50
Options Exercised	-	-
Repriced legacy options (modification)	(700,000)	140.00
Reissued legacy options (repriced)	700,000	4.50	8.3
Options Forfeited or Cancelled	(1,786)	14.70
Options Expired	-	-
Outstanding and Vested or Expected to Vest at December 31, 2025	1,414,286	4.53	8.5	8.5
Options Exercisable at December 31, 2025	533,571	4.58	8.1	$3.2

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

No options were exercised during the period ended December 31, 2025.

We recognized stock compensation of $2,189,000 and $1,144,182 related to stock options for the years ended December 31, 2025 and 2024, respectively.

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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the years ended December 31, 2025 and 2024, respectively:

	Year ended December 31,
	2025	2024
Expected volatility	105%	99%
Expected dividend yield	—%	—%
Expected term (in years)	4.3-6.2	5.8-6.1
Risk-free interest rate	3.8%	4.0% - 4.7%

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the years ended December 31, 2025 and 2024, respectively:

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The intrinsic value of options outstanding at December 31, 2024 was $1.0 million. The intrinsic value of options outstanding and vested or expected to vest and exercisable at December 31, 2025 was $8.5 million and $3.2 million, respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2025 and 2024, was $2.72 and $6.88, respectively. No options were exercised during the years ended December 31, 2025 and 2024.

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award transactions during the years ended December 31, 2025 were as follows:

	December 31, 2025
	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning of Period	69,883	$34.05
Granted	-	-
Vested	(8,572)	11.20
Forfeited or Cancelled RSAs	-	-
Unvested at End of Period	61,312	$36.85

At December 31, 2025, we had approximately $2.3 million unrecognized stock-based compensation related to restricted stock awards. The weighted average non-performance based will be recognized over the next 0.3 years. The performance based restricted stock awards of $2.2 million will be recognized in 2026.

The Company recognized stock compensation of $96,000 and $102,000 related to restricted stock awards for the years ended December 31, 2025 and 2024, respectively.

NOTE 6. ACQUISITION OF EMERGEN ENERGY LLC

On April 24, 2024 (the “Closing”), the Company acquired 100 % of the membership interests of Emergen Energy LLC (“Emergen”) pursuant to a Membership Interest Purchase Agreement dated April 14, 2024 (as amended on April 24, 2024, the “MIPA”). At Closing the Company issued 1,587,300 unregistered shares of common stock to C & C Johnson Holdings LLC (an entity controlled by Cole Johnson) with a fair value of $22.2 million (based on the $14.00 closing price on April 24, 2024). Emergen became a wholly-owned subsidiary; Mr. Johnson simultaneously became President of the Company’s BESS and Solar divisions and a director of the Company.

Emergen, formed immediately prior to the transaction, held only early-stage renewable-energy development rights and no liabilities or operating activities. Accordingly, management concluded the transaction is an asset acquisition rather than a business combination.

At acquisition, Emergen’s assets consisted of 1.965GW and 3.840GW of BESS and Solar Projects, respectively. Because the projects lacked substantive process or outputs, the Company recorded the entire $22.2 million purchase price as indefinite-lived intangible assets (“Development Projects”) and allocated the $22.2 million purchase price to the BESS and Solar portfolios based on relative fair values determined from project-level discounted-cash-flow models corroborated by observable market pricing for comparable development assets. The Company allocated $20.0 million and $2.2 million to BESS and Solar Projects respectively as of the acquisition date.

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

Because payment is contingent on future project-financing milestones, no PMSA liabilities have been recognized as of December 31, 2025.

NOTE 7. SOLAR PROJECTS SALE

On May 30, 2024, Emergen entered into a Project Sale Agreement (“PSA”) with Bridgelink Development, LLC (“Bridgelink”) covering 2.425 GW of green-field solar projects (the “Greenfield Projects”). Bridgelink simultaneously resold the projects to an unrelated third-party purchaser (“Purchaser”).

Total consideration payable to Emergen is $19.4 million, comprising:

●	a non-refundable deposit of $943,500 received in June 2024; and

●	$18.5 million in milestone payments—$5,000 per MW upon securing necessary land rights and $3,000 per MW upon the project reaching ready-to-build (“RTB”) status. There is no specified timetable for milestone achievement.

The deposit is recorded as contract liability (deferred revenue). Revenue (and related cost) will be recognized at a point in time when the relevant milestones are achieved by the purchaser, which management expects within twelve months of year-end. No milestone revenue was recognized in 2024 and 2025 because the required conditions were not met.

Under the Project Management Services Agreement (“PMSA”), Emergen remits 62.5 % of amounts received to Energy Independent Partners LLC (“EIP”), an entity controlled by Cole Johnson, and retains 37.5%. Accordingly, $250,000 of the June 2024 deposit was paid to EIP and the remaining $339,688 remains deferred and recorded as accounts payable and accrued liabilities – related parties. Additional EIP payments will be recorded only when Bridgelink remits milestone proceeds. Bridgelink may return a project, without refund, only if no milestone payment has yet been made and the return occurs within seven years of the PSA’s effective date. A December 31, 2024 amendment clarified that all funds paid to Emergen are non-refundable and limited the return option as noted above; all other material terms remain unchanged.

NOTE 8. RELYEZ JOINT VENTURE

On April 20, 2025, the Company’s wholly owned subsidiary, Emergen Energy, LLC, entered into a definitive agreement with RelyEZ Energy Group to form GridSpan Energy LLC for the development, construction, and operation of utility-scale battery energy storage projects in the United States.

Under the arrangement, each accepted project special purpose vehicle entity (“SPV”) is expected to be owned 80% by RelyEZ and 20% by Emergen until project refinancing. Following refinancing, the Company may repurchase RelyEZ’s interest at cost plus a stated annual return in accordance with the governing agreements. RelyEZ funded $10.0 million into the joint venture during 2025. As of December 31, 2025, the Company had not contributed capital to the joint venture and no capital call was issued or due from the Company. Management evaluated the joint venture under ASC 810 and determined that GridSpan Energy LLC is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary. Accordingly, the joint venture is not consolidated in the accompanying consolidated financial statements.

As of December 31, 2025, the carrying amount of the Company’s recognized interests related to the joint venture was $0. The Company’s maximum exposure to loss related to the joint venture primarily consists of its contractual capital commitment of up to $12.5 million, which becomes callable on a 10% pro rata basis after RelyEZ’s initial $10.0 million funding, together with any other contractual commitments expressly described in the governing agreements. The Company did not provide financial support to the joint venture during 2025 beyond the commitments described above.

NOTE 9. GRIDSPAN PROJECT CONVEYANCE AGREEMENT

During 2025, Emergen entered into project company purchase and transfer arrangements with GridSpan covering specified battery energy storage projects. Under those arrangements, the Company received $3.564 million from GridSpan as an advance payment related to future project conveyance and development obligations.

As of December 31, 2025, no project had reached notice to proceed (“NTP”), and no title to any project or project company membership interests had transferred to GridSpan. Accordingly, the amount received from GridSpan remained deferred as of year-end and no revenue or gain was recognized in the accompanying consolidated financial statements.

In connection with the GridSpan arrangement, the Company entered into a Cession and Delegation Agreement and a related Parent Company Guarantee intended to provide GridSpan and RelyEZ with additional contractual enforcement and performance support. Management concluded that these arrangements did not result in a transfer of project ownership as of December 31, 2025.

The GridSpan arrangement includes a contingent refund obligation if specified conditions are not met, including certain financing and project milestone conditions by June 30, 2026. Management evaluated this contingency under ASC 450 and concluded that the likelihood of loss was remote as of December 31, 2025; accordingly, no liability was accrued.

NOTE 10. PROJECT RIGHTS AND LONG-LEAD EQUIPMENT DEPOSITS

During 2025, Emergen entered into arrangements with Aggreko and related counterparties in connection with specified battery energy storage projects. Under an executed amendment dated December 31, 2025, Emergen paid $1.678 million related to two project companies, Aggreko MSR Grid PC21 LLC and Aggreko MSR Grid PC36 LLC. As of December 31, 2025, Emergen remained the 100% owner of those project companies and no onward transfer of project title or project company membership interests had occurred. Accordingly, the amount paid was recognized as an intangible asset in the consolidated financial statements.

During 2025, Emergen also paid $1.886 million in connection with long-lead equipment procurement. As of December 31, 2025, Emergen was the purchaser of record and held the associated deposit and refund rights under the relevant procurement arrangements. Accordingly, the amount was recognized as a vendor deposit as of year-end. The Company expects such rights to be assigned in the future only if the applicable project milestones are achieved.

NOTE 11. RELATED PARTY TRANSACTIONS

All transactions described in Notes to Consolidated Financial Statements 6 and 7 were transacted with a now related party, Cole Johnson, President and Director, as of the April 24, 2024 acquisition of Emergen Energy, LLC. All negotiations related to these transactions were prior to Cole Johnson being a related party to Bimergen.

During the year ended December 31, 2025, the Company issued sixteen unsecured promissory notes, aggregating $825,700, to EIP, an entity controlled by president and director Cole Johnson. The notes were executed per the schedule below:

Promissory Notes Executed:

March 3, 2025	$60,000
March 28, 2025	$75,000
April 22, 2025	$25,000
April 30, 2025	$75,000
May 20, 2025	$25,000
May 30, 2025	$77,300
June 9, 2025	$28,000
June 30, 2025	$50,000
July 17, 2025	$100,000
July 31, 2025	$50,000
August 8, 2025	$25,000
August 18, 2025	$25,000
August 19, 2025	$15,000
August 25, 2025	$100,000
September 24, 2025	$24,000
September 30, 2025	$71,400
$825,700

The notes bear simple interest at 9.5 percent per annum, mature on March 31, 2026, are pre-payable without penalty, and were used to fund working-capital for operating expenses.  Accrued interest at December, 2025 was approximately $40,600. The promissory notes were repaid with interest subsequent to year end (see Note 15).

NOTE 12 INCOME TAX

U.S. Federal Corporate Income Tax

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2025	December 31, 2024
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(8.8)%	(8.8)%
Change in valuation allowance	29.8%	29.8%
Income taxes at effective rate	-%	-%

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2025	2024
Tax Operating Loss Carryforward - USA	$1,432,000	$835,520
Other	-	-
Valuation Allowance - USA	(1,432,000)	(835,520)
Deferred Tax Assets, Net	$-	$-

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company has reviewed its positive and negative evidence and has concluded that it is more likely than not that the net deferred tax assets will not be realized due to the cumulative losses incurred since inception; therefore, the Company continues to maintain a valuation allowance. The valuation allowance increased by $0.6 million and $0.8 million during the years ended December 31, 2025 and 2024, respectively.

The Company’s valuation allowance includes both federal and state deferred tax assets, including California net operating loss carryforwards, because management concluded that sufficient positive evidence does not exist to support realization of those attributes as of December 31, 2025.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 therefore the ability to offset taxable income in the future may be impacted by ownership changes occurring prior to December 31, 2025. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company’s tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company’s effective tax rate.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards for income tax purposes of approximately $4.8 million. In general, U.S. federal net operating losses arising in taxable years beginning after December 31, 2020 may be carried forward indefinitely, subject to applicable utilization limitations, including the 80% of taxable income limitation and any limitations imposed by IRC Sections 382 and 383.

As of December 31, 2025, the Company also had state net operating loss carryforwards for income tax purposes of approximately $4.8 million, substantially all of which relate to California. State net operating loss carryforwards are subject to jurisdiction-specific carryforward, utilization, and suspension rules. For California, the net operating loss deduction is suspended for certain taxpayers for taxable years 2024 through 2026, and the carryover period for suspended losses is extended.

Subsequent to the issuance of the Company’s previously issued consolidated financial statements, management identified an error in the presentation of the deferred tax asset disclosure related to net operating loss carryforwards. Specifically, the deferred tax asset inventory was presented using gross net operating loss carryforward amounts rather than tax-effected deferred tax asset amounts. As a result, the deferred tax asset table did not appropriately reflect deferred tax assets measured using the applicable enacted tax rates.

Accordingly, the Company revised the deferred tax asset disclosure to present deferred tax assets related to net operating loss carryforwards on a tax-effected basis. This revision affected only the presentation of the deferred tax footnote disclosure and did not impact the Company’s previously reported net loss, total assets, total liabilities, stockholders’ equity, or cash flows for any period presented, as the Company maintained a full valuation allowance against its net deferred tax assets in all periods presented. Management concluded that the revision was not material to any previously issued financial statements and, therefore, revised the prior-period disclosure in these consolidated financial statements.

NOTE 13 SEGMENT INFORMATION

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

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Salaries and Payroll Expenses	730,000	459,580
Legal Fees	185,374	278,248
Stock-based compensation	2,285,000	1,246,182
Audit Costs	199,000	48,730
Contract Services	512,205	401,166
Rent	20,100	19,261
Other operating expenses	806,175	305,564
Total Operating Expenses	4,928,861	2,758,731
Loss (Income) from Operations	(4,928,861)	(2,758,731)
Interest Income and Other (Expenses), net	(44,561)	1,044
Net loss before Income Tax	$(4,973,422)	$(2,757,687)

NOTE 14 COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims, legal actions, and regulatory proceedings arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 15. SUBSEQUENT EVENTS

Underwritten Public Offering

On February 23, 2026, the Company closed an underwritten public offering of 3,100,000 shares of common stock, 300,000 pre-funded warrants, and 3,600,000 accompanying warrants, including the partial exercise of the underwriter’s over-allotment option for 200,000 additional warrants. Gross proceeds from the offering were approximately $13.6 million, before deducting underwriting discounts, commissions, and other offering expenses. The accompanying warrants are exercisable immediately at an exercise price of $5.00 per share and expire five years from issuance. The pre-funded warrants are exercisable immediately at an exercise price of $0.0001 per share and do not expire. The Company intends to use the net proceeds for BESS project asset development, development of BESS projects, and working capital

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 11, 2025, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company dismissed Fortune CPAs as the Company’s independent registered public accounting firm, effective immediately.

On April 14, 2025, the Audit Committee approved the engagement of Ramirez Jimenez International CPAs as the Company’s new independent registered public accounting firm for and with respect to the year ending December 31, 2024, effective immediately.

ITEM 9A. CONTROLS AND PROCEDURES

Robert J. Brilon, our Co-Chief Executive Officer and Chief Financial Officer, is our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025 (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. These conclusions were due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated, in all material respects, in accordance with U.S. GAAP for each of the periods presented.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Disclosure Controls and Procedures

None.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) Corporate Governance

During the period covered by this Annual Report on Form 10-K, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Insider Trading Arrangements and Policies

During the quarter ended December 31, 2025, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. A copy of the Company’s insider trading policy is attached as Exhibit 19.1 hereto.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our directors, director nominees, executive officers and other key employees.

Name	Age	Position(s) and Office(s)
Benjamin B. Tran	59	Executive Chairman
Cole W. Johnson	39	Co-CEO, President and Director
Robert J. Brilon	65	Co-CEO, Chief Financial Officer and Director
Van H. Potter	67	Director
James L. Stock	59	Director
Montgomery Bannerman	70	Director

Benjamin B. Tran, PhD – Dr. Tran currently serves as Executive Chairman of the Company. He has been the corporate strategist, investor, and financial partner in the formation and growth of several emerging growth technology companies. Dr. Tran specializes in cross-border M&A, private equity, merchant banking advisory and technology marketing. He also serves as Managing Partner of Cleantek Venture Capital, a cleantech-focused private equity advisory firm since January 2021 to present. Dr. Tran, at times, serves as senior advisor to several publicly traded companies. From February 2021 to April 2022, Dr. Tran has served as Senior Capital Market Advisor for Iveda Solutions, Inc. (NASDAQ: IVDA), an AI and IoT technology company to assist with financing and uplisting to Nasdaq. From August 2017 to January 2019, he served as Advisory Chairman of Vemanti Group, Inc. (OTCQB: VMNT), an innovative fintech company to assist in M&A and international business development. From November 2018 to April 2021, Dr. Tran also co-founded and served as chairman of CBMD, Inc., a privately held physician-based CBD science company specializing in pain management. Dr. Tran served as CFO of privately held Stock Navigators, a leading software and educational training institution for technical traders from June 2018 to June 2019. Since 2014 to present, Dr. Tran has served as managing partner of United System Capital, a private equity advisory firm in Newport Beach, California. Prior to United System Capital, Dr. Tran was managing partner of an Asia-based joint venture with Brean Murray Carret & Co., a New York-based investment bank that has transacted over 100 IPOs/APOs/SPACs and raised over $4B for the U.S. and Asian companies. Dr. Tran spearheaded the organization to formulate a multi-functional investment banking service for emerging growth companies via globalization strategies. Dr. Tran has been seasoned international consultant providing corporate development and interim senior management to small and medium sized enterprises in Silicon Valley and the Asia Pacific region. He also served as a board director, CFO, corporate strategist, and executive advisor for several distressed companies, managing turn-around situations. As a Silicon Valley high-tech veteran, Dr. Tran brings over 20 years of diversified experience including mergers and acquisitions, venture management, strategic marketing, and international business development. Prior to his investment and corporate advisory career, Benjamin worked for technology leaders including Micron Technology, Fujitsu Microelectronics, Mitsubishi Electric America, Philips Semiconductors, holding various senior technical and marketing management positions. Dr. Tran received a Ph.D. in Business Administration, an MBA from the University of Phoenix, Master of Science and Bachelor of Science degrees in Electrical Engineering from San Jose State University, California. We believe Dr. Tran’s wealth of credentials and experience make him well qualified to lead our company.

Cole W. Johnson – Mr. Johnson was appointed Co-Chief Executive Officer in October 2025 and has served as our President and Board Director since April 24, 2024 upon a business combination with Bridgelink Development LLC to acquire Emergen Energy LLC, an asset holder of an array of battery energy storage system and solar projects. Mr. Johnson is a Principal and Chief Executive Officer of C&C Johnson Holdings LLC, a family office, engaged in solar and energy storage project development, that he founded and built beginning in 2018. Mr. Johnson’s role as CEO consisted of securing capital for early-stage projects, negotiating and qualifying projects for project financing, acquiring strategic projects, and developing a variety of projects promoting clean energy initiatives within strategic regions. From 2012 to 2018, Mr. Johnson was the Chief Executive Officer of multiple service companies engaged in building and developing energy assets. We believe Mr. Johnson’s significant experience in the energy sector make him well-qualified to serve as an officer and director of the Company.

Robert J. Brilon – Mr. Brilon was appointed Co-Chief Executive Officer in October 2025 and has served as our Chief Financial Officer since October 1, 2021 and was appointed as a director on April 14, 2022. He also has served as Chief Financial Officer for Iveda Solutions, Inc. (NASDAQ: IVDA) since December 2013. He was also Iveda’s President from February 2014 to July 2018 and Treasurer from December 2013 to July 2018 and was appointed Treasurer again on December 15, 2021. Mr. Brilon served as Iveda’s Executive Vice President of Business Development from December 2013 to February 2014 and as Iveda’s interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon joined New Gen Management Services, Inc. in July 2017 as the CFO (subsequently becoming President and CFO of New Gen in July 2018). Mr. Brilon was the President, Chief Financial Officer, Corporate Secretary, and Director of both Vext Science, Inc and New Gen until he resigned in February 2020. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brainwave optimization software licensing and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Financial Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of InPlay Technologies (NASDAQ: NPLA), formerly, Duraswitch (NASDAQ: DSWT), a company that licensed patented electronic switch technology and manufactured digital pen technology, from November 1998 to June 2007. Mr. Brilon served as Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. (NYSE: RRR) from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video (AMEX:VCR) from 1986 to 1993. Mr. Brilon is a certified public accountant and practiced with several leading accounting firms, including McGladrey Pullen, Ernst and Young and Deloitte and Touche. Mr. Brilon holds a Bachelor of Science degree in Business Administration from the University of Iowa. The Company believes Mr. Brilon’s extensive experience in finance leadership roles with public companies makes him well-qualified to serve as an officer and director of the Company.

Van H. Potter – Mr. Potter has served our board as an Independent Director since October 15, 2024. Mr. Potter has over 35 years of experience as an executive in technology companies with a focus on emerging growth companies, and competencies in business development, capital formation, and marketing/digital marketing. Mr Potter is the Founder/CEO of Gainey Capital since 2022, Mr. Potter founded and was CEO of Certive Solutions Inc. (OTCQB:CTVEF) from to 2011-2023. Mr. Potter was CEO of InPlay Technologies (NASDAQ) (2008 - 2010) Mr. Potter was the VP of Business Development for Pixtronix, a Kleiner Perkins / Atlas Ventures VC backed startup (2005-2010). Mr. Potter was VP of Business Development at International DisplayWorks (NASDAQ), until it was acquired by Flextronics (NASDAQ). Mr. Potter was Senior Vice President at Three Five Systems (NYSE), prior to its sale to International DisplayWorks. Mr. Potter holds a Bachelor of Science Degree in Mechanical Engineering from Northeastern University in Boston, and an MBA from Arizona State University. The Company feels Mr. Potter’s extensive managerial and other experience running public companies will make him a valuable member of the board of directors.

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

Montgomery Bannerman – Mr. Bannerman has served our board as an Independent Director since November 1, 2024. Mr. Bannerman has over 35 years of experience as a technology executive in energy and telecommunications companies. Founding Partner, CEO, Denrgy Inc., January 2023 – Present, Miami, Florida, Denrgy develops district and municipal scale resilient renewable energy networks which make facilities and communities more resilient to extreme weather events and deliver economic, employment and environmental benefits to the investors and customers they serve. Founder & Director, ArcStar Energy, January 2007 - March 2023, New York, NY & Miami, FL. ArcStar Energy is a renewable energy project advisory, M&A and managed development services company. Founder & CEO, MicroGrid Networks, LLC, January 2018 - May 2022, New York, NY, MGN develops and operates advanced large scale renewable microgrids which integrate with and serve utility networks in New York City. Verso Technologies, CEO & President, November 2003 - June 2006, A multinational manufacturer of advanced distributed power and communications network technologies for public utilities and competitive operators. SVP & CTO, NAP of the Americas, January 2000 - October 2003, Miami, FL, Responsible for design, engineering, construction and operation of the facility, technology and services of the first privately-developed Network Access Point (NAP) one of the core hubs and exchanges for international telecommunication traffic and revenue in the global Internet, Founder and Managing Director, IXS, 1997 – 1999, China, Co-founded and led this early international Internet network operator providing services between businesses in mainland China, Taiwan, Hong Kong and USA markets. Founder and President, DSP.COM, 1993 – 1996, San Francisco Bay Area, Founded and led this early commercial Internet Service Provider serving Northern California. VP Business Development, Bell Canada International, Oct 1980 - Mar 1996, Multiple international executive leadership positions in market penetrations and first deployments of large-scale distributed communications and power networks for this global leader in management consulting, engineering and project management operating in deregulating markets worldwide. Undergraduate studies in business and finance at Mohawk College of Applied Arts & Technology in Ontario Canada. Postgraduate studies at Bell Laboratories, Ottawa Canada. We believe Mr. Bannerman’s significant experience in the energy sector make him well-qualified to serve as a director of the Company.

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

Board of Directors and Board Committees

Our board of directors consists of six directors, three of whom are independent as such term is defined by the independence standards of NYSE American stock exchange. We have determined that Montgomery Bannerman, Van H. Potter and James L. Stock satisfy the “independence” requirements under the independence standards of NYSE American.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nomination and corporate governance committee, and adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Montgomery Bannerman, Van H. Potter and James L. Stock. Mr. James L. Stock is the chair of our audit committee. The audit committee will oversee our accounting and financial reporting processes and the audits of the consolidated financial statements of our company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited consolidated financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2025,

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2025 and 2024 Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Benjamin Tran	2025	240,000	-	-	310,000	-	-	-	550,000
Executive Chairman (former CEO), and Director	2024	206,000	-	-	1,200,000	-	-	-	1,406,000

Cole W. Johnson	2025	200,000			1,054,000	-	-	-	1,254,000
Co-CEO, President and Director	2024	100,000			4,200,000	-	-	-	4,300,000

Robert J. Brilon	2025	290,000	-		900,000	-	-	-	1,190,000
Co-CEO, CFO and Director	2024	148,000	-		600,000	-	-	-	748,000

(1)	The amounts reported in the Option Awards column reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date or repricing date and do not necessarily correspond to the actual value that may ultimately be realized by the named director. Assumptions used in the calculation of these amounts were a 5 to 7 year expected life, 3.8% to 4.6% risk-free rate, and a 99% to 105% volatility factor.

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

Exercise Prices and Vesting. The Exercise Prices for the Options are as follows: (a) for the first 1/5th of the granted Options, $70.00 per share of Common Stock which may be exercised on or after the first annual anniversary of the Award Date; (b) for the second 1/5th of the granted Options, $105.00 per share of Common Stock which may be exercised on or after the second annual anniversary of the Award Date; (c) for the third 1/5th of the granted Options, $140.00 per share of Common Stock which may be exercised on or after the third annual anniversary of the Award Date; (d) the fourth 1/5th of the granted Options, $175.00 per share of Common Stock which may be exercised on or after the fourth annual anniversary of the Award Date; and (e) for the final 1/5th of the granted Options, $210.00 per share of Common Stock which may be exercised on or after the fifth annual anniversary of the Award Date. On August 26, 2025, these Options were all repriced to $4.50 per share.

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

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-ENDED DECEMBER 31, 2025

The following table sets forth information with respect to the options outstanding by the Named Executive Officers held at fiscal year-end.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)		Option expiration date(1)		Number of shares that have not vested (#)		Market value of shares that have not vested ($)(2)
Benjamin Tran
Executive Chairman	28,571	114,286	$4.50	(5)	4/24/2034

Cole W. Johnson	97,143	388,572	$4.50	(5)	4/24/2034
Co-CEO, President and Director

Robert J. Brilon	35,715	-	$3.50		2/13/2033	(3)	33,113	(4)	$347,687
Co-CEO, CFO and Director	35,715	-	$4.20		4/3/2033
	71,429	57,143	$4.50	(5)	5/3/2034
	70,000	140,000	$4.50		8/26/2035	(6)

(1)	The expiration date of each option occurs on the earlier of (i) ten years after the date of grant of each option or (ii) five years after the termination.

(2)	The market value was computed by multiplying the closing market price of common stock on December 31, 2025 ($10.50) by the number of restricted stock awards that have not vested.

(3)	These options fully vested on January 1, 2025.

(4)	These Stock Awards vest August 19, 2026.

(5)	Exercise Prices and Vesting. The Exercise Prices for the Options are as follows: Repriced on August 26, 2025 to $4.50 exercise price, all other terms remained the same including vesting 1/5th each annual anniversary of the Award Date.

(6)	70,000 of the Options vested immediately on August 26, 2025, 70,000 of the Options vest on August 26, 2026 and the final 70,000 Options vest on August 26, 2027.

Compensation of Directors

The following table sets forth all compensation paid to or earned by each of our directors during fiscal year 2025, except for compensation with respect to Messrs. Tran, Johnson and Brilon. Information with respect to the compensation of these directors is included above in the “Summary Compensation Table.” As our executive officers, none of these directors (other than as described above) received any compensation for service as a director during fiscal year 2025.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Van H. Potter Director	-	-	159,686	-	-	-	159,686
James L. Stock Director	-	-	159,686	-	-	-	159,686
Montgomery Bannerman Director	-	-	159,686	-	-	-	159,686

Notes:

(1)	Director cash compensation during the fiscal year ended December 31, 2025.

(2)	The amounts reported in the Option Awards column reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named director. Assumptions used in the calculation of these amounts were a 5 to 5.5 year expected life, 3.8% risk-free rate, and a 105% volatility factor.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2026, concerning, except as indicated by the footnotes below, (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 7,072,573 shares of common stock outstanding as of March 31, 2026. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days as of March 31, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, stock options and warrants referenced in the footnotes below are currently fully vested and exercisable.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percent of Class
Benjamin B. Tran (1)	1,103,180	(2)	15.5%
Robert J. Brilon (1)	215,885	(3)	3.0%
Cole W. Johnson (1)	1,781,586	(4)	24.5%
Van H. Potter (1)	15,000	(5)	* %
James L. Stock (1)	17,215	(5)	* %
Montgomery Bannerman (1)	15,000	(5)	* %
All directors and named executive officers as a group (6 persons)	3,147,866		41.7%

*	Less than 1%,

Unless otherwise indicated below, the address for each beneficial owner is c/o Bimergen Energy Corporation, 895 Dove Street, Suite 300, Newport Beach, CA 92660.

(1)	The named individual is one of our executive officers or directors. His address is c/o Bimergen Energy Corporation, 895 Dove Street, Suite 300, Newport Beach, California 92660.

(2)	Includes the following: (i) 367,984 shares of common stock held directly, (ii) 367,913 shares held by Mr. Tran’s spouse and (iii) 310,140 shares owned by United System Capital LLC (“USC”), over which Mr. Tran has voting control and therefore may be deemed to have indirect beneficial ownership of all or a portion of the securities owned directly by USC. Mr. Tran disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Also includes 57,143 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $4.50 per share.

(3)	Includes the following: (i) 9,198 shares of common stock (ii) 33,113 shares of restricted common stock which vested upon uplisting to a national stock exchange, (iii) 3,572 shares of restricted common stock issued in November 2023 which vested on December 31, 2023, (iv) 35,715 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $3.50 per share and (v) 35,715 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $4.20 per share and (vi) 28,572 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $4.50 per share and (vii) 70,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $4.50.

(4)	Held by C&C Johnson Holdings over which Mr. Johnson holds voting and dispositive control. Also includes 194,286 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $4.50 per share.

(5)	Includes 15,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of the date of this table at $4.50 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The Board of Directors has adopted a non-qualified stock option plan consisting of 500,000 options in December 2025.

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

Emergen held certain contractual and other rights to develop a portfolio of battery energy storage system (“BESS”) projects identified in the MIPA with a cumulative storage capacity estimated at 1.965 gigawatts (GW) upon completion of the construction of such project (the “BESS Development Projects”) and rights to develop a portfolio of solar energy development projects with a cumulative capacity estimated at 3.840 GW upon completion of construction of such project (the “Solar Development Projects,” together with the BESS Development Projects, collectively, the “Development Projects”). The Development Projects included no tangible assets, no binding contracts that would create a liability and no binding contracts for revenue generation. The Development Projects were deemed intangible assets and we have recorded the entire value of the 1,587,300 unregistered shares valued at the closing price on April 24, 2024, of $14.00 ($22,222,200).

On May 30, 2024, Emergen entered into a Project Sale Agreement with Bridgelink covering approximately 2.425 GW of greenfield solar projects. Total consideration payable to Emergen is approximately $19.4 million, consisting of a non-refundable deposit of $943,500 received in June 2024 and up to $18.5 million of milestone payments. Under the PMSA, Emergen remits 62.5% of amounts received to EIP and retains 37.5%. Effective December 31, 2024, Emergen and Bridgelink amended the agreement to provide that Bridgelink may return a project, without refund, only if no milestone payment has yet been made and the return occurs within seven years of the PSA’s effective date. All funds paid to Emergen are non-refundable.

During 2024, the Company paid EIP $250,000 for its portion of the deposit under the Project Sales Agreement and has $339,687.50 in accounts payable to EIP at December 31, 2025.

Director Independence

We currently have three independent directors on our board; Van H. Potter, James L. Stock, and Montgomery Bannerman. The definition of “independent” used herein is based on the independence standards of NYSE American. The board performed a review to determine the independence of Van H. Potter, James L. Stock, and Montgomery Bannerman and made a subjective determination as to each of these directors that no transactions, relationships or arrangements exist that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. In making these determinations, the board reviewed information provided by these directors with regard to each individual’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2025 and 2024. On April 14, 2025, the Audit Committee approved the engagement of Ramirez Jimenez International CPAs (“RJI”) as the Company’s new independent registered public accounting firm for and with respect to the year ending December 31, 2024. On July 8, 2024, after review and recommendation of the Committee, We appointed Farber Hass Hurley LLP (“FHH”) as the Company’s independent registered public accounting firm for and with respect to the year ending December 31, 2024. Effective July 8, 2024, the Company, dismissed Fortune CPAs (“Fortune”) as the Company’s independent registered public accounting firm. Fortune was the Company’s independent registered public accounting firm for completed fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through the date of July 8, 2024’s dismissal

RJI fees summarized below:

	2025	2024
Audit Fees(1)	$194,000	$113,750
Audit Related Fees(2)	-	-
Tax Fees(3)	5,000	-
Total Fees	$199,000	$113,750

FHH fees summarized below:

	2025	2024
Audit Fees(1)	$-	$38,593
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
Total Fees	$-	$38,593

Fortune fees summarized below:

	2025		2024
Audit Fees(1)		$-	$43,000
Audit Related Fees(2)		-	-
Tax Fees(3)		-	-
Total Fees	$		$43,000

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by our then principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2025 and 2024, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated March 4, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.2	Amended Articles of Incorporation dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.3	Amended Articles of Incorporation dated January 4, 2002. (Incorporated by reference from Form 10KSB filed with the SEC on May 21, 2003.)

3.4	Amended Articles of Incorporation dated December 19, 2003. (Incorporated by reference from Form 10-KSB filed with the SEC on May 20, 2004.)

3.5	Amended Articles of Incorporation dated November 4, 2004. (Incorporated by reference from Form 10-KSB filed with the SEC on April 15, 2005)

3.6	Amended Articles of Incorporation dated September 7, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on November 16, 2005)

3.7	Certificate of Amendment to Certificate of Incorporation dated September 30, 2015. (Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.)

3.8	Certificate of Amendment to Certificate of Incorporation dated January 20, 2021 (Incorporated by reference to Exhibit 3.8 to the Company’s Form 10-K filed with the SEC on March 26, 2021.)

3.9	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated March 31, 2022 (Incorporated by reference to Exhibit 3.9 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

3.10	Certificate of Amendment to Certificate of Incorporation, as amended, dated April 28, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022).

3.11	By-Laws dated April 23, 1998. (Incorporated by reference from Form 10-SB filed with the SEC on January 5, 2000.)

3.12	Certificate of Amendment to Certificate of Incorporation, as amended, dated January 28, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2025).

4.1	Form of Pre-Funded Warrant (Incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on February 25, 2026)

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 25, 2026)

4.3	Warrant Agent Agreement between the Company and VStock Transfer, LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on February 25, 2026)

10.1	Secured Promissory Note with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020)

10.2	Security Agreement with Peter Dalrymple, dated August 31, 2020 (Incorporated by reference from Form 8-K filed with the SEC on September 2, 2020)

10.3	Letter agreement with Peter Dalrymple, dated October 28, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021)

10.4	Amendment to Secured Promissory Note with Peter Dalrymple, dated October 29, 2021 (Incorporated by reference from Form 8-K filed with the SEC on November 2, 2021)

10.5	Share Exchange Agreement among Spine Injury Solutions, Inc., Bitech Mining Corporation, its shareholders and Benjamin Tran as Stockholders’ Representative dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.6	Management Services Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.7	Amendment to Secured Promissory Note Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.8	Amendment to Security Agreement between Spine Injury Solutions, Inc., Quad Video Halo, Inc. and Peter L. Dalrymple dated as of March 31, 2022 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2022).

10.9 †	Form of Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.10 †	Form of Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.11†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.12	Asset Purchase Agreement entered into among Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.13	Asset Purchase Agreement entered into among Bitech Technologies Corporation, SPIN Collections LLC and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.14	Secured Promissory Note and Security Agreement Cancellation Agreement entered into among Bitech Technologies Corporation, Quad Video Halo, Inc., Quad Video Holdings Corporation and Peter Dalrymple dated June 30, 2022 (Incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.15	Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated January 15, 2021 (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 filed on August 15, 2022).

10.16	Amendment of Patent & Technology Exclusive License Agreement entered into between SuperGreen Energy Corp. and Bitech Mining Corporation dated October 25, 2021 (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 filed on August 15, 2022).

10.17	Consent to Sublicense Agreement and Amendment to Patent & Technology Exclusive and Non Exclusive License Agreement entered into between SuperGreen Energy Corp., Bitech Mining Corporation and Calvin Cao dated as of March 27, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1 filed on August 15, 2022).

10.18	Confidential Settlement, Mutual Release, and Share Transfer Agreement between the Company, Bitech Mining Corporation, Calvin Cao and SuperGreen Energy Corporation dated as of February 20, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2023).

10.19†	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 21, 2022).

10.20	Form of Subscription Agreement for U.S. Residents (Incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q filed on August 15, 2023).

10.21	Letter Agreement entered into between the Company and Bridgelink Development, LLC dated January 8, 2024.

10.22	Membership Interest MIPA dated April 14, 2024 by Bitech Technologies Corporation, Emergen Energy LLC, Bridgelink Development, LLC, C & C Johnson Holdings LLC, and (v) Cole W. Johnson.

10.23	Amendment No. 1 dated April 24, 2024 to Membership Interest MIPA dated April 14, 2024 by Bitech Technologies Corporation, Emergen Energy LLC, Bridgelink Development, LLC, C & C Johnson Holdings LLC, and (v) Cole W. Johnson.

10.24	Employment Agreement between Bitech Technologies Corporation and Benjamin Tran dated April 24, 2024.

10.25	Option Agreement between Bitech Technologies Corporation and Benjamin Tran dated April 24, 2024.

10.26	Employment Agreement between Bitech Technologies Corporation and Cole Johnson dated April 24, 2024.

10.27	Option Agreement between Bitech Technologies Corporation and Cole Johnson dated April 24, 2024.

10.28	Project Sale Agreement between Bitech Technologies, Corporation, Emergen Energy, LLC and Bridgelink Development LLC dated May 30, 2024

10.29	Project Management Services Agreement among Bitech Technologies Corporation, Emergen Energy LLC and Energy Independent Partners LLC dated April 24, 2024

10.30	First Amendment effective June 28, 2024 to Project Management Services Agreement

10.31	First Amendment effective December 31, 2024 to the Project Sale Agreement dated May 30, 2024

10.32	Second Amendment effective June 28, 2024 to Project Management Services Agreement

10.33	Definitive Agreement between Emergen Energy, LLC and RelyEZ effective April 20, 2025

10.34	Underwriting Agreement between the Company and ThinkEquity LLC dated February 20, 2026 (Incorporated by reference Exhibit 1.1 of the Company’s Form 8-K filed on February 25, 2026)

10.35	Bimergen Energy Corporation 2025 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 filed on March 20, 2026)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on March 31, 2023).

23.1	Consent of Ramirez Jimenez International CPAs

31.1*	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2*	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed or furnished herewith.

†	Includes management contracts and compensation plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

Bimergen Energy Corporation

/s/ Robert J. Brilon
By:	Robert J. Brilon
Co-Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Brilon	Co-Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and	March 31, 2026
Robert J. Brilon	Principal Financial and Accounting Officer) and Director

/s/ Cole W. Johnson	Director and President	March 31, 2026
Name: Cole Johnson

/s/ Benjamin B. Tran	Executive Chairman of the Board	March 31, 2026
Benjamin B. Tran

/s/ Van H. Potter	Director	March 31, 2026
Name: Van H. Potter

/s/ James L. Stock	Director	March 31, 2026
Name: James L. Stock

/s/ Montgomery Bannerman	Director	March 31, 2026
Name: Montgomery Bannerman

