Form 10-Q
period 2026-03-31
Bimergen Energy Corp
filed 2026-05-15
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2026

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 001-43138

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

At May 15, 2026, there were 7,097,573 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form 10-K, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, our ability to expand, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Bimergen Energy Corporation (formerly Spine Injury Solutions, Inc.) and its subsidiaries and predecessors, unless the context indicates otherwise.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,908,226	$401,203
Deferred offering costs	-	393,203
Vendor deposits	1,885,680	1,885,680
Prepaid expense	628,431	619,688

Total current assets	11,422,337	3,299,774

Intangible assets	23,900,520	23,900,520

Total assets	$35,322,857	$27,200,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	277,921	937,088
Accounts payable and accrued liabilities – related parties	133,799	1,316,725
Short Term Loans due to Related Parties	-	825,700
Deferred revenue	4,757,500	4,757,500

Total current liabilities	5,169,220	7,837,013

Commitments and Contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 7,072,573 and 3,930,906 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	7,073	3,931
Additional paid-in capital	43,646,290	29,107,471
Accumulated deficit	(13,499,726)	(9,748,121)

Total stockholders’ equity	30,153,637	19,363,281

Total liabilities and stockholders’ equity	$35,322,857	$27,200,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General & Administrative	3,764,629	857,037
Total Operating Expenses	3,764,629	857,037

LOSS FROM OPERATIONS	(3,764,629)	(857,037)

OTHER INCOME (EXPENSE)
Other Income (Expense)	-	300
Interest Income	26,147	-
Interest Expense	(13,123)	(907)

Total Other Income (Expense)	13,024	(607)

LOSS BEFORE INCOME TAXES	(3,751,605)	(857,644)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(3,751,605)	$(857,644)

BASIC AND DILUTED LOSS PER SHARE	$(0.71)	$(0.17)
WEIGHTED AVERAGE SHARES	5,300,647	5,128,984

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2024	5,121,384	$5,121	-	$-	$26,263,670	$(4,774,699)	$21,494,092

Common Stock for Services	18,320	18	-	-	115,562	-	115,580
Stock Based Compensation	-	-	-	-	313,000	-	313,000

Net loss	-	-	-	-	-	(857,644)	(857,644)

Balances, March 31, 2025	5,139,704	$5,139	-	$-	$26,692,232	$(5,632,343)	$21,065,028

Balances, December 31, 2025	3,930,906	$3,931	-	$-	$29,107,471	$(9,748,121)	$19,363,281

Common Stock for Services	5,000	5	-	-	13,645	-	13,650
Common Stock in Exchange for Accounts Payable	36,667	37	-	-	103,364	-	103,401
Issuance of common stock, pre-funded warrants, and accompanying warrants in public offering	3,100,000	3,100	-	-	13,896,115	-	13,899,215
Cost of Financing, including noncash offering cost of Underwriter Warrants					(2,038,305)		(2,038,305)
Stock Based Compensation	-	-	-	-	2,564,000	-	2,564,000

Net loss	-	-	-	-	-	(3,751,605)	(3,751,605)

Balances, March 31, 2026	7,072,573	$7,073	-	$-	$43,646,290	$(13,499,726)	$30,153,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,751,605)	$(857,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock issued for services	13,650	115,580
Stock Compensation Expense	2,564,000	313,000

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,743)	25,000
Accounts payable and accrued liabilities	(555,766)	83,117
Accounts payable and accrued liabilities – Related Parties	(1,182,926)	178,495
Deferred revenue	-	-

Net cash used in operating activities	(2,921,390)	(142,452)

Cash flows from financing activities:
Cash from Sale of common stock, pre-funded warrants and warrants	13,600,270	-
Cost of Financing	(1,346,157)
Proceeds from (Payments to) Short term Loan – Related Parties	(825,700)	135,000
Deferred Offering Costs	-	(52,150)

Net cash provided by financing activities	11,428,413	82,850

Net (decrease) increase in cash and cash equivalents	8,507,023	(59,602)
Cash and cash equivalents at beginning of period	401,203	156,087

Cash and cash equivalents at end of period	$8,908,226	$96,485

Supplementary disclosure of non-cash operating, investing and financing activities:

Common stock issued for accounts payable	103,401	-
Deferred offering costs charged to cost of financing in equity upon completion of the February 2026 offering	393,203	-
Noncash offering cost - Underwriter Warrants issued in February 2026 offering	298,945	-

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

In April 2024, the Company acquired a portfolio of development-stage Battery Energy Storage Systems (BESS) and solar energy projects from Emergen Energy LLC (“Emergen”). The acquired portfolio includes 23 utility-scale BESS projects with an estimated cumulative storage capacity of 1.965 gigawatts (“GW”) and 13 utility-scale solar energy projects with an anticipated cumulative generation capacity of 1.640 GW (collectively, the “Development Projects”), subject to completion of development, construction, and interconnection milestones. The Company became the sole project owner upon acquisition.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete annual consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

The accompanying consolidated financial statements include the accounts of Bimergen Energy Corporation and its wholly owned subsidiary, Emergen Energy, LLC. All significant intercompany transactions have been eliminated upon consolidation.

There have been no material changes to the accounting policies discussed in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to variable consideration and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable short term loan due to related party and accounts payable – related parties as reflected in the consolidated financial statements, approximates fair value due to their short-term nature to settlement. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

For purposes of allocating the February 2026 Offering proceeds among equity-classified freestanding instruments, the Company used closing-date fair value inputs. The Common Stock was valued using the Company’s closing market price. The Public Warrants were valued using quoted market prices for the identical listed warrants. The Pre-Funded Warrants were valued using the common stock price adjusted for the nominal exercise price. The Underwriter Warrants and unexercised Over-Allotment Option were valued using Black-Scholes option-pricing models. These fair value inputs were used solely to allocate proceeds among equity-classified freestanding instruments and do not represent recurring liability fair value measurements.

As of February 23, 2026, the significant valuation assumptions for the Underwriter Warrants and unexercised Over-Allotment Option are as follows: (i) the expected volatility of the Company’s stock of approximately 94%, (ii) the Company’s stock price at valuation date of $2.73, (iii) expected dividend yield of 0.0%, (iv) average risk-free interest rate of 4.0%. The contracted term of 5 years and 0.12 years was used for the Underwriter Warrants and unexercised Over-Allotment Option, respectively.

The relative fair value allocation of the $13.6 million Offering proceeds was as follows: Common Stock, $9,472,868; Pre-Funded Warrants, $916,729; Public Warrants, including the 200,000 exercised over-allotment warrants, $3,195,456; and unexercised Over-Allotment Option, $15,217. These are relative fair value allocation amounts / allocated carrying amounts, not necessarily standalone fair values.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and underwriter costs incurred through the balance sheet date that are directly related to the offering and that were charged to shareholders’ equity upon the completion of the offering. As of March 31, 2026, and December 31, 2025, the Company had deferred offering costs of $0 and $393,203, respectively.

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

Stock Based Compensation

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the FASB, companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods, until fully vested, in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards and the market trading price for any restricted stock awards on the day of grant. We recognized $503,000 and $289,000 stock compensation related to stock options for the three months ended March 31, 2026, and 2025, respectively. We recognized $2,061,000 and $24,000 stock compensation related to restricted stock awards for the three months ended March 31, 2026, and 2025, respectively.

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with ASC Topic 260, “Earnings per Share,” for all periods presented. The pre-funded warrants to purchase 300,000 shares of common stock are included in the weighted-average shares outstanding used to compute basic and diluted net loss per share from the issuance date because the exercise price is nominal. Public Warrants, Underwriter Warrants, the Over-Allotment Option, and stock options were excluded from diluted EPS for periods of net loss because they were anti-dilutive.

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

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 1,000,000,000 shares. As of March 31, 2026, and December 31, 2025, there were 7,072,573 and 3,930,906 common shares issued and outstanding, respectively.

The total number of authorized shares of our preferred stock, par value $0.001 per share, was 10,000,000. There was no preferred stock outstanding as of March 31, 2026, and December 31, 2025.

During the year ended December 31, 2024 the Company sold 64,337 unregistered shares of its Common Stock to eight private investors for an aggregate of $576,000 ($7.00 - $11.20 per share)

The Company issued 26,616 shares of unregistered shares of its Common Stock for services valued at $167,611 for the year ended December 31, 2025.

On February 20, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”), relating to the Company’s underwritten public offering (the “Offering”) of 3,100,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase up to 300,000 shares of Common Stock (the “Pre-Funded Warrants”), and accompanying warrants (the “Warrants”) to purchase 3,400,000 shares of Common Stock. The Warrants are exercisable immediately at an exercise price of $5.00 per share of Common Stock and expire in five years. The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.0001 per share of Common Stock and will not expire. The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-280668), previously filed with Securities Exchange Commission (the “Commission”) and subsequently declared effective by the Commission on January 29, 2026, and the Company’s registration statement on Form S-1 MEF (File No. 333-293610), filed by the Company with the Commission on February 20, 2026, and automatically effective on such date. A final prospectus relating to the offering was filed with the Commission on February 20, 2026. Pursuant to the Underwriting Agreement, the public offering price was $4.00 per Share and Warrant combined, and the Underwriter purchased the Shares and Warrants at a 7.5% discount to the public offering price. The Company granted the Underwriter the option to purchase, within 45 days from the date of the Underwriting Agreement, an additional 200,000 shares of Common Stock at $4.00 and /or Pre-Funded Warrants at $3.9999, the same price per share as the Shares and Pre-Funded Warrants, respectively, and/or an additional 200,000 Warrants (the “Over-Allotment Option”), of which the Underwriter exercised a partial option on February 23, 2026, to purchase all 200,000 Warrants in the Over-Allotment Option. On February 23, 2026, the Offering closed resulting in the Company selling a total of 3,100,000 shares of Common Stock, 300,000 Pre-Funded Warrants, and 3,600,000 Warrants sold including the partial exercise of the Underwriter’s over-allotment option for 200,000 Warrants, for gross proceeds of approximately $13.6 million, before deducting underwriting discounts, commissions, and other estimated offering expenses.

The Common Stock issued in the Offering was classified as permanent equity. Management evaluated the Pre-Funded Warrants, Public Warrants, Underwriter Warrants and Over-Allotment Option under ASC 480 and ASC 815-40 and determined that the instruments qualify for classification within permanent equity. The fair value of the 170,000 Underwriter Warrants was recorded as an equity issuance cost with a corresponding credit to additional paid-in capital.

NOTE 4. STOCK OPTIONS

As of March 31, 2026, there were 1,414,286 options outstanding. The Company adopted an option plan in December 2025 and can issue up to 500,000 non-qualified stock options to purchase common stock. All options outstanding as of March 31, 2026, were issued prior to the plan being adopted hence are non-plan grants.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options typically may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At March 31, 2026, we had approximately $4.9 million unrecognized stock-based compensation related to stock options expected to be recognized over the next 2.0 years on a weighted average.

Stock option transactions during the period ended March 31, 2026, were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2025	1,414,286	$4.53	9.0	$8.5
Options Granted	-	-
Options Exercised	-	-
Options Forfeited or Cancelled	-	-
Options Expired	-	-
Outstanding and Vested or Expected to Vest at March 31, 2026	1,414,286	4.53	8.5	-
Options Exercisable at March 31, 2026	537,143	4.55	7.9	$-

No options were exercised during the period ended March 31, 2026.

We recognized stock compensation of $503,000 and $289,000 related to stock options for the three months ended March 31, 2026 and 2025, respectively.

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

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The intrinsic value of options outstanding and vested or expected to vest and exercisable at March 31, 2026, and December 31, 2025 was $0 million and $8.5 million, respectively.

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award transactions during the three months ended March 31, 2026, were as follows:

	March 31, 2026
	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning of Period	61,312	$36.85
Granted	-	-
Vested	(2,143)	11.20
Forfeited or Cancelled RSAs	-	-
Unvested at End of Period	59,169	$37.78

At March 31, 2026, we had 2,142 non-performance restricted stock awards unvested that vested April 1, 2026. The weighted average non-performance based restricted stock awards have been fully recognized as stock compensation as of March 31, 2026, with $24,000 recognized for the three months ended March 31, 2026.

There are 57,027 performance RSAs unvested with an aggregate grant date fair value of $2.3 million at March 31, 2026, and we have recognized $2,037,000 in the three months ended March 31, 2026, related to these RSAs that are scheduled to vest subject to continued applicable service conditions. The recognition during the three months ended March 31, 2026, is due to the performance event of the uplist to a national stock exchange making the vesting of the RSAs probable. These shares will fully vest in the quarter ending September 30, 2026, upon reaching 180 days after the uplist and continued applicable service conditions.

We recognized stock compensation of $2,061,000 and $24,000 related to restricted stock awards for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6. ACQUISITION OF EMERGEN ENERGY LLC

On April 24, 2024, the Company acquired 100% of the membership interests of Emergen Energy LLC in a transaction accounted for as an asset acquisition. The Company issued 1,587,300 shares of common stock as consideration and recorded approximately $22.2 million of indefinite-lived development project intangible assets at acquisition.

In connection with the acquisition, the Company and Emergen entered into a Project Management Services Agreement with Energy Independent Partners LLC (“EIP”), a related party. Under Amendment No. 2, executed on April 24, 2025, and effective June 28, 2024, development fees generally become payable only when a project secures project-specific third-party financing sufficient to fund such fees. Based on current portfolio capacities, contingent development fees for the BESS and solar portfolios would total approximately $126 million if all such projects obtain the required financing. In addition, if a project is sold, EIP may be entitled to the greater of unpaid development fees or a contractual share of sale proceeds, and certain unpaid fees may accelerate upon a change of control or removal of Mr. Johnson from his role. Because payment remains contingent on future events, no liability has been recorded as of March 31, 2026.

NOTE 7. SOLAR PROJECTS SALE

On May 30, 2024, Emergen entered into a Project Sale Agreement with Bridgelink Development, LLC covering approximately 2.425 GW of greenfield solar projects. Total consideration under the agreement is approximately $19.4 million, consisting of a $943,500 deposit received in June 2024 and approximately $18.5 million of future milestone payments tied to project-development milestones.

The $943,500 deposit remains included in deferred revenue at March 31, 2026, because the applicable revenue recognition milestones had not been achieved, and no revenue has been recognized through March 31, 2026. A December 31, 2024 amendment clarified that amounts paid to Emergen are non-refundable and limited the circumstances in which projects may be returned. During the three months ended March 31, 2026, the Company paid $339,688 related to amounts previously received under this arrangement that remained accrued to EIP, a related party, and was included in accounts payable and accrued liabilities – related parties at December 31, 2025.

NOTE 8. RELYEZ JOINT VENTURE

On April 20, 2025, the Company’s wholly owned subsidiary, Emergen Energy, LLC, entered into a definitive agreement with RelyEZ Energy Group to form GridSpan Energy LLC for the development, construction, and operation of utility-scale battery energy storage projects in the United States.

Under the arrangement, each accepted project special purpose vehicle entity (“SPV”) is expected to be owned 80% by RelyEZ and 20% by Emergen until project refinancing. Following refinancing, the Company may repurchase RelyEZ’s interest at cost plus a stated annual return in accordance with the governing agreements. RelyEZ funded $10.0 million into the joint venture during 2025. As of March 31, 2026, the Company had not contributed capital to the joint venture and no capital call was issued or due from the Company. Management evaluated the joint venture under ASC 810 and determined that GridSpan Energy LLC is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary. Accordingly, the joint venture is not consolidated in the accompanying consolidated financial statements.

As of March 31, 2026, and December 31, 2025, the carrying amount of the Company’s recognized interests related to the joint venture was $0. The Company’s maximum exposure to loss related to the joint venture primarily consists of its contractual capital commitment of up to $5.0 million, which becomes callable on a 10% pro rata basis after RelyEZ’s initial $10.0 million funding, together with any other contractual commitments expressly described in the governing agreements. The Company did not provide financial support to the joint venture during the three months ended March 31, 2026, beyond the commitments described above.

NOTE 9. GRIDSPAN PROJECT CONVEYANCE AGREEMENT

During 2025, Emergen entered into project company purchase and transfer arrangements with GridSpan covering specified battery energy storage projects. Under those arrangements, the Company received $3.564 million from GridSpan as an advance payment related to future project conveyance and development obligations.

As of March 31, 2026, no project had reached notice to proceed (“NTP”), and no title to any project or project company membership interests had transferred to GridSpan. Accordingly, the amount received from GridSpan remained deferred as of March 31, 2026, and no revenue or gain was recognized in the accompanying consolidated financial statements.

In connection with the GridSpan arrangement, the Company entered into a Cession and Delegation Agreement and a related Parent Company Guarantee intended to provide GridSpan and RelyEZ with additional contractual enforcement and performance support. Management concluded that these arrangements did not result in a transfer of project ownership as of March 31, 2026.

The GridSpan arrangement includes a contingent refund obligation if specified conditions are not met, including certain financing and project milestone conditions by June 30, 2026. Management evaluated this contingency under ASC 450 and concluded that the likelihood of loss was remote as of March 31, 2026; accordingly, no liability was accrued.

NOTE 10. PROJECT RIGHTS AND LONG-LEAD EQUIPMENT DEPOSITS

During 2025, Emergen entered into arrangements with Aggreko and related counterparties in connection with specified battery energy storage projects. Under an executed amendment dated December 31, 2025, Emergen paid $1.678 million related to two project companies, Aggreko MSR Grid PC21 LLC and Aggreko MSR Grid PC36 LLC. As of March 31, 2026, Emergen remained the 100% owner of those project companies and no onward transfer of project title or project company membership interests had occurred. Accordingly, the amount paid was recognized as an intangible asset in the consolidated financial statements.

During 2025, Emergen also paid $1.886 million in connection with long-lead equipment procurement. As of March 31, 2026, Emergen was the purchaser of record and held the associated deposit and refund rights under the relevant procurement arrangements. Accordingly, the amount was recognized as a vendor deposit as of March 31, 2026, and December 31, 2025. The Company expects such rights to be assigned in the future only if the applicable project milestones are achieved.

NOTE 11. RELATED PARTY TRANSACTIONS

Cole Johnson became President and a director of the Company on April 24, 2024 in connection with the acquisition of Emergen Energy LLC. Energy Independent Partners LLC (“EIP”), an entity controlled by Mr. Johnson, is a related party. The related party arrangements involving EIP in connection with the Emergen acquisition, the Project Management Services Agreement and the solar project sale are described in Notes 6 and 7. The underlying negotiations for those arrangements were substantially completed before Mr. Johnson became a related party.

During 2025, the Company issued unsecured promissory notes to EIP aggregating $825,700 to fund working capital. The notes bore interest at 9.5% per annum, matured on March 31, 2026, and were prepayable without penalty. In February 2026, the Company repaid the outstanding principal balance of $825,700.

At March 31, 2026, and December 31, 2025, short-term loans due to related parties were $0 and $825,700, respectively.

At March 31, 2026, and December 31, 2025, accounts payable and accrued liabilities – related parties were $133,799 and $1,316,725, respectively, including amounts due to EIP, Executive Officers and the Executive Chairman.

NOTE 12 SEGMENT INFORMATION

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

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Salaries and Payroll Expenses	188,000	178,000
Legal Fees	158,775	3,266
Stock-based compensation	2,564,000	313,000
Investors Relations	93,390	120,151
Audit Costs	109,890	38,000
Contract Services	165,194	149,505
Rent	11,477	-
Other Taxes	192,921	-
Other operating expenses	280,982	55,115
Total Operating Expenses	3,764,629	857,037
Loss (Income) from Operations	(3,764,629)	(857,037)
Interest Income and Other (Expenses), net	13,024	(607)
Net loss before Income Tax	$(3,751,605)	$(857,644)

NOTE 13 COMMITMENTS AND CONTINGENCIES

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

Capital commitments. RelyEZ has committed up to $50 million, including an initial $10 million funding. Emergen will contribute up to $5 million on a 10 percent pro-rata basis after RelyEZ’s first $10 million is funded. This mezzanine capital will be used to advance long-lead items and qualifying the BESS projects for permanent debt financing. The capital commitment described above represents the Company’s maximum exposure to loss with respect to the JV.

On August 11, 2025, RelyEZ completed the $10 million funding as required by the definitive agreement to the Joint Venture which satisfies the closing conditions of the definitive agreement. No capital call to the Company was issued or due as of March 31, 2026, and the Company made no contributions (cash or project rights) during the quarter.

Management assessed the joint venture and determined it is a variable-interest entity (VIE) and that the Company is not the primary beneficiary; therefore, the JV is not consolidated under ASC 810. As of March 31, 2026, the Company had no recognized interests related to the JV (carrying amount of $0). The Company did not provide financial support to the JV during the quarter beyond the commitments described above.

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

As of March 31, 2026, the Company’s only arrangement with Cox is a Letter of Agreement (LOA). No JV has been formed with Cox, no development rights were transferred to Cox, and the Company did not receive consideration from Cox during the quarter. The LOA is executory and did not require recognition as of the balance sheet date. The Company will reassess if and when a definitive agreement is executed, a JV is formed, consideration is received by the Company, or project rights are transferred.

NOTE 14. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

The Company issued 25,000 shares of unregistered shares of its Common Stock in April 2026 for services valued at $71,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bimergen Energy Corporation (the “Company,” “Bimergen Energy,” “our” or “we”) is for the three months ended March 31, 2026 and 2025. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

We anticipate management will be active in identifying, negotiating and establishing the financing relationships required for our projects. Since the Company and its subsidiaries do not have the in-house personnel to construct these projects, we also anticipate management will hire third parties to manage the construction of the project facilities and we will manage and negotiate the purchase of the key components of the facility (most importantly being the batteries). The Development Projects purchased are at various stages and we executed an agreement with Energy Independent Partners (“EIP”) (a Delaware limited liability company controlled by Cole Johnson, our Co-CEO and President and Director commencing as of the date of acquisition of Emergen) for services to include: pre-construction and pre-operational activities such as assisting with qualifying the Development Projects for financing; assisting with achieving RTB Status for Development Projects; and assisting with marketing the Development Project to a third party, if desired. The relevant fees for these services are $0.035 per watt of capacity.

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

On May 30, 2024, Emergen entered into a Project Sale Agreement (“PSA”) with Bridgelink covering approximately 2.425 GW of greenfield solar projects. Total consideration payable to Emergen is approximately $19.4 million, consisting of a non-refundable deposit of $943,500 received in June 2024 and up to $18.5 million of milestone payments. The deposit is recorded as deferred revenue. No revenue was recognized through March 31, 2026, because the contractual milestone conditions had not been met. Effective December 31, 2024, the PSA was amended to provide that Bridgelink may return a project, without refund, only if no milestone payment has yet been made and the return occurs within seven years of the PSA’s effective date. All other material terms remain unchanged. All funds paid to Emergen are non-refundable.

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

The $943,500 deposit remains included in deferred revenue at March 31, 2026, because the applicable revenue recognition milestones had not been achieved, and no revenue has been recognized through March 31, 2026. A December 31, 2024 amendment clarified that amounts paid to Emergen are non-refundable and limited the circumstances in which projects may be returned. During the three months ended March 31, 2026, the Company paid $339,688 related to amounts previously received under this arrangement that remained accrued to EIP, a related party, and was included in accounts payable and accrued liabilities – related parties at December 31, 2025.

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

Results of Operations

Comparison of the three month period ended March 31, 2026, with the three month period ended March 31, 2025

The following table summarizes our results of operations for the periods presented:

The Company has generated no revenues from its primary business for the three months ended March 31, 2026, and March 31, 2025.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	$ Change	% Change
OPERATING EXPENSES
General & Administrative	3,764,629	857,037	2,907,592	339%
Total Operating Expenses	3,764,629	857,037	2,907,592	339%
LOSS FROM OPERATIONS	(3,764,629)	(857,037)	2,907,592	339%
OTHER INCOME (EXPENSE)
Interest and Other Income (Expense)	26,147	300	25,847	8,616%
Interest Expense	(13,123)	(907)	(12,216)	1,347%
Total Other Income (Expense)	13,024	(607)	13,631	2,247%
NET LOSS	(3,751,605)	(857,644)	(2,893,961)	337%

General and administrative expenses have increased significantly for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The primary increase was approximately $2,251,000 of non-cash stock compensation, $193,000 Delaware franchise tax and $155,000 legal fees.

Contractual Obligations and Commitments

As of March 31, 2026, and December 31, 2025, we had total current liabilities of $5.2 million and $7.8 million, respectively, and current assets of $11.4 million and $3.3 million, respectively, to meet our current obligations. As of March 31, 2026, we had working capital of $6.3 million as compared to working capital of ($4.5 million) as of December 31, 2025.

For the three months ended March 31, 2026, cash used in operations was approximately $2.9 million, primarily driven by net loss of approximately $3.8 million and decreases in accounts payable and related-party accounts payable of approximately $1.7 million, partially offset by noncash stock-based compensation of approximately $2.6 million compared to approximately $0.14 million cash used by operations for the three months ended March 31, 2025, which primarily included the net loss of approximately $0.9 million and primarily offset by the non-cash stock-based compensation of $0.3 million and an increase in accounts payable (including related parties) of $0.3 million.

For the three months ended March 31, 2026, cash provided by financing activities was approximately $11.4 million, including approximately $12.3 million of net cash proceeds from the February 2026 offering after cash financing costs, offset by repayment of approximately $0.8 million of related-party short-term loans compared to $0.08 million cash provided for the three months ended March 31, 2025, from proceeds from short term loans due to a related party.

The Company received and recorded as deferred revenue a $3.6 million payment from Gridspan in December 2025 related to the purchase of BESS development projects. The Company received $250,000 from Eos Energy Storage LLC as a one-time, non-refundable payment upon execution of a Joint Development Agreement. The Company received and recorded as deferred revenue a $943,500 deposit payment from the Project Sale Agreement with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects in 2024. The total amount to be received by Emergen for the projects sold to Bridgelink is expected to be $19,400,000 unless certain of the projects are returned without development to the payment milestones. We paid EIP $250,000 during 2024 and $339,688 during the three months ended March 31, 2026, related to amounts previously accrued under the PSA. EIP will be due 62.5% of the proceeds received related to the Project Sale Agreement. If the remaining $18.5 million is received from the ultimate purchaser via Bridgelink we will owe EIP $11.5 million for their portion per the agreement.

The Company would be required to fund up to $5 million of capital calls over the term of the joint venture arrangement related to Emergen’s 20% ownership interest and 10% matching capital contribution requirement in the RelyEZ joint venture. Management is evaluating debt and equity alternatives to meet those obligations.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity financing. As of March 31, 2026, cash generated from financing activities is sufficient to fund our growth strategy in the short term. The primary need for liquidity is to fund working capital requirements of the business, including operational and development costs to finalize development of our planned BESS projects that are part of the Development Project rights we acquired upon completion of the acquisition of Emergen. Financing for the project construction and equipment acquisition is planned to be generated within the project joint ventures and be non-recourse to the Company. The primary source of liquidity has primarily been private financing transactions and the public offering closed February 2026. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Development Projects depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2025 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. There have been no material changes to our significant accounting policies or critical accounting estimates during the three months ended March 31, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officer (“Co-CEO”) / Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026, (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on his evaluation, the Co-CEO/CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2026, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audit of the financial statements for the year ended December 31, 2025 and management’s evaluation as of March 31, 2026, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting related to the fact that we did not appropriately design and maintain entity-level controls impacting the control environment, risk assessment, control activities, information and communication and monitoring activities to prevent or detect material misstatements to the financial statements. These material weaknesses related to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, (iii) insufficient segregation of duties and (iv) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for management review controls and activity level controls across substantially all financial statement areas.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Disclosure Controls and Procedures

None.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, to our knowledge, there are no legal proceedings or regulatory actions material to us to which we are a party, or have been a party to, or of which any of our property is or was the subject matter of, and no such proceedings or actions are known by us to be contemplated.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the three months ended March 31, 2026, which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During February 2026 the Company issued 5,000 shares for investor relations services valued at $13,650. During March 2026, the Company issued 36,667 shares of restricted common stock valued at $103,401 in settlement of accounts payable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. §1350.

32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bimergen Energy Corporation

Date: May 15, 2026	By:	/s/ Robert J. Brilon
Robert J. Brilon
Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

