Form 10-Q
period 2026-06-30
Bimergen Energy Corp
filed 2026-08-14
CIK 1066764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2026

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

At August 14, 2026, there were 7,097,573 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,377,141	$401,203
Accounts receivable	2,846,500	-
Deferred offering costs	-	393,203
Vendor deposits	1,885,680	1,885,680
Inventory	28,000	-
Prepaid expenses and other assets	490,369	619,688

Total current assets	14,627,690	3,299,774

Right of Use Asset	329,471	-
Deposits	15,321	-
Investment in unconsolidated affiliate	500,000	-
Intangible assets	22,882,709	23,900,520

Total assets	$38,355,191	$27,200,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	498,563	937,088
Accounts payable and accrued liabilities – related parties	872,917	1,316,725
Short Term Loans due to Related Parties	-	825,700
Current Portion of Lease Liability	40,519	-
Deferred revenue	3,564,000	4,757,500

Total current liabilities	4,975,999	7,837,013

Long-Term Lease Liability	297,676	-

Commitments and Contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	-	-

Common stock: $0.001 par value, 1,000,000,000 shares authorized, 7,097,573 and 3,930,906 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	7,098	3,931
Additional paid-in capital	44,945,765	29,107,471
Accumulated deficit	(11,871,347)	(9,748,121)

Total stockholders’ equity	33,081,516	19,363,281

Total liabilities and stockholders’ equity	$38,355,191	$27,200,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

REVENUE	$7,903,159	$-	$7,903,159	$-

COST OF REVENUE	3,090,123	-	3,090,123	-

GROSS PROFIT	4,813,036	-	4,813,036	-

OPERATING EXPENSES
General & Administrative	3,240,447	816,069	7,005,076	1,673,106
Total Operating Expenses	3,240,447	816,069	7,005,076	1,673,106

INCOME (LOSS) FROM OPERATIONS	1,572,589	(816,069)	(2,192,040)	(1,673,106)

OTHER INCOME (EXPENSE)
Other Income	60,320	-	86,467	300
Interest Expense	(4,530)	(5,340)	(17,653)	(6,247)

Total Other Income (Expense)	55,790	(5,340)	68,814	(5,947)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,628,379	(821,409)	(2,123,226)	(1,679,053)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,628,379	$(821,409)	$(2,123,226)	$(1,679,053)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.22	$(0.16)	$(0.33)	$ (0.33)

WEIGHTED AVERAGE SHARES	7,392,903	5,059,458	6,352,554	5,094,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2024	5,121,384	$5,121	-	$-	$26,263,670	$(4,774,699)	$21,494,092

Common Stock for Services	18,320	18	-	-	115,562	-	115,580
Stock Based Compensation	-	-	-	-	313,000	-	313,000

Net loss	-	-	-	-	-	(857,644)	(857,644)

Balances, March 31, 2025	5,139,704	$5,139	-	$-	$26,692,232	$(5,632,343)	$21,065,028

Common Stock for Services	296	1	-	-	2030	-	2,031
Common Stock related to Reverse Split Fractional Shares	5,600	6	-	-	(6)	-	-
Common stock shares cancelled related to the resolution of litigation	(1,287,694)	(1,288)	-	-	1,288	-	-
Stock Based Compensation	-	-	-	-	289,000	-	289,000

Net loss	-	-	-	-	-	(821,409)	(821,409)

Balances, June 30, 2025	3,857,906	$3,858	-	$-	$26,984,544	$(6,453,752)	$20,534,650

Balances, December 31, 2025	3,930,906	$3,931	-	$-	$29,107,471	$(9,748,121)	$19,363,281

Common Stock for Services	5,000	5	-	-	13,645	-	13,650
Common Stock in Exchange for Accounts Payable	36,667	37	-	-	103,364	-	103,401
Issuance of common stock, pre-funded warrants, and accompanying warrants in public offering	3,100,000	3,100	-	-	13,896,115	-	13,899,215
Cost of Financing, including noncash offering cost of Underwriter Warrants	-	-	-	-	(2,038,305)	-	(2,038,305)
Stock Based Compensation	-	-	-	-	2,564,000	-	2,564,000

Net loss	-	-	-	-	-	(3,751,605)	(3,751,605)

Balances, March 31, 2026	7,072,573	$7,073	-	$-	$43,646,290	$(13,499,726)	$30,153,637

Common Stock for Services	25,000	25	-	-	71,475	-	71,500
Stock Based Compensation	-	-	-	-	1,228,000	-	1,228,000

Net income	-	-	-	-	-	1,628,379	1,628,379

Balances, June 30, 2026	7,097,573	$7,098	-	$-	$44,945,765	$(11,871,347)	$33,081,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMERGEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,123,226)	$(1,679,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,017,811	-
Common Stock issued for services	85,150	117,611
Stock Compensation Expense	3,792,000	602,000
Units in unconsolidated affiliate for services	(500,000)	-
Non-cash lease expense	10,802	-

Changes in operating assets and liabilities:
Accounts Receivable	(2,846,500)	-
Prepaid expenses and other assets	129,319	50,000
Inventory	(28,000)	-
Accounts payable and accrued liabilities	(335,124)	85,040
Accounts payable and accrued liabilities – Related Parties	(443,808)	364,494
Deposits	(15,321)	-
Operating lease liabilities	(2,078)	-
Deferred revenue	(1,193,500)	-

Net cash used in operating activities	(2,452,475)	(459,908)

Cash flows from financing activities:
Cash from Sale of common stock, pre-funded warrants and warrants	13,600,270	-
Cost of Financing	(1,346,157)	-
Proceeds from (Payments to) Short term Loan – Related Parties	(825,700)	415,300
Deferred Offering Costs	-	(90,135)

Net cash provided by financing activities	11,428,413	325,165

Net increase (decrease) in cash and cash equivalents	8,975,938	(134,743)
Cash and cash equivalents at beginning of period	401,203	156,087

Cash and cash equivalents at end of period	$9,377,141	$21,344

Supplementary disclosure of non-cash operating, investing and financing activities:

Common stock issued for accounts payable	103,401	-
Operating lease right-of-use assets in exchange for operating lease liabilites	340,273	-
Deferred offering costs charged to cost of financing in equity upon completion of the February 2026 offering	393,203	-
Noncash offering cost - Underwriter Warrants issued in February 2026 offering	298,945	-

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

In April 2024, the Company acquired a portfolio of development-stage Battery Energy Storage Systems (“BESS”) and solar energy projects from Emergen Energy LLC (“Emergen”). The acquired portfolio includes 23 utility-scale BESS projects with an estimated cumulative storage capacity of 1.965 gigawatts (“GW”) and 13 utility-scale solar energy projects with an anticipated cumulative generation capacity of 1.640 GW (collectively, the “Development Projects”), subject to completion of development, construction, and interconnection milestones. The Company became the sole project owner upon acquisition.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete annual consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

The accompanying unaudited condensed consolidated financial statements include the accounts of Bimergen Energy Corporation and its wholly owned subsidiary, Emergen Energy, LLC. All significant intercompany transactions have been eliminated upon consolidation.

There have been no material changes to the accounting policies discussed in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to variable consideration and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

For purposes of allocating the February 2026 Offering (refer to Note 3) proceeds among equity-classified freestanding instruments, the Company used closing-date fair value inputs. The Common Stock was valued using the Company’s closing market price. The Public Warrants were valued using quoted market prices for the identical listed warrants. The Pre-Funded Warrants were valued using the common stock price adjusted for the nominal exercise price. The Underwriter Warrants and unexercised Over-Allotment Option were valued using Black-Scholes option-pricing models. These fair value inputs were used solely to allocate proceeds among equity-classified freestanding instruments and do not represent recurring liability fair value measurements.

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

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and underwriter costs incurred through the balance sheet date that are directly related to the offering and that were charged to shareholders’ equity upon the completion of the offering. As of June 30, 2026, and December 31, 2025, the Company had deferred offering costs of $0 and $393,203, respectively.

Intangible Assets

To the extent that an intangible asset is successfully developed into a revenue-generating asset, it will become a component of property, plant and equipment. To the extent that an intangible asset is not successfully developed into a revenue-generating assets, it will be considered impaired and charged to operations at that time. The estimation of the fair value of the projects requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The estimates of the fair value of the projects are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as adverse business conditions, economic factors and technological change or competitive activities may signal that an asset has become impaired. No indicators of impairment were identified for the period ended June 30, 2026.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of June 30, 2026 and December 31, 2025, respectively no reserve necessary.

Inventory

The Company capitalizes professional fees that are directly identifiable with the acquisition, development, and construction of BESS project inventories. These costs include expenditures for engineers, legal consultants, environmental assessors, and valuation experts.

The Company capitalizes these professional fees during the active development period when activities necessary to prepare the project for its intended use are underway. These costs will be expensed once this BESS development project is sold or contributed to a joint venture.

Investment in Unconsolidated Affiliates

The Company has recorded an initial investment in unconsolidated affiliates related to the 7.5% equity stake received of $500,000 which approximates 7.5% paid by the JV Company as of June 30, 2026 (see Note 11). This is a provisional amount that has been recorded and the Company is evaluating the fair market value of the 7.5% stake received as consideration.

Stock Based Compensation

The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods, until fully vested, in our consolidated statements of operations. We use the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards and the market trading price for any restricted stock awards on the day of grant. We recognized $1,100,000 and $265,000 stock compensation expense related to stock options for the three months ended June 30, 2026, and 2025, respectively. We recognized $1,603,000 and $554,000 of stock compensation expense related to stock options for the six months ended June 30, 2026, and 2025, respectively. We recognized $128,000 and $24,000 stock compensation expense related to restricted stock awards for the three months ended June 30, 2026, and 2025, respectively. We recognized $2,189,000 and $48,000 stock compensation expense related to restricted stock awards for the six months ended June 30, 2026, and 2025, respectively.

Net Loss per Share

Basic and diluted net loss per common share is presented in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share,” for all periods presented. The pre-funded warrants to purchase 300,000 shares of common stock are included in the weighted-average shares outstanding used to compute basic and diluted net loss per share from the issuance date because the exercise price is nominal. Public Warrants, Underwriter Warrants, the Over-Allotment Option, and stock options were excluded from diluted EPS for periods of net loss because they were anti-dilutive. The stock options that were exerciseable at a price less than the closing price on June 30, 2026, were included in the fully diluted EPS calculation for the three month period ending June 30, 2026 presenting a net income.

Revenue and Expense Recognition

The Company applies the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct BESS development project on its relative standalone selling price. The price as specified within the contract is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the purchaser (i.e., when the Company’s performance obligations is satisfied), which typically occurs upon execution of the purchase contract often times referred to as a Membership Interest Purchase Agreement (“MIPA”). Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the purchaser. Purchasers do not have a right to return the BESS development project.

The Company sells its BESS development projects primarily to joint venture partners (refer to Notes 9 and 11)

The following table presents our net revenue by revenue source for the period presented:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Net Revenue Source
Cerberus/Frontier Power	$6,709,659	$-	$6,709,659	$-
Eos Energy Storage LLC	250,000	-	250,000	-
Bridgelink Development, LLC	943,500	-	943,500	-

	$7,903,159	$-	$7,903,159	$-

General and administrative costs are charged to expense as incurred.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its consolidated financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3. STOCKHOLDERS’ EQUITY

The total number of authorized shares of our common stock, par value $0.001 per share, was 1,000,000,000 shares. As of June 30, 2026, and December 31, 2025, there were 7,097,573 and 3,930,906 common shares issued and outstanding, respectively.

The total number of authorized shares of our preferred stock, par value $0.001 per share, was 10,000,000. There was no preferred stock outstanding as of June 30, 2026, and December 31, 2025.

During the year ended December 31, 2024 the Company sold 64,337 unregistered shares of its Common Stock to eight private investors for an aggregate of $576,000 ($7.00 - $11.20 per share)

The Company issued 26,616 shares of unregistered shares of its Common Stock for services valued at $167,611 for the year ended December 31, 2025.

On February 20, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”), relating to the Company’s underwritten public offering (the “Offering”) of 3,100,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase up to 300,000 shares of Common Stock (the “Pre-Funded Warrants”), and accompanying warrants (the “Warrants”) to purchase 3,400,000 shares of Common Stock. The Warrants are exercisable immediately at an exercise price of $5.00 per share of Common Stock and expire in five years. The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.0001 per share of Common Stock and will not expire. The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-280668), previously filed with Securities Exchange Commission (the “Commission”) and subsequently declared effective by the Commission on January 29, 2026, and the Company’s registration statement on Form S-1 MEF (File No. 333-293610), filed by the Company with the Commission on February 20, 2026, and automatically effective on such date. A final prospectus relating to the offering was filed with the Commission on February 20, 2026. Pursuant to the Underwriting Agreement, the public offering price was $4.00 per Share and Warrant combined, and the Underwriter purchased the Shares and Warrants at a 7.5% discount to the public offering price. The Company granted the Underwriter the option to purchase, within 45 days from the date of the Underwriting Agreement, an additional 200,000 shares of Common Stock at $4.00 and /or Pre-Funded Warrants at $3.9999, the same price per share as the Shares and Pre-Funded Warrants, respectively, and/or an additional 200,000 Warrants (the “Over-Allotment Option”), of which the Underwriter exercised a partial option on February 23, 2026, to purchase all 200,000 Warrants in the Over-Allotment Option. On February 23, 2026, the Offering closed resulting in the Company selling a total of 3,100,000 shares of Common Stock, 300,000 Pre-Funded Warrants, and 3,600,000 Warrants sold including the partial exercise of the Underwriter’s over-allotment option for 200,000 Warrants, for gross proceeds of approximately $13.6 million, before deducting approximately $1.35 million of underwriting discounts, commissions, and other offering expenses.

The Common Stock issued in the Offering was classified as permanent equity. Management evaluated the Pre-Funded Warrants, Public Warrants, Underwriter Warrants and Over-Allotment Option under FASB ASC 480 “Distinguishing Liabilities from Equity” and FASB ASC 815-40 “Contracts in Entity’s Own Equity” and determined that the instruments qualify for classification within permanent equity. The fair value of the 170,000 Underwriter Warrants was recorded as an equity issuance cost with a corresponding credit to additional paid-in capital.

The Company issued 5,000 shares of unregistered shares of its Common Stock in March 2026 for services valued at $13,650.

The Company issued 36,667 shares of unregistered shares of its Common Stock in March 2026 for accounts payable generated from services valued at $103,401.

The Company issued 25,000 shares of unregistered shares of its Common Stock in April 2026 for services valued at $71,500.

NOTE 4. STOCK OPTIONS

As of June 30, 2026, there were 1,746,186 options outstanding. The Company adopted an option plan in December 2025 and can issue up to 500,000 non-qualified stock options to purchase common stock. The Company granted 331,900 from that plan and all other options outstanding as of June 30, 2026, were issued prior to the plan being adopted hence are non-plan grants.

We have granted non-qualified stock options to employees and contractors. All non-qualified options are issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options typically may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to five years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. As of June 30, 2026, we had approximately $4.5 million unrecognized stock-based compensation related to stock options expected to be recognized over the next 2.3 years on a weighted average.

Stock option transactions during the period ended June 30, 2026, were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2025	1,414,286	$4.53	9.0	$8.5
Options Granted	331,900	2.55	9.8	0.5
Options Exercised	-	-
Options Forfeited or Cancelled	-	-
Options Expired	-	-
Outstanding and Vested or Expected to Vest at June 30, 2026	1,746,186	4.16	8.4	0.6
Options Exercisable at June 30, 2026	1,009,043	$3.90	8.4	$0.6

No options were exercised during the period ended June 30, 2026.

We recognized $1,100,000 and $265,000 stock compensation related to stock options for the three ended June 30, 2026, and 2025, respectively. We recognized $1,603,000 and $554,000 stock compensation related to stock options for the six ended June 30, 2026, and 2025, respectively.

The Black-Scholes option pricing model, used to estimate fair value of the option awards, requires the use of the following assumptions:

● Fair value of common stock. The fair value of the common stock is the Company’s closing price per share on the NYSE American at the grant date.

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

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price. The intrinsic value of options outstanding and vested or expected to vest and exercisable at June 30, 2026, and December 31, 2025, was $0.6 million and $8.5 million, respectively.

NOTE 5. RESTRICTED STOCK AWARDS

Restricted Stock Award (‘RSA”) transactions during the six months ended June 30, 2026, were as follows:

	June 30, 2026
	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning of Period	61,312	$36.85
Granted	-	-
Vested	(4,285)	11.20
Forfeited or Cancelled RSAs	-	-
Unvested at End of Period	57,027	$39.20

At June 30, 2026, we had no non-performance restricted stock awards unvested. The weighted average non-performance based restricted stock awards have been fully recognized as stock compensation as of June 30, 2026, with $24,000 recognized for the three and six months ended June 30, 2026.

There are 57,027 performance RSAs unvested with an aggregate grant date fair value of $2.3 million at June 30, 2026, and we have recognized $128,000 and $2,165,000 and in the three and six months ended June 30, 2026, respectively, related to these RSAs that are scheduled to vest subject to continued applicable service conditions. The recognition during the three and six months ended June 30, 2026, is due to the performance event of the uplist to a national stock exchange making the vesting of the RSAs probable. These shares will fully vest in the quarter ending September 30, 2026, upon reaching 180 days after the uplist and continued applicable service conditions.

We recognized $128,000 and $24,000 stock compensation related to all restricted stock awards for the three months ended June 30, 2026, and 2025, respectively. We recognized $2,189,000 and $48,000 stock compensation related to all restricted stock awards for the six months ended June 30, 2026, and 2025, respectively.

NOTE 6. ACQUISITION OF EMERGEN ENERGY LLC

On April 24, 2024, the Company acquired 100% of the membership interests of Emergen Energy LLC in a transaction accounted for as an asset acquisition. The Company issued 1,587,300 shares of common stock as consideration and recorded approximately $22.2 million of indefinite-lived development project intangible assets at acquisition.

In connection with the acquisition, the Company and Emergen entered into a Project Management Services Agreement with Energy Independent Partners LLC (“EIP”), a related party. Under Amendment No. 2, executed on April 24, 2025, and effective June 28, 2024, development fees generally become payable only when a project secures project-specific third-party financing sufficient to fund such fees. Based on current portfolio capacities, contingent development fees for the BESS and solar portfolios would total approximately $126 million if all such projects obtain the required financing. In addition, if a project is sold, EIP may be entitled to the greater of unpaid development fees or a contractual share of sale proceeds, and certain unpaid fees may accelerate upon a change of control or removal of Mr. Johnson from his role. Because payment remains contingent on future events, no liability has been recorded as of June 30, 2026 with the exception of $850,000 due as of June 30, 2026 related to a $1,000,000 development fee earned by EIP related to the Redbird project transaction (refer to Note 11. The Project Management Services Agreement called for EIP to receive $3,500,000 for the Redbird project transaction but EIP offered a $2,500,000 reduction in its fee for this transaction to the Company and Emergen which was accepted effective May 31, 2026.

NOTE 7. SOLAR PROJECTS SALE

On May 30, 2024, Emergen entered into a Project Sale Agreement with Bridgelink Development, LLC covering approximately 2.425 GW of greenfield solar projects. Total consideration under the agreement is approximately $19.4 million, consisting of a $943,500 deposit received in June 2024 and approximately $18.5 million of future milestone payments tied to project-development milestones. During the three months ended June 30, 2026, it has been determined that the project-development milestones related to future payments is unlikely given the lack of any project progress over the last two years.

The $943,500 deposit has been recognized as revenue during the three months ended June 30, 2026. During the three months ended March 31, 2026, the Company paid $339,688 related to amounts previously received under this arrangement that remained accrued to EIP, a related party, and was included in accounts payable and accrued liabilities – related parties at December 31, 2025. A December 31, 2024 amendment clarified that amounts paid to Emergen are non-refundable and limited the circumstances in which projects may be returned.

NOTE 8. RELYEZ JOINT VENTURE

On April 20, 2025, the Company’s wholly owned subsidiary, Emergen Energy, LLC, entered into a definitive agreement with RelyEZ Energy Group to form GridSpan Energy LLC for the development, construction, and operation of utility-scale battery energy storage projects in the United States.

Under the arrangement, each accepted project special purpose vehicle entity (“SPV”) is expected to be owned 80% by RelyEZ and 20% by Emergen until project refinancing. Following refinancing, the Company may repurchase RelyEZ’s interest at cost plus a stated annual return in accordance with the governing agreements. RelyEZ funded $10.0 million into the joint venture during 2025. As of June 30, 2026, the Company had not contributed capital to the joint venture and no capital call was issued or due from the Company. Management evaluated the joint venture under ASC 810 and determined that GridSpan Energy LLC is a variable interest entity (“VIE”) and that the Company is not the primary beneficiary. Accordingly, the joint venture is not consolidated in the accompanying consolidated financial statements.

As of June 30, 2026, has advanced a prepayment of $1.886 million to RelyEZ for equipment for projects expected to sell into GridSpan.

As of June 30, 2026, and December 31, 2025, the carrying amount of the Company’s recognized interests related to the joint venture was $0. The Company’s maximum exposure to loss related to the joint venture primarily consists of its contractual capital commitment of up to $5.0 million, which becomes callable on a 10% pro rata basis after RelyEZ’s initial $10.0 million funding, together with any other contractual commitments expressly described in the governing agreements. The Company did not provide financial support to the joint venture during the three and six months ended June 30, 2026, beyond the commitments described above.

NOTE 9. GRIDSPAN PROJECT CONVEYANCE AGREEMENT

During 2025, Emergen entered into project company purchase and transfer arrangements with GridSpan covering specified battery energy storage projects. Under those arrangements, the Company received $3.564 million from GridSpan as an advance payment related to future project conveyance and development obligations.

As of June 30, 2026, no project had reached notice to proceed (“NTP”), and no title to any project or project company membership interests had transferred to GridSpan. Accordingly, the amount received from GridSpan remained deferred as of June 30, 2026, and no revenue or gain was recognized in the accompanying consolidated financial statements.

In connection with the GridSpan arrangement, the Company entered into a Cession and Delegation Agreement and a related Parent Company Guarantee intended to provide GridSpan and RelyEZ with additional contractual enforcement and performance support. Management concluded that these arrangements did not result in a transfer of project ownership as of June 30, 2026.

The GridSpan arrangement has been amended to extend the contingent refund obligation if specified conditions are not met, including certain financing and project milestone conditions to March 31, 2027. Management evaluated this contingency under ASC 450 “Contingencies” and concluded that the likelihood of loss was remote as of June 30, 2026; accordingly, no liability was accrued.

NOTE 10. PROJECT RIGHTS AND LONG-LEAD EQUIPMENT DEPOSITS

During 2025, Emergen entered into arrangements with Aggreko and related counterparties in connection with specified battery energy storage projects. Under an executed amendment dated December 31, 2025, Emergen paid $1.678 million related to two project companies, Aggreko MSR Grid PC21 LLC and Aggreko MSR Grid PC36 LLC. As of June 30, 2026, Emergen remained the 100% owner of those project companies and no onward transfer of project title or project company membership interests had occurred. Accordingly, the amount paid was recognized as an intangible asset in the consolidated financial statements.

During 2025, Emergen also paid $1.886 million in connection with long-lead equipment procurement. As of June 30, 2026, Emergen was the purchaser of record and held the associated deposit and refund rights under the relevant procurement arrangements. Accordingly, the amount was recognized as a vendor deposit as of June 30, 2026, and December 31, 2025. The Company expects such rights to be assigned in the future only if the applicable project milestones are achieved.

NOTE 11. CERBERUS/FRONTIER POWER USA BESS TRANSACTIONS

On May 21, 2026, Emergen, a wholly-owned subsidiary of Bimergen, entered into a Contribution Agreement (the “Contribution Agreement”) with FPU-BEC Development Topco, LLC (the “JV Company”), a Delaware limited liability company affiliated with Cerberus Capital Management, L.P. and its Frontier Power USA (“FPUSA”) platform. Pursuant to the Contribution Agreement, Emergen contributed 100% of its equity interests in three battery energy storage system (“BESS”) project companies (the “Project Companies”), to the JV Company.

As consideration for the contribution of the Project Companies, the JV Company agreed to pay approximately $5.7 million for development fees and approximately $3.2 million for accountable expenses. As additional consideration the JV Company issued to Emergen 75 Class B Units in the JV Company, representing 7.5% of the total outstanding equity interests and initially recorded at $500,000 as of June 30, 2026. This is a provisional amount that has been recorded and the Company is evaluating the fair market value of the 7.5% stake received as consideration. As of June 30, 2026, $3.4 million had been paid and $2.8 million remained in account receivable. On July 15, 2026, $3.0 million was received with $0.3 million of that related to the June 30,2026 accounts receivable leaving the $2.5 million development fee to be paid upon one of the three Project Companies, the Redbird project, attaining NTP status through the efforts of the JV Company, which is anticipated during 2026. Approximately $1 million of intangible assets were amortized into cost of sales related to the Redbird project development fees recorded in revenue.

The closing of the Contribution Agreement occurred simultaneously with its execution on May 21, 2026 with respect to two of the Project Companies and with respect to the third Project Company, occurred immediately following its closing of the acquisition by Emergen on July 15, 2026.

Membership Interest Purchase Agreements

Emergen entered into a Membership Interest Purchase Agreements pursuant to which Emergen acquired 100% of the membership interests of two 10 MW/ 40/MWh BESS development projects which became contributed Project Companies. Emergen acquired these two BESS development projects for consideration of approximately $3 million, of which approximately $2.3 million was paid in full on July 15, 2026.

NOTE 12. RELATED PARTY TRANSACTIONS

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

At June 30, 2026, and December 31, 2025, short-term loans due to related parties were $0 and $825,700, respectively.

At June 30, 2026, and December 31, 2025, accounts payable and accrued liabilities – related parties were $872,917 and $1,316,725, respectively, including amounts due to EIP, Executive Officers and the Executive Chairman.

NOTE 13. SEGMENT INFORMATION

The Company operates and manages its business as one reportable operating segment. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews internal financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include salaries and payroll, legal fees, stock based compensation, audit costs, contract services, rent, and other administrative expenses. The measurement of segment assets is reported on the consolidated balance sheets as total assets. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM.

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Revenues	$7,903,159	$-	$7,903,159	$-
Cost of Goods Sold	3,090,123	-	3,090,123	-
Gross Profit	4,813,036	-	4,813,036	-

Operating Expenses
Salaries and Payroll Expenses	415,929	182,000	603,929	360,000
Legal Fees	442,960	10,483	601,735	13,749
Stock-based compensation	1,228,000	289,000	3,792,000	602,000
Investors Relations	514,748	5,227	608,138	125,378
Audit Costs	54,486	131,250	201,269	169,250
Contract Services	328,613	143,615	517,807	293,120
Rent	22,819	4,824	34,296	9,789
Other operating expenses	232,892	49,670	645,902	99,820
Total Operating Expenses	3,240,447	816,069	7,005,076	1,673,106
Loss (Income) from Operations	1,572,589	(816,069)	(2,192,040)	(1,673,106)
Interest Income and Other (Expenses), net	55,790	(5,340)	68,814	(5,947)
Net loss before Income Tax	$1,628,379	$(821,409)	$(2,123,226)	$(1,679,053)

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

On August 11, 2025, RelyEZ completed the $10 million funding as required by the definitive agreement to the Joint Venture which satisfies the closing conditions of the definitive agreement. No capital call to the Company was issued or due as of June 30, 2026, and the Company made no contributions (cash or project rights) during the quarter.

Management assessed the joint venture and determined it is a variable-interest entity (VIE) and that the Company is not the primary beneficiary; therefore, the JV is not consolidated under ASC 810 “Consolidation”. As of June 30, 2026, the Company had no recognized interests related to the JV (carrying amount of $0). The Company did not provide financial support to the JV during the quarter beyond the commitments described above.

Joint-Venture Agreement Letter of Agreement with Cox Energy Group

On August 11, 2025, the Company’s wholly-owned subsidiary, Emergen Energy, LLC, executed a letter of agreement (“LOA”) with Cox Energy Group (operating from Madrid, Spain) to form a joint venture to develop, construct and operate up to 1 GW of utility-scale battery-energy-storage projects in the United States to reach ready-to-build status during calendar years 2025 and 2026.

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

As of June 30, 2026, the Company’s only arrangement with Cox is a LOA. No JV has been formed with Cox, no development rights were transferred to Cox, and the Company did not receive consideration from Cox during the quarter. The LOA is executory and did not require recognition as of the balance sheet date. The Company will reassess if and when a definitive agreement is executed, a JV is formed, consideration is received by the Company, or project rights are transferred.

NOTE 15. SUBSEQUENT EVENTS

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

On July 15, 2026, Emergen received $3.0 million related to the May 21, 2026, Cerberus/Frontier USA transaction (refer to Note 11). Approximately $2.3 million was for payment of the third Project Company that Emergen was required to deliver upon closing of the acquisition by Emergen on or before July 15, 2026, per the Contribution Agreement. The remaining $0.7 million JDA development fees paid were related to the two 10MW Project Companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Bimergen Energy Corporation (the “Company,” “Bimergen Energy,” “our” or “we”) is for the three and six months ended June 30, 2026 and 2025. It is supplemental to, and should be read in conjunction with, our condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

Development Projects and Operational Progress

Our portfolio of Development Projects includes approximately 3.6 GW of alternating current (GWAC) power capacity across various regions served by Independent System Operators (ISOs) such as ERCOT, WECC, PJM, CAISO and MISO. These regions have been selected strategically based on favorable market conditions, grid infrastructure, and regulatory environments conducive to renewable energy integration. In connection with the Emergen transaction, we currently have no proprietary rights but we have secured rights to comprehensive “Work Product” Intangible assets essential for project development, including but not limited to: feasibility studies determining capacity and compatibility, establishing a production model of the project parameters, identifying any curtailment for the project, power flow site verification and substation identification, permitting and regulatory compliance documentation, engineering designs, equipment procurement plans, site preparation guidelines, and noting project specific challenges.

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

We are actively pursuing project-level debt and equity financing to fund the construction and/or operationalization of our development projects. Upon securing financing, of which there can be no assurance we will be able to do so or do so on terms favorable to us, we intend to execute binding agreements with key counterparties, initiate site preparation activities, and commence construction in accordance with our development timelines. As part of the rights to the Work Product and continued development, we identify and negotiate with the appropriate counterparts in the specific project, but do not enter into binding contracts until specific project financing is obtained so as to not create liabilities before project financing is secured. We recognize the importance of managing risks associated with project development, including regulatory, technical, financial, and market risks. Our approach involves conducting thorough feasibility studies, engaging in proactive stakeholder consultations, and maintaining flexibility in project planning. We do not enter into binding contracts related to site control, equipment procurement, or construction until project-specific financing is secured, mitigating financial exposure. The next steps for these projects will include executing contracts with key counterparties, purchasing equipment, and initiating the construction process. Our current project pipeline consists of multiple BESS initiatives, with an estimated development timeline spanning eight to nine years.

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

On May 30, 2024, Emergen entered into a Project Sale Agreement (“PSA”) with Bridgelink covering approximately 2.425 GW of greenfield solar projects. Total consideration payable to Emergen is approximately $19.4 million, consisting of a non-refundable deposit of $943,500 received in June 2024 and up to $18.5 million of milestone payments. The deposit was recorded as deferred revenue initially and was recognized as revenue during the three months ended June 30, 2026, because none of contractual milestone conditions had been met over the last two years and it seems unlikely that these milestones will be met and likely that these projects will be returned. December 31, 2024, the PSA was amended to provide that Bridgelink may return a project, without refund, only if no milestone payment has yet been made and the return occurs within seven years of the PSA’s effective date. All other material terms remain unchanged. All funds paid to Emergen are non-refundable.

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

The $943,500 deposit has been recognized as revenue during the three months ended June 30, 2026. A December 31, 2024 amendment clarified that amounts paid to Emergen are non-refundable and limited the circumstances in which projects may be returned. During the three months ended March 31, 2026, the Company paid $339,688 related to amounts previously received under this arrangement that remained accrued to EIP, a related party, and was included in accounts payable and accrued liabilities – related parties at December 31, 2025.

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

Payment for Service. The Issuer agreed to pay Energy Independent Partners the following fees for providing the Services:

BESS Development Fees. In consideration of the provision of the Services related to the BESS Development Projects, and subject to the terms and conditions herein, during the Term, Bimergen (fka Bitech) shall pay EIP the following amounts per BESS Development Project: $0.035 per W for each applicable BESS Development Project, subject to such BESS Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“BESS Development Fees”). Currently, the Company is focusing on developing the BESS projects and the total fees related to all 23 of the BESS projects would be the $0.035 per watt multiplied by the estimated capacity 1.965 GW (1,965,000,000 watts) or approximately $69 million.

Solar Development Fees. In consideration of the provision of the Services related to the Solar Development Projects, and subject to the terms and conditions herein, during the Term, Bimergen (fka Bitech) shall pay EIP the following amounts per Solar Development Project: $0.035 per W for each applicable Solar Development Project, subject to such Solar Development Project achieving sufficient project specific equity or debt financing from third parties to fund the payment of the fees (“Solar Development Fees”). The Solar projects still in the Emergen portfolio have an estimated capacity of 1.640 GW and would have Solar Development Fees of approximately $57 million if developed.

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

Timing of Payment of Fees

The BESS Development Fees shall be due and payable upon (i) Bimergen (fka Bitech), or any of its Affiliates, receiving project financing directly related to and collateralized by BESS Projects, this specifically excludes any general public or private offerings by Bimergen (fka Bitech) not directly related to financing a BESS Project, and (ii) when a BESS Project’s financing funding terms is sufficient to pay the project specific Development Fees. EIP will be paid on the same timing as the funding terms. For example: if the terms for development fees are 50% at acceptance, 40% RTB and 10% at COD then EIP will be paid as the project development fees are funded.

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

Results of Operations

Comparison of the three month period ended June 30, 2026, with the three month period ended June 30, 2025

The following table summarizes our results of operations for the periods presented:

	Three Months ended June 30, 2026	Three Months ended June 30, 2025	$ Change	% Change
REVENUE	$7,903,159	-	$7,903,159	100%
COST OF REVENUE	3,090,123	-	3,090,123	100%
GROSS PROFIT	4,813,035	-	4,813,035	100%

OPERATING EXPENSES
General & Administrative	3,240,447	816,069	2,424,387	297%
Total Operating Expenses	3,240,447	816,069	2,424,387	297%
LOSS FROM OPERATIONS	1,572,589	(816,069)	2,388,658	(293)%
OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	-
Interest Income	60,320	-	60,320	100%
Interest Expense	(4,530)	(5,340)	811	(15)%
Total Other Income (Expense)	55,790	(5,340)	61,131	1145%
NET INCOME (LOSS)	$1,628,379	(821,409)	2,449,789	298%

The Company has generated $7.9 million in revenues with $4.8 million in gross profit from its primary business for the three months ended June 30, 2026, as compared to no revenues for the three months ended June 30, 2025. The revenues are primarily related to development fees for BESS projects. Approximately $0.9 million is related to Solar development fees non-refundable deposit forfeited.

General and administrative expenses have increased significantly, $2.4 million ($0.9 million non-cash) for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The primary increase was a non-cash expense of approximately $0.9 million of non-cash stock compensation. The other primary operating expense increases were approximately $0.5 million in investor relations expenses, $0.4 million in legal fees primarily related to BESS projects, $0.2 million payroll and board fees, and $0.2 million in contract services for Emergen Energy LLC.

Comparison of the six month period ended June 30, 2026, with the six month period ended June 30, 2025

The following table summarizes our results of operations for the periods presented:

	Six Months ended June 30, 2026	Six Months ended June 30, 2025	$ Change	% Change
REVENUE	$7,903,159		$7,903,159	100%
COST OF REVENUE	3,090,123		3,090,123	100%
GROSS PROFIT	4,813,035		4,813,035	100%

OPERATING EXPENSES
General & Administrative	7,005,076	1,673,106	5,331,970	319%
Total Operating Expenses	7,005,076	1,673,106	5,331,970	319%
LOSS FROM OPERATIONS	(2,192,040)	(1,673,106)	(518,934)	31%
OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	-	-
Interest Income	86,467	-	86,467	100%
Interest Expense	(17,653)	(6,247)	(11,406)	183%
Total Other Income (Expense)	68,814	(5,947)	74,761	1257%
NET INCOME (LOSS)	$(2,123,226)	$(1,679,053)	$(444,373)	26%

The Company has generated $7.9 million in revenues with $4.8 million in gross profit from its primary business for the six months ended June 30, 2026, as compared to no revenues for the six months ended June 30, 2025. The revenues are primarily related to development fees for BESS projects. Approximately $0.9 million is related to Solar development fees non-refundable deposit forfeited.

General and administrative expenses have increased significantly, $5.3 million ($3.2 million non-cash) for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The primary increase was non-cash expenses of approximately $3.2 million of non-cash stock compensation. The other primary operating expense increases were approximately $0.5 million in investor relations, $0.6 million in legal fees primarily related to BESS projects, $0.2 million payroll and board fees, and $0.2 million in contract services for Emergen Energy LLC.

Contractual Obligations and Commitments

As of June 30, 2026, and December 31, 2025, we had total current liabilities of $5.0 million and $7.8 million, respectively, and current assets of $14.6 million and $3.3 million, respectively, to meet our current obligations. As of June 30, 2026, we had working capital of $9.6 million as compared to working capital of ($4.5 million) as of December 31, 2025.

For the six months ended June 30, 2026, cash used in operations was approximately $2.5 million, primarily driven by net loss of approximately $2.1 million and increases in accounts receivable of $2.8 million, significantly offset by $4.8 million non-cash expenses consisting of stock-based compensation of approximately $3.8 million and $1 million of intangible amortization and decreases in accounts payable and related-party accounts payable of approximately $0.8 million compared to approximately $0.5 million cash used by operations for the six months ended June 30, 2025, which primarily included the net loss of approximately $1.7 million and primarily offset by the non-cash stock-based compensation of $0.6 million and an increase in accounts payable (including related parties) of $0.5 million.

For the six months ended June 30, 2026, cash provided by financing activities was approximately $11.4 million, including approximately $12.3 million of net cash proceeds from the February 2026 offering after cash financing costs, offset by repayment of approximately $0.8 million of related-party short-term loans compared to $0.4 million cash provided for the six months ended June 30, 2025, from proceeds from short term loans due to a related party.

The Company received and recorded as deferred revenue a $3.6 million payment from Gridspan in December 2025 related to the purchase of BESS development projects. The Company received $250,000 from Eos Energy Storage LLC as a one-time, non-refundable payment upon execution of a Joint Development Agreement and recognized that revenue as part of the Redbird project transaction during the three months ended June 30, 2026. The Company received and recorded a $943,500 deposit as deferred revenue initially in 2024 and was recognized as revenue during the three months ended June 30, 2026, because none of contractual milestone conditions had been met over the last two years and it seems unlikely that these milestones will be met and likely that these projects will be returned. The Project Sale Agreement with Bridgelink for an estimated 2.425 GW of Emergen’s estimated 3.840 GW of solar energy development projects in 2024. We paid EIP $250,000 during 2024 and $339,688 during the three months ended March 31, 2026, related to amounts previously accrued under the PSA for the $943,500 deposit received. EIP will be due 62.5% of the proceeds received related to the Project Sale Agreement.

The Company would be required to fund up to $5 million of capital calls over the term of the GridSpan joint venture arrangement related to Emergen’s 20% ownership interest and 10% matching capital contribution requirement in the RelyEZ joint venture. Management is evaluating debt and equity alternatives to meet those obligations.

We have a history of operating losses until the most recent three month period ended June 30, 2026. We have previously funded our operations primarily from equity financing. As of June 30, 2026, cash generated from operations and financing activities is sufficient to fund our growth strategy in the short term. The primary need for liquidity is to fund working capital requirements of the business, including operational and development costs to finalize development of our planned BESS projects that are part of the Development Project rights we acquired upon completion of the acquisition of Emergen. Financing for the project construction and equipment acquisition is planned to be generated within the project joint ventures and be non-recourse to the Company. The primary source of liquidity has primarily been private financing transactions and the public offering closed February 2026. The ability to fund operations, to make planned capital expenditures, to execute on the development and commercialization of the Development Projects depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are described in Note 2 to our audited financial statements for the year ended December 31, 2025 included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. The Company has generated revenues and accounts receivable during the three months ended June 30, 2026 and has added these accounting policies to Note 2 of our quarterly unaudited financial statements for the period ended June 30, 2026. There have been no other material changes to our significant accounting policies or critical accounting estimates during the three and six months ended June 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officer (“Co-CEO”) / Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026, (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Management concluded that disclosure controls and procedures were not effective as of June 30, 2026,

As of June 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of June 30, 2026, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting, which were previously identified and disclosed in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024, and which have not yet been fully remediated.

We are working to remediate the deficiencies and material weaknesses. Our remediation efforts are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.

Changes in Disclosure Controls and Procedures

None

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the three months ended June 30, 2026, which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

During February 2026 the Company issued 5,000 shares for investor relations services valued at $13,650. During March 2026, the Company issued 36,667 shares of restricted common stock valued at $103,401 in settlement of accounts payable. During April 2026 the Company issued 25,000 shares for investor relations services valued at $71,500.

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

Bimergen Energy Corporation

Date: August 14, 2026	By:	/s/ Robert J. Brilon
Robert J. Brilon
Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

